Form 10-K
period 1993-12-31
TIME WARNER INC
filed 1994-03-30
CIK 736157

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K
              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
               THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993.
                         COMMISSION FILE NUMBER 1-8637

                               ----------------

                                TIME WARNER INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                               ----------------

                DELAWARE                               13-1388520
    (STATE OR OTHER JURISDICTION OF                 (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)
  75 ROCKEFELLER PLAZA, NEW YORK, N.Y.                   10019
    (ADDRESS OF PRINCIPAL EXECUTIVE                    (ZIP CODE)
                OFFICES)

                               ----------------

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (212) 484-8000

                               ----------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                          NAME OF EACH EXCHANGE
                TITLE OF EACH CLASS                        ON WHICH REGISTERED
                -------------------                       ---------------------
Common Stock, $1.00 par value                         New York Stock Exchange
                                                      Pacific Stock Exchange
Rights to Purchase Series A Participating Cumulative  New York Stock Exchange
 Preferred Stock                                      Pacific Stock Exchange
7.45% Notes due 1998                                  New York Stock Exchange
7.95% Notes due 2000                                  New York Stock Exchange
8 3/4% Debentures due 2017                            New York Stock Exchange
8 3/4% Convertible Subordinated Debentures due 2015   New York Stock Exchange
9 1/8% Debentures due 2013                            New York Stock Exchange
9.15% Debentures due 2023                             New York Stock Exchange
Redeemable Reset Notes due 2002                       New York Stock Exchange
Liquid Yield Option(TM) Notes due 2012                American Stock Exchange
Liquid Yield Option(TM) Notes due 2013                New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      NONE

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---
  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  As of March 28, 1994, there were 378,694,562 shares of registrant's Common Stock outstanding and the aggregate market value of such shares held by non-affiliates of the registrant (based upon the closing price of such shares on the New York Stock Exchange Composite Tape on March 28, 1994) was approximately $15.2 billion.

                      DOCUMENTS INCORPORATED BY REFERENCE:

         DESCRIPTION OF DOCUMENT                  PART OF THE FORM 10-K
         -----------------------                  ---------------------
Portions of the Definitive Proxy Statement  Part III (Item 10 through Item 13)
 to be used in connection with the
 registrant's 1994 Annual Meeting of
 Stockholders.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                [TWI STRUCTURE]

                                     PART I

ITEM 1. BUSINESS

  Time Warner Inc. (the "Company") was incorporated in the State of Delaware in August 1983 and is the successor to a New York corporation originally organized in 1922. The Company changed its name from Time Incorporated following its acquisition of 59.3% of the common stock of Warner Communications Inc. ("WCI") in July 1989. WCI became a wholly owned subsidiary of the Company in January 1990 upon the completion of the merger of WCI and a subsidiary of the Company (the "Merger"). As used in this report, the terms "Registrant," the "Company" and "Time Warner" refer to Time Warner Inc. and its subsidiaries and divisions, and includes Time Warner Entertainment Company, L.P. ("TWE"), which conducts substantially all of the Entertainment businesses of the Company, unless the context otherwise requires.

  The Company is the largest media and entertainment company in the world. Its businesses are carried on in three principal groups: Publishing, Music and Entertainment. The Publishing group consists principally of the publication and distribution of magazines and books; the Music group consists principally of the production and distribution of recorded music and the ownership and administration of music copyrights; and the Entertainment group consists principally of the production and distribution of motion pictures and television programming, the distribution of videocassettes, the ownership and operation of retail stores and theme parks, the production and distribution of pay television and cable programming, and the operation of cable television systems. These businesses are conducted throughout the world through numerous wholly owned, and in certain cases less than wholly owned, subsidiaries and affiliates.

  TWE was formed as a Delaware limited partnership in February 1992 pursuant to an Agreement of Limited Partnership, dated as of October 29, 1991, as amended (the "TWE Partnership Agreement"), and has, since its capitalization on June 30, 1992 (the "TWE Capitalization"), owned and operated substantially all of the Entertainment group businesses, and certain other businesses, previously owned and operated by the Company. Upon the TWE Capitalization, certain wholly owned subsidiaries of the Company (the "TW Partners" or the "General Partners"), contributed such businesses, or assigned the net cash flow derived therefrom (or an amount equal to the net cash flow derived therefrom), to TWE and became general partners of TWE. Also upon the TWE Capitalization, wholly owned subsidiaries of ITOCHU Corporation (formerly C. Itoh & Co., Ltd.), a corporation organized under the laws of Japan ("ITOCHU"), and Toshiba Corporation, a corporation organized under the laws of Japan ("Toshiba"), collectively contributed $1 billion to TWE and became limited partners of TWE. On September 15, 1993, TWE consummated the transactions contemplated by the Admission Agreement, dated as of May 16, 1993, as amended (the "Admission Agreement"), between TWE and U S WEST, Inc., a Colorado corporation ("USW"). Pursuant to the Admission Agreement, a wholly owned subsidiary of USW made a capital contribution of $2.553 billion and became a limited partner of TWE (the "USW Transaction"). As a result of the USW Transaction, the TW Partners collectively own 63.27% pro rata priority capital and residual equity interests in TWE and wholly owned subsidiaries of ITOCHU, Toshiba and USW (the "Class A Partners" or the "Limited Partners") own pro rata priority capital and residual equity interests in TWE of 5.61%, 5.61% and 25.51%, respectively. Each of ITOCHU and Toshiba has the right to maintain its original 6.25% pro rata priority capital and residual equity interests by acquiring additional partnership interests. In addition, the TW Partners own priority capital interests senior and junior to the pro rata priority capital interests.

  The Admission Agreement provides that TWE will use its best efforts to upgrade a substantial portion of its cable systems to "Full Service Network(TM)" capacity over the next five years. As systems are designated for such upgrade and after any required approvals are obtained, USW and TWE will share joint control of those systems through a 50-50 management committee. The "Full Service Network" business is expected to include substantially all of TWE's cable systems, subject to obtaining necessary regulatory consents and approvals. See "Entertainment--Description of Certain Provisions of the TWE Partnership Agreement."

  For financial information about the Company's industry segments and operations in different geographical areas with respect to each of the years in the three-year period ended December 31, 1993, see Note 10, "Segment Information," to the Company's consolidated financial statements at pages F-18 through F-20 herein.

  The Company's Entertainment Group, consisting of the Company's interests in certain entertainment companies, principally TWE, was deconsolidated effective January 1, 1993 as a result of the USW Transaction. The TWE Partnership Agreement and the TWE credit agreement impose restrictions on the ability of TWE to make distributions to the Company and the TW Partners. See Note 1, "Summary of Significant Accounting Policies," and Note 2, "Entertainment Group," to the Company's consolidated financial statements at pages F-6 through F-11 herein.

                                   PUBLISHING

  The Company's wholly owned publishing division, Time Inc., publishes magazines and books and develops products for the multimedia and television markets. It conducts these activities through wholly owned subsidiaries, joint ventures, equity investments and partnerships.

MAGAZINES

 General

  Time Inc. publishes TIME, PEOPLE, SPORTS ILLUSTRATED, FORTUNE, MONEY, LIFE, SPORTS ILLUSTRATED FOR KIDS and ENTERTAINMENT WEEKLY. In March 1994, Time Inc. announced the launch of IN STYLE, a monthly celebrity life style publication, which will have an initial rate base of 500,000.

  Time Publishing Ventures, Inc. ("TPV"), a subsidiary of Time Inc. Ventures ("TIV") and an indirect subsidiary of Time Inc., is responsible for international, regional and special interest publishing and development activities, including Southern Progress Corporation ("Southern Progress"), Sunset Publishing Corporation ("Sunset Publishing"), PARENTING, BABY TALK, HEALTH, HIPPOCRATES, MARTHA STEWART LIVING and WHO WEEKLY magazines and various joint ventures. In September 1993, a joint venture between a subsidiary of TPV and affiliates of Quincy Jones Entertainment Company began publication of VIBE, a magazine that covers rap, rhythm and blues, reggae and dance music, as well as politics and fashion.

  Southern Progress publishes SOUTHERN LIVING, PROGRESSIVE FARMER, SOUTHERN ACCENTS, COOKING LIGHT and TRAVEL GUIDE magazines.

  Time Inc., either directly or through subsidiaries, has equity interests in ASIAWEEK, ELLE JAPON, PRESIDENT, American Family Publishers, Time Distribution Services and Publishers Express. In 1993, Time Inc. sold its interest in WORKING WOMAN and WORKING MOTHER, and in March 1994, it sold its interest in the magazine, YAZHOU ZHOUKAN, but retained the right to reacquire 25% of the magazine in the future.

  TIV has management responsibility for most of the American Express Publishing Corporation's operations, including TRAVEL & LEISURE and FOOD & WINE magazines. TIV also operates an in-store advertising and demonstration business, Time Inc. In-Store Marketing.

  Each magazine published by the Company has an editorial staff under the general supervision of a managing editor and a business staff under the management of a president or publisher. Magazine manufacturing and distribution activities are generally managed by centralized staffs at Time Inc. Fulfillment activities for Time Inc.'s magazines are generally administered from a centralized facility in Tampa, Florida.

PARENTING, SUNSET, BABY TALK, HEALTH, HIPPOCRATES, MARTHA STEWART LIVING and Time Inc.'s overseas operations employ independent fulfillment services and undertake their own manufacturing and distribution.

  Magazine publishing follows a seasonal pattern with revenues being generally higher in the second and fourth quarters and lower in the first and third quarters.

  The individual magazines of the Company are summarized below:

  TIME, a weekly magazine, summarizes the news and brings original interpretation and insight to the week's events. The domestic advertising rate base of TIME as of January 1994 was 4,000,000, which is unchanged from January 1993.

  TIME Asia, TIME Atlantic, TIME Canada, TIME Latin America and TIME South Pacific are weekly English-language editions of TIME which circulate outside the United States. These editions had an aggregate worldwide advertising rate base of 1,480,000 as of January 1994, compared to 1,510,000 in January 1993.

  SPORTS ILLUSTRATED is a weekly magazine which covers the activities of, and is designed to appeal to, spectators and participants in virtually all forms of recreation and competitive sports. In 1993, Time Canada Ltd. tested a Canadian version of the magazine which provides expanded coverage of Canada's teams and athletes. The advertising rate base as of January 1994 was 3,150,000, the same as in January 1993. SPORTS ILLUSTRATED FOR KIDS is a monthly sports-oriented magazine geared to children ages eight through 14. Its advertising rate base as of January 1994 was 900,000, compared to 800,000 in January 1993, including 250,000 copies distributed free to over 1,400 schools.

  PEOPLE, a weekly magazine, focuses on celebrities and other notable personalities. The advertising rate base as of January 1994 was 3,150,000, the same as in January 1993.

  ENTERTAINMENT WEEKLY is a weekly magazine which includes reviews and reports on television, movies, video, music and books. The advertising rate base as of January 1994 was 1,075,000, compared to 800,000 in January 1993 and 1,000,000 in February 1993.

  FORTUNE, a biweekly magazine, reports on worldwide economic and business developments. FORTUNE International, an overseas English-language edition, contains most of the articles in the domestic edition. The combined worldwide advertising rate base was 870,000 as of January 1994, which is unchanged from January 1993.

  MONEY is a monthly magazine which reports on personal finance. The advertising rate base as of January 1994 was 1,900,000, the same as in January 1993.

  LIFE is a monthly magazine which features photographic essays. The advertising rate base as of January 1994 was 1,500,000 as compared to 1,700,000 in January 1993. The rate base was reduced in May 1993 as the magazine sought to redefine its publishing niche for the 1990's.

  SOUTHERN LIVING is a monthly regional home, garden, food and travel magazine focused on the South with an advertising rate base of 2,300,000 as of January 1994, which is the same as in January 1993.

  PROGRESSIVE FARMER is a monthly regional farming magazine with an advertising rate base of 415,000 as of January 1994, compared to 425,000 in January 1993.

  SOUTHERN ACCENTS, published six times a year, features architecture, fine homes and gardens, arts and travel and is targeted to affluent Southerners. Its advertising rate base as of January 1994 was 250,000, which is unchanged from January 1993.

  COOKING LIGHT is published seven times a year and features health and fitness through active lifestyles and good nutrition. The advertising rate base as of January 1994 was 1,100,000, compared to 1,000,000 in January 1993.

  TRAVEL GUIDE, formerly TRAVEL SOUTH, is a seasonal, regional travel magazine focused on the South with an average circulation of 200,000 as of January 1994, the same as in January 1993.

  PARENTING is published ten times per year and is aimed at parents of children under the age of ten. The advertising rate base increased as of January 1994 to 925,000, compared to 875,000 in January 1993.

  SUNSET, The Magazine of Western Living, is a monthly regional magazine focused on lifestyles in the West. The advertising rate base increased to 1,400,000 in January 1994 compared to 1,375,000 in January 1993.

  HEALTH is a consumer health magazine published seven times a year, and HIPPOCRATES is published ten times a year. Although similar in editorial content, HEALTH is targeted at the consumer market, while HIPPOCRATES is a trade magazine targeted at physicians and carries primarily trade advertising. HEALTH had an advertising rate base of 900,000 in January 1994, the same as in January 1993. HIPPOCRATES had a controlled circulation of 125,000 primary care physicians in January 1994, the same as in January 1993.

  MARTHA STEWART LIVING presents Martha Stewart's personal perspective on entertaining, cooking, decorating and gardening. Published bimonthly in 1993, it will expand to eight issues in 1994. Its advertising rate base as of January 1994 was 725,000, compared to 575,000 in January 1993. In 1993, a TIV subsidiary developed a weekly one-half hour syndicated television show featuring Martha Stewart which began airing on broadcast television to a nationwide audience in September 1993.

  BABY TALK is a monthly magazine targeted at expectant and new mothers. Its rate base as of January 1994 was 1,125,000, the same as in January 1993. BABY TALK's ancillary publications are BABY ON THE WAY (published semi-annually) and BABY ON THE WAY BASICS (published annually).

  WHO WEEKLY is an Australian version of PEOPLE which focuses on celebrities and other notable personalities. The advertising rate base as of January 1994 was 200,000, compared to 180,000 in January 1993.

  VIBE was launched in September 1993 and covers rap, rhythm and blues, reggae and dance music, as well as politics and fashion. Four issues of VIBE were published in 1993 and it is expected that 10 issues will be published in 1994. The advertising rate base as of January 1994 was 200,000.

 Circulation

  The Company's publications are sold primarily by subscription. Subscription copies are delivered to subscribers through the mail. Subscriptions are sold by direct-mail solicitation, subscription sales agencies, television and telephone solicitation and insert cards in the Company's magazines and other publications. Single copies of magazines are sold through retail news dealers who are supplied in turn by regional wholesalers.

 Advertising

  Advertising carried in the Company's magazines is predominantly consumer advertising. Eleven of the Company's magazines have numerous regional and demographic editions which contain the same basic editorial material but permit advertisers to concentrate their advertising in specific markets. Through the use of selective binding and ink-jet technology, the Company creates special custom editions targeted towards specific groups. This allows the Company to deliver advertisers a more highly targeted audience by segmenting subscriber lists to identify those subscribers advertisers desire most, as well as providing the opportunity to personalize advertising messages.

 Paper and Printing

  Lightweight coated paper, which for certain magazines is recycled, constitutes a significant component of physical costs in the production of magazines. Time Inc. has contractual commitments to ensure an adequate supply of paper, but periodic shortages may occur in the event of strikes or other unexpected disruptions in the paper industry. During 1993, a year in which paper prices generally increased, Time Inc. purchased paper principally from four independent manufacturers, in each case under contracts that, for the most part, are either fixed-term or open-ended at prices determined on a market price or formula price basis.

  Printing and binding for the Company's magazines are accomplished primarily by major domestic and international printing concerns in 21 locations. Magazine printing contracts are either fixed-term or open-ended at fixed prices with, in some cases, adjustments based on certain criteria.

BOOKS

 General

  The Company's book operations include Time Life Inc.; Book-of-the-Month Club Inc.; Time Warner Trade Publishing which operates Warner Books, Warner Publisher Services and Little, Brown and Company, each of which is a wholly owned subsidiary of Time Inc.; and the Oxmoor House and Sunset Books divisions of Southern Progress and Sunset Publishing, respectively. In 1993, the book operations distributed, in aggregate, approximately 142 million gross units.

 Time Life Inc.

  Time Life Inc. is composed of five divisions: Books, Music, Video and Television, Education, and International. Time Life Inc. is one of the nation's largest direct marketers of books, music and videos. The products are sold by direct response, including mail order, television and telephone, through retail, institutional and license channels, and by door-to-door independent distributors in some foreign markets. Editions of the books are currently sold in 22 languages worldwide and approximately 42% of Time Life Inc.'s revenues are generated outside the United States. In 1993, Time Life Inc. created Time Life Education, a division designed to enter the school and library market.

  Editorial material is created by in-house staffs as well as through outside book packagers. The most significant new product launched in 1993 was Time Life Music's new series "The Rolling Stone Collection: 25 Years of Essential Rock." Other 1993 best sellers included the series "Barney & Friends" at Time Life Video and Television. In 1993, Time Life began the development of two ten-hour television documentary series, "Lost Civilizations" and "The History of Rock 'n' Roll," each of which draw on Time Life's existing editorial resources. First-run television rights to "Lost Civilizations" have been pre-sold to one of the three major networks, and "The History of Rock 'n' Roll" is being co-produced with TWE's Telepictures Productions.

  Manufacturing for Time Life Books is done by several independent companies. Manufacturing contracts are entered into on a series rather than a single title basis and are fixed-price with provisions for cost of labor, material and specification adjustments. These contracts, subject to certain limitations, may be terminated by Time Life Inc. or the manufacturer. Time Life Inc.'s fulfillment activities, excluding international operations, are conducted from a centralized facility in Richmond, Virginia.

 Book-of-the-Month Club

  Book-of-the-Month Club operates seven book clubs and two continuity businesses with combined membership in excess of 3.1 million. Two of the clubs, Book-of-the-Month Club and Quality Paperback Book

Club, are general interest clubs and the remaining clubs specialize in history, cooking and crafts, business, children's books and the books of a particular author. In addition, audio and video products are offered through the clubs. In 1993, Book-of-the-Month Club launched its businesses internationally in over 20 countries primarily in Europe and Asia.

  Book-of-the-Month Club buys the rights from publishers to manufacture and distribute books and then has them printed by independent printing concerns. Book-of-the-Month Club runs its own fulfillment and warehousing operations in Mechanicsburg, Pennsylvania.

 Time Warner Trade Publishing

 Warner Books

  Warner Books publishes hardcover, mass market and trade paperback books. Among the best selling hardcover books published in 1993 were Robert James Waller's "Slow Waltz in Cedar Bend," and Sandra Brown's "Where There's Smoke." Robert James Waller's "The Bridges of Madison County," published in 1992, was the number one selling hardcover title of 1993. Mass market paperback books published in 1993 included "The General's Daughter" by Nelson DeMille, "The Star Shines Down" by Sidney Sheldon, "Decked: A Regan Reilly Mystery" by Carol Higgins Clark, "Along Came a Spider" by James Patterson, "French Silk" by Sandra Brown, and "Double Cross" by Sam and Chuck Giancana. The major trade paperback book published by Warner Books in 1993 was: "Bottoms Up!" by Joyce L. Vedral, Ph.D.

 Little, Brown

  Little, Brown publishes general and children's trade books, legal and medical reference books and textbooks. Through its subsidiary, Little, Brown (U.K.), it also publishes general hardcover and mass market paperback books in the United Kingdom. Among the trade hardcover books published by Little, Brown in 1993 were "The Hope" by Herman Wouk and "The Best Cat Ever" by Cleveland Amory. The major trade paperback book published by Little, Brown in 1993 was "Revolution From Within" by Gloria Steinem.

  Little, Brown handles book distribution for itself and Warner Books. The marketing of trade books is primarily to retail stores and wholesalers throughout the United States, Canada and the United Kingdom.
Law and medical textbooks are sold primarily to university retail stores. Professional reference books are sold to practitioners through retail stores and direct marketing. Through their combined U.S. and U.K. operations, Little, Brown and Warner Books have the ability to acquire English-language publishing rights for the distribution of hard and softcover books throughout the world.

  In July 1993, the trade publishing group and Warner Music Group's Atlantic Records formed a joint venture, Time Warner AudioBooks, to develop and market audio versions of books and other materials published by Warner Books, Little, Brown and other outside publishers.

 Oxmoor House and Leisure Arts

  Oxmoor House, the book publishing division of Southern Progress, markets how-to books on a wide variety of topics including food and crafts, as well as illustrated volumes on art and other subjects. Acquired in 1992 and integrated into Oxmoor House, Leisure Arts is a well-established publisher and distributor of instructional leaflets, continuity books series and magazines for the needlework and craft market.

 Sunset Books

  Sunset Books, the book publishing division of Sunset Publishing, markets books on topics such as building and decorating, cooking, gardening and landscaping, and travel. Sunset Books' unique marketing formula includes an extensive network of home repair and garden centers.

OTHER PUBLISHING OPERATIONS

 Multimedia and Other Television Development

  Time Inc. is actively developing products for emerging technologies such as on-line computer networks, the Full Service Network, and the CD ROM market. These efforts include alliances with leading worldwide consumer on-line computer services to provide interactive entertainment and information to the home computer market, the development of an interactive news-on-demand service for the Full Service Network, as well as the creation of CD ROM versions of original and existing Time Inc. editorial products.

  Time Inc. has also undertaken development efforts in various television ventures, both in combination with other divisions of the Company and independently. The most significant of these activities is an entertainment news show, "Entertainment News Television," produced in conjunction with the Telepictures division of TWE, which will be a six-day-a-week program utilizing the editorial resources of Time Inc. to break exclusive stories. The first episode of this show is planned for the autumn of 1994.

 Time Inc. In-Store Marketing

  In June 1993, Time Inc. formed, as part of TIV, Time Inc. In-store Marketing, an umbrella organization to operate all of the company's in-store advertising and demonstration businesses, including Media One, Inc. ("Media One") and SmartDemo Inc. ("SmartDemo"). Media One's primary product is a two-sided backlit advertising display unit that is installed in supermarket checkout lanes. SmartDemo, an in-store demonstration, couponing, sampling and merchandising business, was acquired by TIV in June 1993.

 American Express Publishing

  In March 1993, Time Inc., through its TIV subsidiary, entered into an agreement to assume management responsibility for most of American Express Publishing Corporation's operations, including its core lifestyle magazines, TRAVEL & LEISURE and FOOD & WINE. Under the terms of the agreement, TIV receives a fee for managing these properties, as well as incentives for improving profitability.

 American Family Publishers

  Time Inc. is a 50% partner in American Family Publishers ("AFP"), a direct mail magazine subscription sales agency. AFP sells magazine subscriptions for approximately 200 major magazines in the United States, including many of the Company's publications. AFP sells primarily through two heavily promoted nationwide sweepstakes mailings conducted each year.

 Time Distribution Services

  Time Inc. owns approximately a 63% interest in Time Distribution Services ("TDS"), a joint venture with the New York Times Company. TDS markets and distributes magazines published by both companies, and also certain other publishers in the United States and Canada, through wholesalers to retail outlets such as newsstands and directly to supermarkets and drugstore chains.

 Warner Publisher Services

  Warner Publisher Services ("WPS") is a major distributor of magazines and paperback books sold through wholesalers in the United States and Canada. WPS is the sole national distributor for MAD magazine, the publications of DC Comics and certain publications owned by other publishers, including TEEN, VOGUE, WOMAN'S DAY, and the Dell Puzzle Books. WPS also distributes the paperback books published by Warner Books as well as the full paperback lines of the Berkley Group and St. Martin's Press/Tor Books. WPS is wholly owned by the Company.

 Publishers Express

  Time Inc. owns 25% of Publishers Express Inc., a corporation whose shareholders consist of eleven other publishers, printers, paper companies and direct mailers established to deliver second- and third-class mail and advertising material in competition with the U.S. Postal Service. As of January 1994, the corporation was delivering in 30 cities throughout the United States.

POSTAL RATES

  Postal costs represent a significant operating expense for the Company's publishing activities. There were no general postal rate increases in 1993 and none will occur in 1994. A general increase of approximately 10% has been proposed for 1995 by the Postal Service. Some relatively small savings will be realized by the Company through the adoption by the Postal Board of Governors of a special discount for certain types of barcoded postal material.

  Publishing operations continue to minimize postal expense through the use of certain cost-saving measures, including the utilization of contract carriers to transport books and magazines to central postal centers. It has been the Company's practice in selling books and other products by mail to include a charge for postage and handling, which is adjusted from time to time to partially offset any increased postage or handling costs.

COMPETITION

  The Company's magazine operations compete for sales with numerous other publishers and retailers, as well as other media. The general circulation magazine industry is highly competitive both within itself and with other advertising media which compete with the Company's magazines for audience and advertising revenue.

  The Company's book publishing operations compete for sales with numerous other publishers and retailers as well as other media. In addition, the acquisition of publication rights to important book titles is highly competitive, and Warner Books and Little, Brown compete with numerous other book publishers. WPS and TDS meet with direct competition from other distributors operating throughout the United States and Canada in the distribution of magazines and paperback books.

                                     MUSIC

GENERAL

  The Company's music business, conducted under the umbrella name Warner Music Group ("WMG"), consists of a vertically integrated worldwide recorded music business and a worldwide music publishing business.

  The Company's domestic recorded music business is conducted principally through WCI's wholly owned subsidiaries Warner Bros. Records Inc. ("WBR"), Atlantic Recording Corporation ("Atlantic"), WEA Manufacturing Inc. ("WEA Mfg.") and Warner-Elektra-Atlantic Corporation ("WEA"), and a division of WCI, Elektra Entertainment ("Elektra"). Outside of the United States, the recorded music business is conducted in 72 countries through WEA International Inc. and a division of WCI, Warner Music International, and their subsidiaries and affiliates ("WMI"), as well as through non-affiliated licensees.

  The Company's music publishing business is conducted principally through wholly owned subsidiaries of WCI (collectively, "Warner/Chappell").

  In 1993, approximately 52% of WMG's revenues were derived from sources outside of the United States.

RECORDED MUSIC

  WMI, WBR, Atlantic and Elektra produce, sell and license compact discs, cassette tapes and music videos (in both videocassette and video laserdisc configurations) of the performances of recording artists under contract to them or for whose recordings they have acquired rights. WMG's recorded music and video product is marketed under various labels, including the proprietary labels "Warner Bros.," "Reprise," "Sire," "Tommy Boy," "Warner Nashville," "Elektra," "Asylum," "Nonesuch," "Atlantic," "A*Vision," "EastWest America," "Big Beat," "Atlantic Nashville," "WEA," "EastWest," "Teldec," "CGD," "Carrere," "Erato," "MMG," "DRO," "Telegram," "D-Day" and "Muser."

  In addition, WMG has entered into joint venture agreements pursuant to which WMG companies manufacture, distribute and market (both domestically and, in most cases, internationally) recordings owned by such joint ventures. The terms of such agreements vary widely, but each agreement typically provides the WMG record company with an equity interest and a profit participation in the venture, with financing furnished either solely by WMG or by both parties. Included among these arrangements are the labels "American Recordings," "Giant," "Interscope," "Maverick," "Quest" and "Rhino."

  WMG's record companies also acquire rights pursuant to agreements to manufacture and distribute certain recordings that are marketed under the licensor's proprietary label. Included among the labels distributed under such arrangements are "Slash," which is distributed by WBR; "Hollywood" and "Mute," which are distributed by Elektra; and "Beggars Banquet," "Delicious Vinyl" and "Matador," which are distributed by Atlantic.

  Recording artists are engaged under arrangements that generally provide that the artist is to receive a percentage of the suggested retail selling price of compact discs, cassette tapes and music videos sold. Most artists receive non-returnable advance payments against future royalties.

  Among the artists whose albums resulted in significant record sales for WMG's record companies during 1993 were: Eric Clapton, Rod Stewart, the artist formerly known as Prince, Neil Young, Silk, Metallica, 10,000 Maniacs, Stone Temple Pilots, 4 Non Blondes, John Michael Montgomery, Tracy Lawrence, Luis Miguel, Noriyuki Mikihara, Leandro e Leonardo and Mana. In 1994, WMG's record companies expect to release albums by the following artists: Madonna, R.E.M., Travis Tritt, Philip Glass, Motley Crue, Keith Sweat, Tori Amos, Stevie Nicks, Confederate Railroad, Clawfinger, Enya, Gilberto Gil and Inner Circle, among others.

  WEA Mfg. is engaged in the domestic manufacturing of audio and ROM compact discs, cassette tapes, vinyl records and videocassettes. WEA Mfg. conducts its operations from facilities situated in Olyphant, Pennsylvania and in the greater Los Angeles area. WMI also operates two plants in Germany that manufacture compact discs, cassette tapes and vinyl records for WMI's European affiliates and licensees and for WMI companies outside Europe, as well as for unrelated parties.

  Ivy Hill Corporation ("Ivy Hill") is engaged in the offset lithography and packaging business through facilities situated in four states. Ivy Hill is a major supplier of packaging to the recorded music industry (including WMG's record companies) and also supplies packaging for a wide variety of other consumer products.

  Warner Special Products produces, primarily for telemarketers, compilations of music for which it has obtained rights from WMG's recorded music companies as well as third parties.

  WMG's recorded music product is marketed and distributed in the continental United States by WEA, which supplies, directly or indirectly through sub-distributors and wholesalers, thousands of record stores, department stores, discount centers and other retail outlets across the country. Alternative Distribution Alliance, a music distribution company specializing in alternative rock music, with a focus on new artists, was formed in 1993 as a joint venture of Warner Music Group, its labels, Restless Records and Sub-Pop.

  In foreign markets, WMI produces, distributes, promotes and sells recordings of local artists and, in most cases, distributes the recordings of those artists for whom WMG's domestic recording companies have international rights. In certain countries, WMI licenses to non-affiliated parties rights to distribute recordings of WMG's labels.

  Warner Music Enterprises, a direct marketing company, entered into an agreement in 1993 with the BBC to launch the BBC Music Service, a subscription program specializing in classical music, announced the launch of New Country Music Service, another subscription service, in the first quarter of 1994 and announced the addition of a new rock music magazine to the existing Rock Video Monthly Service for the third quarter of 1994.

  Through partnerships with Sony Music Entertainment Inc., Time Warner owns a 50% interest in the music and video clubs of The Columbia House Company. The Columbia House Company, consisting of a U.S. partnership and a Canadian partnership, is the leading direct marketer of compact discs, cassette tapes and videocassettes in the United States and Canada. WCI owns a minority portion of Time Warner's 50% interest in the U.S. partnership and all of Time Warner's 50% interest in the Canadian partnership. WMG and Sony Music Entertainment are also partners in Music Sound Exchange, a direct marketing catalog launched in 1993 that is primarily geared to selling music and related product to consumers age 35 and over.

  A 1993 joint venture between WMG and Sony Software Corporation became an equity partner with TWE's Time Warner Cable in Music Choice, an audio programming service that delivers multiple channels of CD-quality stereo music via cable television. In Europe, where the service is known as Music Choice Europe, it is delivered via cable television and direct-to-home satellite.

  In December 1993, a joint venture among WMG, Sony, PolyGram, EMI and Hamburg radio executive Frank Otto, launched VIVA, a 24-hour German language music video channel carried on cable television in Germany. In January 1994, WMG, EMI, PolyGram, Sony and Ticketmaster announced plans to form a partnership that will operate an advertiser-supported, 24-hour music video channel to be offered as a basic cable television service in the United States and Puerto Rico.

MUSIC PUBLISHING

  Time Warner's music publishing companies own or control the rights to over 900,000 standard and contemporary compositions, including numerous popular hits, folk songs and music from the stage and motion pictures. Certain works of the following artists, authors and composers are included in Warner/Chappell's catalogues: John Bettis, Michael Bolton, The Black Crowes, Phil Collins, Comden & Green, Dubin & Warren, Genesis, George and Ira Gershwin, Gin Blossoms, Victor Herbert, Michael Jackson, Elton John, Leiber & Stoller, Lerner & Lowe, Madonna, Henry Mancini, Johnny Mercer, George Michael, Midnight Oil, Cole Porter, the artist formerly known as Prince, R.E.M., Rodgers & Hart, Soul Asylum, Jule Styne, Bernie Taupin, Van Halen, John Williams and the foreign administration of the works of Irving Berlin.

  Warner/Chappell also administers the film music of Lucasfilm, Ltd., Viacom Enterprises, Samuel Goldwyn Productions, Famous Music (the music publishing division of Paramount Communications Inc.) outside the United States and Japan, and several other television and motion picture companies.

  Warner/Chappell's printed music division markets publications throughout the world containing the works of Alabama, Phil Collins, Bon Jovi, The Eagles, The Grateful Dead, Michael Jackson, Led Zeppelin, Madonna, John Mellencamp, the artist formerly known as Prince, Rush, Bob Seger and many others.

  Principal sources of revenues to Warner/Chappell are license fees for use of its music copyrights on radio and television, in motion pictures and in other public performances; royalties for use of its music copyrights on compact discs, cassette tapes, vinyl records, music videos and in commercials; and sales of published sheet music and song books for the home musician as well as the professional and school markets, including methods for teaching musical instruments.

LEGISLATION

  The Audio Home Recording Act, enacted in 1992, establishes the right of individuals to copy pre-recorded music for private non-commercial use and grants to copyright owners, including music publishers and record companies, a royalty in connection with the sale of new digital audio recording equipment and blank digital audio recording media. The statute also requires manufacturers of digital audio recording equipment to utilize technology that would prevent subsequent copying from copied audio recordings. In 1993, Congress began considering bills to provide royalties to performers and producers of digitized music. The legislation is prompted by the improved reception and the potential for recording that digitization of broadcast, cable and other means of music distribution is expected to provide. Passage of this legislation could be favorable to WMG's interests.

COMPETITION

  The recorded music business is highly competitive. The revenues and income of a company in the recording industry depend upon the public acceptance of the company's recording artists and the recordings released in a particular year. Although WMG is one of the largest recorded music companies in the world, its competitive position is dependent upon its continuing ability to attract and develop talent that can achieve a high degree of public acceptance. The recorded music business continues to be adversely affected by counterfeiting, piracy, parallel imports and, in particular, the home taping of recorded music. In addition, the recorded music business also meets with competition from other forms of entertainment, such as television, pre-recorded videocassettes and video games.

  Competition in the music publishing business is intense. Although WMG's music publishing business is the largest on a worldwide basis, it competes with every other music publishing company in acquiring musical compositions and in having them recorded and performed.

                                 ENTERTAINMENT

  The Company's Entertainment Group consists of TWE's Filmed Entertainment, Programming--HBO and Cable businesses, and also the Company's interests in certain other businesses. Each of the three principal businesses is operated as a separate division of TWE and, except as described below, in the same manner as it was operated by the Company at the time of the TWE Capitalization. See "--Description of Certain Provisions of the TWE Partnership Agreement-- Management and Operations of TWE."

  In order to ensure compliance with the Modification of Final Judgment entered on August 24, 1982 by the United States District Court for the District of Columbia applicable to USW and its affiliated enterprises, which may include TWE (the "Modification of Final Judgment"), prior to USW's investment in TWE, TWE distributed to the TW Partners certain assets, including the satellite receiving dishes and broadcast antennae used by TWE's cable division, the transponders and other transmission equipment used by TWE's cable television programming and filmed entertainment divisions and equity interests in certain programming entities (collectively, the "TW Service Partnership Assets"). Such partners then contributed such assets to newly formed sister partnerships in which the TW Partners and subsidiaries of ITOCHU and Toshiba are the partners (the "Time Warner Service Partnerships"). Upon the distribution of the TW Service Partnership Assets to the TW Partners, the TW Partners' junior priority capital interests were reduced by approximately $300 million. See "--Other Entertainment Group Assets--Time Warner Service Partnerships."

  Generally, the Modification of Final Judgment prohibits the seven Regional Bell Operating Companies ("RBOCs") including USW, and any of their "affiliated enterprises," which, as a result of the USW

Transaction, may include TWE, from among other things, (i) providing long distance telecommunications services, which may include operating or providing long distance services using TVROs or satellites, or coaxial cable, fiber or microwave facilities, (ii) manufacturing or providing telecommunications equipment and (iii) manufacturing "customer premises equipment," which may include cable television converter or multimedia boxes. In addition, the Modification of Final Judgment may prohibit the RBOCs and their "affiliated enterprises" from holding certain financial interests in ventures that engage in the foregoing activities. Several bills that would alleviate many of the restrictions contained in the Modification of Final Judgment are under active consideration in the Congress. See "--Other Entertainment Group Assets--Time Warner Service Partnerships."

FILMED ENTERTAINMENT DIVISION

 General

  TWE's principal operations in the fields of motion pictures and television are conducted by its Warner Bros. division ("WB"). The filmed entertainment business includes the production, financing and distribution of feature motion pictures, television series, made-for-television movies, mini-series for television, first-run syndication programming, and animated programming for theatrical and television exhibition; and the distribution of pre-recorded videocassettes and videodiscs. TWE also is engaged in product licensing and the ownership and operation of retail stores, movie theaters and theme parks.

  Feature motion pictures and television programs are produced at various locations throughout the world, including The Warner Bros. Studio in Burbank, California and The Warner Hollywood Studio in West Hollywood, California. For additional information, see Item 2 "Properties."

 Feature Films

  WB produces feature films either solely or under arrangements with other producers, and is generally the principal source of financing for such films. In addition, WB purchases outright, or licenses for distribution, completed films produced by others. Acquired distribution rights may be limited to specified territories, specified media and/or particular periods of time. The terms of WB's agreements with independent motion picture producers and other entities result from negotiations and vary depending upon the production, the amount and type of financing by WB, the media covered, the territories covered, the period of distribution and other factors. In some cases, producers, directors, actors, writers and others participate in the proceeds generated by the motion pictures in which they are involved.

  As of December 31, 1993, there were 19 feature films scheduled for future release by WB in various stages of production (as to six of which principal photography had been completed). In addition, numerous other features were in various stages of pre-production.

  WB operates a worldwide theatrical distribution organization through which it distributes its own films, as well as films produced by others. During 1993, for the first time, more film rentals from WB theatrical distribution were generated in international territories (52%) than in the United States and Canada (48%).

  Feature films are licensed to exhibitors under contracts that provide for the length of the engagement, rental fees, which may be either a percentage of box office receipts, with or without a guarantee of a fixed minimum, or a flat sum, and other relevant terms. The number of feature films that a particular theater exhibits depends upon its policy of program changes, the competitive conditions in its area and the quality and appeal of the feature films available to it. WB competes with all other distributors for playing time in theaters.

  Geffen Films Inc. produces feature films through Geffen Pictures ("Geffen"), a joint venture with TWE, which arranges for financing of the venture. Geffen operates autonomously. The pictures produced by Geffen are released worldwide by WB. As of December 31, 1993, one Geffen film was in production: "Interview With the Vampire," starring Tom Cruise, and numerous other film projects were in development.

  WB has entered into distribution servicing agreements with Morgan Creek Productions Inc. or one of its affiliates ("Morgan Creek"), pursuant to which, among other things, WB provides domestic distribution services for certain Morgan Creek pictures. The domestic services agreement has been recently extended through June 1998.

  In September 1993, an affiliate of WB entered into a long-term arrangement with Monarchy Enterprises C.V. ("Monarchy"), Le Studio Canal Plus and Alcor Film for the financing, production and distribution of no fewer than 10 major motion pictures involving an expected total production outlay in excess of $200 million. Arnon Milchan will produce the pictures for Monarchy, with funding provided primarily by Monarchy and Alcor Film. The WB affiliate will advance (and have the right to recoup, together with a distribution fee) a portion of the production budget of each film and all necessary marketing and distribution costs for the films. WB has acquired all distribution rights in the United States and Canada, as well as all international theatrical and home video rights to these motion pictures. Among the initial releases planned under the arrangement is "Boys on the Side," starring Whoopi Goldberg and directed by Herb Ross. The above arrangement replaces a 1991 agreement between WB, on the one hand, and Regency V.O.F., Le Studio Canal Plus and Alcor Film, on the other.

  During 1993, WB released 34 motion pictures for theatrical exhibition, of which 17 were produced by others. Among these 34 motion pictures, the following have produced substantial gross receipts: "The Fugitive," "Free Willy," "Dave," "Dennis The Menace," "Made in America," "Sommersby" and "Falling Down." Significant revenues were also generated in 1993 by pictures originally released in 1992, including "Unforgiven," "The Bodyguard," "Under Siege" and "Forever Young."

  During 1994, WB is distributing or expects to distribute 34 motion pictures, of which 18 will be produced by others. Among such 34 pictures are: "Ace
Ventura: Pet Detective," starring Jim Carrey, "On Deadly Ground," starring Steven Seagal, "Maverick," starring Mel Gibson and Jodie Foster, "The Client," starring Susan Sarandon and Tommy Lee Jones, "Wyatt Earp," starring Kevin Costner and Gene Hackman, and "Love Affair," starring Warren Beatty and Annette Benning.

 Television

  WB, through its television production and distribution divisions and various contractual arrangements, is the leading supplier of television programming in the world. These WB divisions and suppliers produce and distribute filmed entertainment for television (including comedy and drama series, animation shows, made-for-television movies, mini-series and first-run syndication programming) for initial exhibition on networks, local stations or cable systems. They include the wholly owned Warner Bros. Television Production, Telepictures Productions ("Telepictures"), Warner Bros. Animation, Warner Bros. Domestic Television Distribution ("WBDTD") and Warner Bros. International Television Distribution ("WBITD") divisions, the joint ventures Time Telepictures Television and Quincy Jones/David Salzman Entertainment Company ("QDE"), and contractual arrangements with the Prime Time Entertainment Network ("PTEN") and Witt-Thomas-Harris Productions ("Witt-Thomas-Harris").

  In August 1993, Warner Bros. Television Production (formerly known as Lorimar Television) assumed all responsibility for WB's prime time network television production. For the 1993-94 broadcast season, Warner Bros. Television Production is currently producing 16 prime time series: "Full House" (in its seventh year), "Murphy Brown" (in its sixth year), "Family Matters" (in its fifth year), "Sisters" (in its fourth year), "Step by Step" (in its third year), "Getting By," "Hangin' with Mr. Cooper," "How'd They Do That?," "Kung
Fu: The Legend Continues," "Time Trax" (each in its second year), and the following new series: "The Adventures of Brisco County, Jr.," "Cafe Americain," "Living Single," "Lois & Clark: The New Adventures of Superman," "Tom" and "The George Carlin Show." Warner Bros. Television Production is currently producing two mini-series: "Heaven and Hell" (Book III of the "North & South" saga) and "The Thorn Birds: The Missing Years." In addition, Warner Bros. Television Production has produced several made-for-television movies for the 1993-94 broadcast season.

  The Telepictures division, while continuing to specialize in reality and reality-based series and specials for the first-run syndication market, is expanding its activities into all media (network, first-run syndication and cable) and all segments of the daily television schedule (daytime, prime time, access and late-night). Telepictures currently produces two nationally syndicated first-run talk shows, "Jenny Jones" (in its third season) and "The Jane Whitney Show" (which had its network debut in January 1994 on NBC daytime after two seasons in national syndication), and, in association with Warner Bros. Television Production, is delivering a second season of the network series "How'd They Do That?" Telepictures is co-producing with Time Life Video and Television and QDE a new ten-hour mini-series, "The History of Rock 'n' Roll," for broadcast by PTEN in September 1994.

  Warner Bros. Animation is responsible for the creation, development and production of contemporary animation as well as for the creative use and production of WB's classic animated properties. In 1991, Warner Bros. Animation signed a long-term development and production agreement to supply the Fox Children's Network with the following series: "Steven Spielberg Presents Tiny Toon Adventures," the classic "Merrie Melodies," "Alvin & The Chipmunks" and "Beetlejuice." Subsequently, Warner Bros. Animation has added "Taz-Mania," "Batman: The Animated Series" and "Steven Spielberg Presents Animaniacs" to the series produced under this arrangement. In addition, this division will supply two new one-hour prime time animated specials of "Steven Spielberg Presents Tiny Toon Adventures" for broadcast on the Fox Network in the spring and on Halloween in 1994. Currently, Warner Bros. Animation supplies 75% of the Fox Children's Network's Monday to Friday afternoon programming and 25% of its Saturday lineup.

  PTEN is a consortium of 177 television stations launched in 1993 and covering 93% of the country. The consortium offers prime time, first-run programs which are exclusively supplied by WBDTD. For its second season, beginning in January 1994, PTEN has expanded its programming by 50%, renewing the two original series, "Kung Fu: The Legend Continues" and "Time Trax," and adding "Babylon 5" as a third series.

  In 1992, Telepictures and TIV formed Time Telepictures Television, a venture which is designed to bring together the information resources of Time Inc. with the production and programming expertise of Telepictures. In this connection, Time Telepictures Television has announced the launch of a six-day-a-week entertainment news magazine, "Entertainment News Television," which is scheduled to debut in the fall of 1994. In addition, this venture has entered into an exclusive, multi-year agreement with ABC Entertainment to develop and produce a series of up to seven prime time specials to be derived from Time Inc. magazines.

  In June 1993, TWE and QDE formed a long-term joint venture to engage in television production as well as projects, investments and other businesses in the entertainment and communications industry. Numerous television projects are currently in development.

  In 1992, WB and Witt-Thomas-Harris entered into an exclusive, long-term feature film and television production and distribution agreement. The agreement provides for Witt-Thomas-Harris to exclusively create, develop and produce all forms of television for all media. For the 1993-94 season, Witt-Thomas-Harris produced its first network programs for WB--two new half-hour comedies: "The John Larroquette Show" and the mid-season "My Kind of Town."

  WBDTD is one of the industry's leading distributors of television programming for exhibition on local television stations and both basic cable and pay television systems, either on a first-run basis or for subsequent broadcast. The division distributes over 5,800 hours in full syndication and an additional 1,800 hours in limited markets. WBDTD distributes programming produced by the WB television divisions as well as Warner Bros. Pictures, Quincy Jones/David Salzman Entertainment ("Fresh Prince of Bel-Air"), HBO Independent Productions (including "Roc," "Martin" and "HBO Comedy Showcase") and post-1992 Witt-

Thomas-Harris programming ("The John Larroquette Show" and "My Kind of Town"). Among WBDTD's first-run programs are the talk show "Jenny Jones," the 11th season of "Love Connection" and the PTEN programming. Among the list of "off-network" comedies (produced initially for network distribution) currently distributed by WBDTD are "Murphy Brown," "Full House," "Night Court" and "Family Matters," with "The Fresh Prince of Bel-Air" to debut in 1994. Additionally, WBDTD distributes Warner Bros. Animation programs, made-for-television movies, mini-series and feature film packages.

  WBITD is the world's largest distributor of television programming. It licenses more than 20,000 hours of television programming and movies in over 40 languages to broadcasters in more than 150 countries, serving an audience of more than 700 million television households and 5.1 billion people. This division handles the distribution to the international marketplace for all of the product produced by the WB television divisions.

  WB's library of films for television distribution is comprised of films produced by WB since 1949, as well as films produced by others and licensed to WB for television exhibition in either selected markets or on a worldwide basis. WB also owns a library of television series previously shown on network television, including all shows produced by Warner Bros. Television Production which are not subject to pre-existing distribution agreements with third parties. Television distribution agreements generally provide for a fixed number of telecasts over a period of time for a license fee to be paid in periodic installments.

  WB's backlog, representing the amount of future revenue not yet recorded from cash contracts for the licensing of films for pay and basic cable, network and syndicated television exhibition, amounted to $724 million at December 31, 1993 compared to $674 million at December 31, 1992 (including amounts relating to Programming--HBO of $178 million at December 31, 1993 and $161 million at December 31, 1992). The backlog excludes advertising barter contracts.

  During 1993, the Federal Communications Commission ("FCC") revised its rules to allow the three major television networks to acquire financial interests and syndication rights in programs produced for a network by outside producers such as WB and to engage in the syndication of such programs abroad. Under the new rules, the networks remain barred from actively syndicating any programs domestically--both "off-network" (produced initially for network distribution) and "first-run" (produced directly for syndication). With respect to first-run syndicated programs, the networks remain barred from acquiring financial interests if the program is not solely produced by the network. The new rules also require the networks to release "off-network" programs into syndication no later than four years after the program's network debut. The FCC rules are before the U.S. Court of Appeals for the Seventh Circuit for review.

  Until November 1993 the television networks, as a practical matter, continued to be barred from acquiring financial interests and syndication rights in outside-produced programs and from syndicating programs domestically or abroad by consent decrees that each network entered into with the Department of Justice over a decade ago. On November 8, however, the U.S. District Court in Los Angeles issued a decision that eliminated those portions of the consent decrees that restricted the networks' ability to obtain financial interests and syndication rights and to distribute syndicated programs. With these changes to the consent decrees, the above FCC rules are now the only remaining restrictions on the networks' ability to acquire financial interests and syndication rights in programs and to syndicate programs domestically.

  The District Court's decision could adversely affect the revenues WB derives from its off-network television syndication operations. In addition, the FCC has stated that it will review the remaining rules 18 months after the date of the District Court order, and if proponents of the rules do not convince the FCC to retain the rules, the rules will automatically expire two years after the District Court decision (November 1995). If the remaining prohibitions on first-run syndication are permitted to expire at that time, or if the Seventh Circuit grants the networks' requests to vacate the remaining FCC rules prior to the two-year period, the revenues WB derives from its first-run syndication operations also could be adversely affected.

  FCC regulations also limit to three the number of hours of network (including off-network) programs that television stations that are affiliated with the networks and located in the top 50 markets may broadcast during the four-hour prime time period. In such markets, the fourth hour of prime time programming currently consists of first-run syndication programming. Petitions to relax or eliminate this rule have been pending for some time at the FCC. In the light of recent court orders, it is likely that the FCC will consider these petitions during 1994. Modification of the rule might have an advantageous impact on WB's sales of off-network syndicated programs, but could adversely affect WB's sales of first-run syndication programming.

  Certain activities relating to the transmission of television programming previously performed by a division of WB are now performed by the Time Warner Service Partnerships pursuant to an agreement with TWE. See "Other Entertainment Group Assets--Time Warner Service Partnerships."

 WB Network

  WB intends to create and launch WB Network, a new broadcast television network, in affiliation with Tribune Broadcasting Corporation. The launch of WB Network is currently planned for the first quarter of 1995 and initially would feature one night per week of prime time programming with a second night commencing in the summer of 1995 and children's morning programming commencing in September 1995. A full roll-out of WB Network programming is planned to occur over a five-year period. WB Network currently has affiliation commitments from broadcast stations in most of the major U.S. television markets, including the Tribune stations in New York City, Chicago and Los Angeles. It is currently contemplated that areas not reached by affiliated broadcast stations will be reached by channels on cable systems, including Tribune's WGN superstation. Paramount Communications Inc. and Chris Craft Industries Inc. have also announced an intention to form a new broadcast television network to be launched in January 1995. It is anticipated that there will be intense competition between WB Network and the Paramount network to obtain broadcast stations as network affiliates.

 Home Video

  Through its Warner Home Video division ("WHV"), WB distributes for home video use pre-recorded videocasettes and laser optical videodiscs containing the filmed entertainment product of WB. In addition, WHV distributes (or services the distribution of) the entertainment product of other companies from which it has acquired home video distribution or servicing rights. Such companies include Metro Goldwyn Mayer/United Artists ("MGM/UA"), Turner, Cannon and Morgan Creek Productions (in the United States and in selected international markets).

  During 1993, WHV released nine titles into the North American rental market whose sales exceeded 300,000 units each: "The Bodyguard," "Under Siege," "Unforgiven," "Dave," "Passenger 57," "Forever Young," "Made in America," "Sommersby" and "Falling Down." Internationally, the following titles generated substantial home video revenue in 1993: "The Bodyguard," "Lethal Weapon 3," "Under Siege" and "Forever Young." Additionally, the Warner Bros. Family Entertainment label was launched in North America in 1993 with the affordably-priced video releases of "Free Willy" and "Dennis the Menace," which generated videocassette sales of over 7 million and 3 million units, respectively. Based on this experience in 1993, WHV is contemplating the video release of certain "blockbuster" theatrical releases on a direct to sell through basis.

  WHV sells its product in the United States and in major international territories through its own sales force, with warehousing and fulfillment handled by divisions of the Warner Music Group and third parties. In some international markets, WHV's product is distributed through licensees. All product is manufactured under contract with independent laboratories.

 Competition

  The production and distribution of theatrical motion pictures, television product and videocassettes/ videodiscs are highly competitive businesses, as each competes with the other as well as with other forms of entertainment. Furthermore, there is increased competition in the television industry evidenced by the increasing number and variety of basic cable and pay television services now available. There is active competition among all production companies in these industries for the services of producers, directors, actors and others and for the acquisition of literary properties. With respect to the distribution of television product, there is significant competition from independent producers and distributors as well as major studios. Revenues for filmed entertainment product depend in part upon general economic conditions, but the competitive position of a producer or distributor is still greatly affected by the quality of, and public response to, the entertainment product it makes available to the marketplace. There is strong competition throughout the home video industry, both from home video subsidiaries of several major motion picture studios and from independent companies.

 Consumer Products

  Warner Bros. Consumer Products, another division of WB, through its licensing division ("WBCP Licensing"), acts as an agent for owners of copyrights and trademarks in the consumer products marketplace. WBCP Licensing licenses rights to names, photographs, likenesses, logos and similar representations or endorsements with respect to the theatrical motion pictures and television series produced or distributed by WB, including those featuring the cartoon characters owned by DC Comics. WBCP Licensing operates in both domestic and international markets, and meets with active competition in all phases of its activities. In 1993, WBCP Licensing continued its major licensing programs for "Looney Tunes," Steven Spielberg's "Tiny Toon Adventures," the theatrical motion picture "Batman Returns" and the animated television series "Batman: The Series."

 Warner Bros. Studio Stores

  By the end of 1993, the retail division of Warner Bros. Consumer Products ("WBCP Retail") had opened a total of 60 Warner Bros. Studio Stores, 54 of which are located in select shopping locations throughout the United States and six of which are located in the United Kingdom. In 1993, WBCP Retail opened a New York flagship store containing 30,000 square feet of retail space as well as stores in the Water Tower Place in Chicago, Illinois, Stamford Town Center in Stamford, Connecticut and the Prudential Center in Boston, Massachusetts, among other locations. WBCP Retail plans to open 45 additional stores in 1994, including five additional stores in Europe.

 Theaters

  Since WB, through its Warner Bros. International Theatres division, began its program in 1987 to construct and operate new multiplex cinemas, it has opened 30 complexes with 250 screens in six foreign countries. WB operates nine theaters in the United Kingdom, two in Germany and, through joint ventures, 13 theaters in Australia, two in Denmark, one in Portugal and three in Japan. During 1994, WB plans, directly and through joint ventures, to construct additional theaters in each of these countries as well as in Spain and Holland. WB's flagship theater in the West End of London, which has undergone reconstruction, houses nine screens and reopened in September 1993.

 Warner Bros. Theme Parks

  WB, through joint ventures with certain Australian entities (including one which is 34.25% owned by WB), owns and operates Sea World of Australia and a 400-acre movie studio and movie-related theme park named "Warner Bros. Movie World" as well as a water park complex, all near Brisbane, Australia. In addition, WB and a German partner have agreed to develop a new regional theme park and studio complex in Bottrop-Kirchhellen, Germany. The park and studio complex will be modeled after Warner Bros. Movie World in Australia.

 Six Flags Theme Parks

  On September 17, 1993, TWE provided Six Flags Entertainment Corporation ("Six Flags") with $136 million to repurchase the 50% common stock interest held by other stockholders and preferred stock of certain subsidiaries. As a result, Six Flags and its wholly owned subsidiary, Six Flags Theme Parks Inc., became wholly owned subsidiaries of TWE. In the 1993 financial statements of TWE, Six Flags is consolidated effective as of January 1, 1993.

  Six Flags is the second largest theme park operator in the United States. Six Flags owns or operates seven major theme parks: Six Flags Great Adventure (New York-Philadelphia), Six Flags Great America (Chicago-Milwaukee), Six Flags Magic Mountain (Los Angeles), Astroworld/Waterworld (Houston), Six Flags Over Mid-America (St. Louis), Six Flags Over Texas (Dallas-Ft. Worth) and Six Flags Over Georgia (Atlanta).

  Six Flags' co-venture parks, Six Flags Over Texas and Six Flags Over Georgia, are owned by limited partnerships, the limited partners of which are unaffiliated limited partnerships and the general partners of which are wholly owned subsidiaries of Six Flags (the "Managing Subsidiaries"). The Managing Subsidiaries have sole responsibility for the operation and management of the co-venture parks. The co-venture partnerships are scheduled to liquidate (subject to extension by the limited partners) on December 31, 1997.

  Six Flags' theme parks are generally similar in design and operating characteristics. Each park is divided into a number of contiguous entertainment areas featuring different historical, geographic or other entertainment-related themes. The design and operation of the theme parks are intended to provide a full day of family entertainment. Admission is based on the concept of a one-price ticket, which entitles a guest to virtually unlimited access to all rides, shows, and attractions during a visit to the parks. Each park generally has from 40 to 60 rides, including five to ten major attractions. These rides generally include thrill rides, such as roller coasters, mine-train rides, river-rapids rides, and log flumes, as well as rides for young children. The theme parks also have a number of indoor and outdoor theaters that offer entertainment at various times throughout the day and evening. In addition, from time to time during the season, each of the theme parks offers special concerts featuring well-known entertainers for which an additional admission price may be charged.

  Competition within the theme park industry exists on a regional rather than a national basis. Principal factors relating to competition within the theme park industry generally include the uniqueness and perceived quality of the rides and attractions in a particular park, the proximity of a park to densely populated areas, the atmosphere and cleanliness of a park, and the quality of food and entertainment available. There are no major parks located within Six Flags' core market areas (within a 50-mile radius) with the exception of Los Angeles, where Six Flags Magic Mountain is near Disneyland and other attractions. Six Flags' theme parks also compete with other recreational facilities and forms of entertainment within their market areas.

  For additional information, see Item 2 "Properties."

PROGRAMMING--HBO DIVISION

 General

  TWE's programming business is principally conducted by its Home Box Office division ("Home Box Office"). The principal businesses of Home Box Office are the programming and marketing of two pay television programming services, HBO and Cinemax. HBO's programming includes commercial-free, uncut feature motion pictures, sporting events, special entertainment events (such as concerts, comedy shows and documentaries) and motion pictures produced by or for HBO. Cinemax offers a broad range of motion pictures, including classic, family, action-adventure, foreign and recently released feature films.

  At December 31, 1993, HBO had approximately 18.0 million subscribers, compared to 17.4 million subscribers at year-end 1992, and Cinemax had approximately 6.7 million subscribers, compared to 6.3 million subscribers at year-end 1992.

 Affiliates

  Home Box Office's pay television services are principally distributed through cable television systems with which Home Box Office has a contractual relationship ("affiliates"). The HBO and Cinemax services are transmitted via communications satellites to these affiliates, which are generally charged a monthly fee on a per subscriber basis for each of the services carried, together with a per subscriber fee for satellite transmission services payable to one of the Time Warner Service Partnerships. Subscribers to HBO and Cinemax are then billed monthly by their local affiliate for each service purchased and are free to cancel a service at any time.

  Home Box Office began scrambling its satellite-TV signals in 1986 in response to signal piracy. As a result, owners of television satellite dishes do not have unrestricted access to the HBO and Cinemax services; individual dish owners wishing to subscribe must purchase a consumer decoder from a local source and arrange for its activation. Subscriptions for direct-by-satellite to the home ("DTH") viewing are available through cable television system operators, HBO Direct Inc., a subsidiary of TWE, satellite equipment dealers or unaffiliated program packagers. In an effort further to discourage signal piracy, during 1992, Home Box Office arranged to have the descramblers previously used by its DTH subscribers replaced with more advanced descrambling technology which is less susceptible to tampering. The commercial descramblers used by its cable affiliates were similarly upgraded in 1993. As a result of these upgrades in signal security, the number of DTH subscribers to the HBO and Cinemax services has increased significantly. In February 1993, Home Box Office entered into an agreement which allows United States Satellite Broadcasting, Inc. ("USSB") to distribute the HBO and Cinemax programming services to DTH subscribers by high-powered, Ku-Band frequency satellite commencing with the start up of USSB's business in 1994.

  Certain activities relating to the transmission of HBO and Cinemax services previously conducted by Home Box Office are now conducted by the Time Warner Service Partnerships pursuant to agreements with TWE. Under such agreements, the HBO and Cinemax services are delivered to Home Box Office's affiliates and DTH subscribers via C-band satellite transponders. See "Other Entertainment Group Assets--Time Warner Service Partnerships."

  Home Box Office formally introduced in 1993 a new "multi-channel" format for the delivery of HBO and Cinemax over multiple channels providing differing schedules of HBO and Cinemax programming. Response to the new format has been positive, as reflected in increased viewership and installations in participating systems. As of year-end 1993, the new multi-channel format was received by approximately 3.6 million HBO subscribers and 1.9 million Cinemax subscribers, including all DTH subscribers.

  As a result of acquisitions and mergers in the cable television industry in recent years, the percentage of Home Box Office's revenue from affiliates that are large multiple system cable operators has increased. The largest single multiple system cable operator with which Home Box Office does business is Tele- Communications, Inc. ("TCI"). Home Box Office's affiliation with TCI accounts for 21% of HBO and Cinemax combined subscribers. Time Warner Cable (see "--Cable Division") accounts for an additional 12%. Home Box Office attempts to assure itself of continuity in its relationships with affiliates and has entered into multi-year contracts with certain of such operators, including TCI. HBO's agreements with its cable affiliates are typically for terms of five years. Affiliation agreements with some larger multiple system operators, including TCI, are for terms in excess of five years. Although Home Box Office believes the prospects of continued carriage of its pay programming services by the large cable operators are good, the loss of one or more of them as distributors of Home Box Office's pay cable television services could have a material adverse effect on Home Box Office's business.

 Programming

  A majority of HBO's programming and a large portion of that on Cinemax consists of recently released, uncut and uncensored feature motion pictures. Home Box Office's practice has been to negotiate licensing agreements of varying duration for such programming with major motion picture studios and independent producers and distributors. These agreements typically grant pay television exhibition rights to recently released and certain older films owned by the particular studio, producer or distributor in exchange for a negotiated fee which is a function of, among other things, HBO and Cinemax subscriber levels and the films' box office performances. Home Box Office competes with other pay cable, basic cable and broadcast networks, among others, for the acquisition of programming product.

  Home Box Office attempts to ensure access to future movies in a number of ways. In addition to its exhibition of movies distributed by WB and its regular licensing agreements with numerous distributors, it has entered into agreements with Sony Pictures Entertainment, Inc. ("Sony"), Paramount Pictures Corporation ("Paramount"), Savoy Pictures Entertainment, Inc. ("Savoy") and Twentieth Century Fox Film Corporation ("Fox") pursuant to which Home Box Office has acquired exclusive and non-exclusive rights to exhibit on its pay television services all or a substantial portion of the films produced, acquired and/or released by these entities during the term of each agreement. Home Box Office has also entered into non-exclusive license agreements with Fox, Paramount, Sony and MGM/UA for library films.

  HBO also exhibits a number of made-for-pay television motion pictures that are produced by or for a division of Home Box Office or by outside production companies from which Home Box Office licenses certain exclusive pay television and other rights (frequently including domestic home video) for a negotiated fee.

  Besides motion pictures, a significant portion of HBO's programming consists of dramatic and comedy specials, family shows, documentaries and other programs that are produced specifically for HBO. Home Box Office either negotiates a license to these programs with an outside production company or produces the programs itself, or through a production services entity, in which case all rights are generally retained and exploited by Home Box Office. Home Box Office also acquires exclusive pay television rights to show certain live and delayed sporting events, such as boxing matches and Wimbledon, and may also acquire additional rights to these programs.

 Other Interests

  Home Box Office acquires home videocassette distribution rights for the United States and Canada for a number of theatrical and made-for-pay television motion pictures, concerts and comedy shows that it has produced or licensed for pay television, including theatrical motion pictures distributed by Savoy. HBO Video, a division of Home Box Office, exploits these rights. Certain aspects of the distribution of videocassettes by HBO Video are carried out pursuant to a service arrangement with WHV.

  Time Warner Sports ("TWS"), a division of Home Box Office, operates TVKO, an entity that presents pay-per-view prize fights and telecasts other pay-per-view programming. TWS also undertakes sports merchandising through a licensing division that represents, among others, the United States Soccer Federation and is worldwide licensing representative for the 1994 World Cup Soccer competition to be held in the United States.

  In 1993, HBO Independent Productions, a division of Home Box Office, produced three series for broadcast by the Fox network, "Roc," "Martin" and "Daddy Dearest." A division of Home Box Office owns a 50% interest in, and is the managing general partner of, a limited partnership that indirectly acquired the assets of Citadel Entertainment, Inc. and its affiliates. The limited partnership produces motion pictures and other programs for broadcast, basic cable and pay television networks, including HBO.

  In March 1993, Home Box Office and Anglia Television Group PLC ("Anglia"), a UK television production and distribution company, entered into various agreements resulting in the creation of a UK production company to develop and produce television programming principally designed for the UK market, and a joint venture, ITEL, for the foreign distribution of programming produced by Home Box Office and Anglia.

  HBO Enterprises, a division of Home Box Office, distributes certain feature length theatrical films and made-for-pay programming to other cable television or pay-per-view services. In addition, HBO Enterprises distributes Home Box Office original programming in domestic syndication and foreign television when it controls such rights. WBITD distributes in foreign markets certain television programming of HBO.

  In September 1991, a subsidiary of Home Box Office and a Venezuelan company launched HBO Ole, a Spanish-language pay television service, to serve Central and South America and the Caribbean. The launch of a second service, Cinemax, occurred in February 1994. In June 1992, a Singapore subsidiary of the Company launched a new English-language, movie-based HBO service in Singapore. In 1993, this service was launched in Thailand and the Philippines. Home Box Office, together with its partner in the Asian venture, a subsidiary of Paramount, plans to expand this HBO service into other countries in Southeast Asia. In addition to its Latin American and Asian ventures, Home Box Office has investments and/or licensing arrangements with pay television services in Hungary, Scandinavia and New Zealand.

  In July 1993, TWE acquired a 10% interest in Crystal Dynamics, Inc., a developer and distributor of video games.

  TWE holds a 50% interest in Comedy Central, an advertiser-supported basic cable television comedy service. The channel launched in April 1991 and had 30 million reported viewers at year-end 1993, according to A.C. Nielsen Company.

 Competition

  Home Box Office's businesses face strong competition. HBO and Cinemax compete both for programming product and for the attention of television viewers with commercial television networks and independent commercial television stations, pay-per-view services and home video, as well as other basic and pay cable television services, some of which have exclusive contracts with motion picture studios and independent motion picture distributors.

  In 1993, an entity affiliated with TCI, the multiple system cable operator accounting for 21% of HBO and Cinemax combined subscribers, launched STARZ!, a pay cable television service having exclusive contracts with several motion picture studios. In February 1994, Viacom Inc., the parent company of the pay cable television movie services Showtime and The Movie Channel, acquired a controlling interest in the parent company of Paramount, with which Home Box Office currently has an exclusive license agreement covering Paramount theatrical releases through December 31, 1997.

  Home Box Office's production divisions compete with other producers of programs for broadcast networks, independent commercial television stations, and basic cable and pay television networks. Home Box Office also competes with other companies engaged in the distribution or exhibition of motion pictures and with other communications media and entertainment and information sources.

 Legislation

  The Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), among other things, imposes certain requirements concerning the wholesale rates that Home Box Office may charge its affiliates and the means by which Home Box Office may make its programming services available to subscribers through distribution technologies other than cable television. In April 1993, the FCC released regulations designed to implement these provisions of the 1992 Cable Act, generally prohibiting vertically integrated programmers in which cable companies hold a 5% or greater attributable interest, which include the program services owned by Home Box Office, from offering different price, terms, or conditions to competing multichannel video programming distributors (which includes cable, multi-channel microwave distribution services ("MMDS"), DTH and home satellite distributors) in the geographic areas in which they compete, unless the differential is justified by certain permissible factors set forth in the regulations. These permissible justifications include the different costs of delivering the programming to the distributor, creditworthiness, financial stability, character, technical factors, differences related to volume, penetration, channel positioning, promotional advertising, prepayment discounts, retail pricing, and contract duration. The rules also place certain restrictions on the ability of vertically integrated programmers such as Home Box Office to enter into exclusive distribution arrangements with cable operators. Although the HBO and Cinemax services are currently provided to subscribers by means of a number of different technologies including cable, MMDS and DTH, this legislation and the FCC's implementing regulations could have a material adverse effect on Home Box Office's business. See "Cable Division--Regulation and Legislation."

CABLE DIVISION

 General

  TWE's cable television operations are conducted through its Time Warner Cable division ("Time Warner Cable") with headquarters in Stamford, Connecticut.

  As of December 31, 1993, Time Warner Cable's wholly and partially owned cable systems served a total of 7.2 million cable subscribers located in 34 states, of which cable systems serving 5.8 million subscribers were wholly owned or otherwise consolidated. Time Warner Cable is the second-largest multiple system cable operator in the United States, owning or operating 22 of the top 100 U.S. cable systems, including Time Warner Cable of New York City, the largest cluster of cable systems in the country. As of December 31, 1993, cable television systems serving 941,000 subscribers (adjusted to reflect the partial ownership of certain of such cable systems by the TW Partners and their subsidiaries) were held by the TW Partners or their subsidiaries as beneficial assets for TWE, pending completion of the transfer of these cable systems to TWE.

  Through a network of coaxial and fiber-optic cables, TWE's cable television system subscribers generally receive 36 or more channels of video programming, including local broadcast television signals, locally produced or originated video programming, distant broadcast television signals (such as WTBS, WWOR or WGN), advertiser-supported video programming (such as ESPN and CNN) and premium programming services (such as HBO, Cinemax, Showtime and The Movie Channel). In some systems, Time Warner Cable also offers audio and other entertainment and information services.

  In January 1993, Time Warner Cable announced the building of a "Full Service Network(TM)" system for customers in its suburban Orlando, Florida system. The Full Service Network system is expected to be connected to 4,000 customers by the end of 1994. Pursuant to the Admission Agreement, TWE has agreed to use its best efforts to upgrade a substantial portion of its cable systems to Full Service Network capacity by the end of 1998. The Full Service Network systems will utilize fiber optics, digital compression, digital switching and storage devices, and will be capable of providing the consumer with video-on-demand, interactive games, distance learning, full-motion video, interactive shopping and access to long distance telephone service. Full implementation of the Full Service Network system will require changes in current government regulation.

  In September 1992, Time Warner Cable launched a 24-hour basic cable news channel, New York 1 News, which utilizes state-of-the-art technology to provide on-site coverage of breaking local news events and to produce local specials and sports features from around the five boroughs of New York City.

  In recent years, Time Warner Cable has grown primarily as a result of increases in the number of subscribers to its existing cable television systems and the development of geographically-clustered systems through the exchange or purchase of existing cable television systems. Future growth in subscribers is expected to come from acquisitions, increased penetration of existing homes passed (through rebuilds and the introduction of new services), population growth, and extensions of existing systems. During 1993, Time Warner Cable acquired systems serving Milwaukee, Wisconsin, Memphis, Tennessee, Austin, Texas and Titusville, Florida. These acquisitions were generally funded with the proceeds from Time Warner Cable's disposition of systems near Denver, Colorado and three separate communities in Arizona and California, and the sale of its 42.5% interest in a Denver, Colorado system. These transactions resulted in a net decline of 61,000 in Time Warner Cable's reported basic subscribers.

  Commencing international expansion during 1991, Time Warner Cable entered into a venture in New Zealand to operate Sky Network Television Limited, an existing over-the-air subscription television service in Auckland, and to begin development of multichannel distribution in other parts of the country. TWE has a 13% interest in this venture. In June 1991, Time Warner Cable acquired an interest in Kabelvision KB, Sweden's second largest cable television company.

  Most of TWE's cable television revenue is derived from monthly fees paid by subscribers for cable programming services. Additional revenue is generated by selling time on cable television systems for commercial advertisements to local, regional and, in some cases, national advertisers. Advertising time is sold as inserts into certain non-broadcast cable programming and local origination programming shown on TWE's cable television systems. In addition, pay-per-view service is offered in certain cable television systems, which allows subscribers to choose to view specific movies and events, such as concerts and sporting events, and to pay on a per-event basis. On a limited basis, Time Warner Cable also offers communications services in competition with local telephone companies, such as access to long distance telephone service and data communication links for business.

  Certain activities relating to the transmission of programming signals to each of TWE's cable systems previously performed by the Cable division are now performed by the Time Warner Service Partnerships pursuant to agreements with TWE. See "Other Entertainment Group Assets--Time Warner Service Partnerships."

 Programming

  Time Warner Cable provides certain video programming to its subscribers pursuant to multi-year contracts with program suppliers who are paid a monthly fee per subscriber. Many of these contracts contain price escalation provisions; however, in most cases the cable operator has a right to cancel the contract if the supplier raises its price beyond agreed limits. The loss of any one supplier would not have a material adverse effect on TWE.

 Service Charges

  Subscribers to Time Warner Cable systems generally are charged monthly fees based on the level of service selected. The monthly prices for various levels of cable television services (excluding services offered on a per-channel or per program basis) range generally from $5 to $25 for residential customers. Other services offered include equipment rentals, usually for an additional monthly fee. Systems offering pay-per-view movies generally charge between $3 and $5 per movie and systems offering pay-per-view events generally charge between $10 and $50, depending on the event. A one-time installation fee is generally charged for connecting subscribers to the cable television system.

  Subscribers may purchase premium programming services, and in certain systems other per-channel services, for an additional monthly fee for each such service, with discounts generally available for the purchase of more than one service.

  Commercial subscribers are charged rates for cable programming services that vary depending on the nature of the contract.

 Franchises

  In general, Time Warner Cable operates its cable television systems pursuant to non-exclusive franchises granted by franchising authorities for specified periods of time, generally ranging from eight to 25 years and averaging approximately 15 years. These franchise agreements typically specify the design of the cable system that must be constructed and cover such matters as total channel capacity; access by local governments, schools and non-profit and community groups to public, educational and governmental channels; and franchise fees to be paid to the franchising authority. The terms of a franchise may also require improved facilities, increased channel capacity or enhanced services. As a consequence, Time Warner Cable may make significant additional investments in its cable television systems as part of the franchise renewal process. Some franchises are nontransferable without prior approval of the franchising authorities and may prohibit a material change in ownership or control of the cable operator without prior approval. Although it has not previously occurred with respect to a Time Warner Cable franchise, many franchises may be terminated in the event of a breach by the cable operator of a material term of the franchise agreement.

  Of Time Warner Cable's franchises, as of January 1, 1994, 402 franchises serving approximately 1,690,000 subscribers expire during the period ending December 31, 1996. Although Time Warner Cable has been successful in the past in negotiating new franchise agreements, there can be no assurance as to the renewal of franchises in the future.

 Regulation and Legislation

  The cable television industry is regulated by the federal government, some state governments and most local governments. The following discussion summarizes certain federal, state and local laws and regulations affecting the cable television industry.

  The 1992 Cable Act amended the Cable Communications Policy Act of 1984 (the "1984 Cable Act") in many respects and added several new provisions. The 1992 Cable Act became effective on December 4, 1992, although certain provisions, most notably those dealing with rate regulation and retransmission consent, became effective at later dates. The 1992 Cable Act requires the FCC to implement regulations covering, among other things, cable rates, signal carriage, consumer protection and customer service standards, leased access, indecent programming on commercial leased and public, educational and governmental channels, programmer access to cable systems, programming agreements, technical standards, consumer electronics equipment compatibility, ownership of home wiring, program exclusivity, equal employment opportunity, and various aspects of direct broadcast satellite system ownership and operation. The implementation of the 1992 Cable Act will have an adverse effect on the operations of TWE, as discussed below.

  The 1992 Cable Act replaced the FCC's previous standard governing the designation of cable systems subject to rate regulation with a statutory provision that subjects nearly all cable systems in the United States to local rate regulation of basic service. Additionally, the legislation eliminates the 5% annual basic rate increase previously allowed without local approval; requires the FCC to adopt a formula, for franchising authorities to enforce, to assure that basic cable rates are "reasonable"; allows the FCC to review rates for non-basic service tiers other than services offered on a per-channel or per-program basis in response to complaints filed by franchising authorities and/or cable subscribers; prohibits cable systems from requiring subscribers to purchase service tiers above basic service in order to purchase services offered on a per-channel or per-program basis if the system is technically capable of doing so; and requires the FCC to adopt regulations to establish, on the basis of actual costs, charges for installation and certain equipment.

  The FCC released rules, which became effective on September 1, 1993, to implement rate regulations under the 1992 Cable Act that establish maximum allowable rates for certain equipment and cable services other than programming offered on a per-channel or per-program basis. The rules also require rates for certain equipment to be established based on a cost-of-service standard, and rates for regulated cable services to be established based on either a per-channel benchmark or cost-of-service standard at the election of the cable operator. Time Warner Cable elected to establish rates based on the per-channel benchmarks, which the FCC had set at 10% below the average level of rates prevailing nationwide in September 1992.

  On February 22, 1994, the FCC adopted revised rules regarding the calculation of applicable benchmarks. The FCC also announced that it had adopted interim cost-of-service rules as well as "going forward" pricing rules. The text of the new rules, however, is not expected to be available until the end of March 1994, with an effective date of May 15, 1994. The FCC's announcement lowered the per-channel benchmark from 10% to 17% below the average level of rates prevailing in September 1992 based on a finding that "competitive" cable systems (as defined by the 1992 Cable Act) charged an average of 17% less than "non-competitive" systems as of September 1992, compared to a differential of 10% under the earlier announced rules. Under the earlier rules, Time Warner Cable had expected a revenue decline of $90 to $100 million on an annualized basis on revenues from regulated services and equipment. Time Warner Cable also expected that the overall reduction would have been partially offset by revenues from other activities, including optional services, advertising sales and subscriber growth. However, because the FCC's February 22 announcement indicated that the new rules will significantly alter the number and type of factors cable operators must use to calculate the benchmarks applicable to their systems but did not describe those changes and because the new cost-of-service rules have not yet been released, it is not yet possible for Time Warner Cable to estimate the effect of the new rules on its revenues or net income, although those effects are expected to be more adverse than under the prior rules.

  Under the original benchmark rules, if a franchising authority (in the case of basic rates) or the FCC (in the case of a complaint filed against a non-basic rate other than for programming offered on a per-channel or per-program basis) finds that a particular rate is above the applicable benchmark, the rates can be ordered to be reduced to a level 17% below the rate in effect on September 30, 1992 (but not below the applicable benchmark). With respect to basic rates currently in effect which are found to be unreasonable, it is the FCC's position that franchising authorities may order refunds (including interest) dating back to September 1, 1993, or one year, whichever is shorter. With respect to non-basic rates found to be unreasonable, the FCC may order refunds (including interest) dating back to the date of any complaint filed on or after September 1, 1993 challenging that rate. However, in the case of basic as well as non-basic rates, cable operators will have an opportunity to justify their rates through cost-of-service showings made to the franchising authority or to the FCC, as appropriate.

  On October 29, 1993, TWE filed a petition for review of the FCC's rate regulation rules with the United States Court of Appeals for the D.C. Circuit. Such petition contends, among other things, that the rate regulation rules are contrary to the 1992 Cable Act, arbitrary and capricious and unconstitutional.

  Two purported class-action lawsuits and one action by a state attorney general have been brought alleging that re-tiering and a la carte pricing implemented by Time Warner Cable in response to the FCC's new rate regulation rules violate those rules and/or state consumer protection laws. TWE has filed or will file motions to dismiss these claims on the ground that they are preempted by the 1992 Cable Act and rules, and/or on the ground that such complaints must be made before the FCC in the first instance. On March 18, 1994, a U.S. district court ruled that Wisconsin's consumer protection law is not preempted, thereby allowing a state administrative claim brought by the Wisconsin Attorney General against Time Warner Cable to proceed. Time Warner Cable intends to appeal this ruling.

  The FCC has "frozen" at April 5, 1993 levels, rates for regulated cable services and associated equipment, other than for systems in which local franchising authorities regulate rates. The current expiration date of the freeze is May 15, 1994. The FCC may investigate particular systems with non-basic rates still substantially above the benchmarks (after the 17% decrease) to determine if such rates are cost justified and, if not, the FCC may order further reductions as appropriate.

  The 1992 Cable Act contains new requirements mandating the carriage of certain "local" television broadcast stations by cable systems. These new provisions allow commercial television broadcast stations which are "local" to a cable system, to elect whether to require the cable system to carry the station ("must carry"), subject to certain exceptions, or whether the cable system will have to negotiate for "retransmission consent" to carry the station. Local, noncommercial television stations are given mandatory carriage rights only, subject to certain exceptions. In addition, cable systems will have to obtain retransmission consent for the carriage of all "distant" commercial broadcast stations, except for certain "superstations." The must-carry provisions for non-commercial stations became effective on December 4, 1992 (although a standstill agreement in effect until April 8, 1993 precluded enforcement of these provisions) and cable operators were required to carry all local commercial stations commencing June 2, 1993. Under the must-carry and retransmission consent rules for local commercial television broadcast stations, such stations had until June 17, 1993 to elect "must-carry" or "retransmission consent" status. Many stations, including the majority of affiliates of the major broadcast networks, elected to negotiate for retransmission consent. As of February 15, 1994, for all such stations that TWE desires to carry, carriage agreements or temporary arrangements have been effected except for one station.

  After enactment of the 1992 Cable Act, TWE and other cable operators and programmers filed federal lawsuits seeking to overturn certain major provisions, primarily on First Amendment grounds. TWE's complaint challenges provisions relating to rate regulation, must carry, retransmission consent, terms of dealing by vertically integrated programmers, uniform pricing, operation of cable systems by municipal authorities, the number of subscribers that a cable operator could serve nationwide, free previews of certain premium channels and educational channel set-aside requirements for direct broadcast satellite service. In addition, the complaint seeks to overturn several parts of the 1984 Cable Act relating to public, educational and government access requirements and commercial leased channels. The complaint seeks injunctions against the enforcement or implementation of these provisions. On April 8, 1993, in a 2-1 decision, the District Court for the District of Columbia upheld the constitutionality of the "must carry" provisions of the 1992 Cable Act. The U.S. Supreme Court heard plantiffs' appeals from this decision in January 1994. On September 16, 1993, a one-judge District Court upheld the constitutionality on First Amendment grounds of all the other challenged provisions, except restrictions on the number of subscribers that a cable operator could serve nationwide, free pay TV previews and direct broadcast channel usage. The principal parties have appealed this decision to the U.S. Court of Appeals for the D.C. Circuit.

  Cable systems that have 1,000 or more subscribers must, upon the appropriate request of a local television station, delete the simultaneous or non-simultaneous network programming of a distant station when such programming is under exclusive contract to the local station for its area.

  FCC regulations also enable television broadcast stations that have obtained exclusive distribution rights for syndicated programming in their market to require a cable system to delete or "black out" such programming from other television stations which are carried by the cable system. The extent of such deletions will vary from area to area. The FCC has commenced a proceeding to determine whether to relax or abolish the geographic limitations on program exclusivity contained in its rules, which would allow parties to set the geographic scope of exclusive distribution rights entirely by contract. It is possible that the outcome of these proceedings will increase the amount of programming that cable operators are requested to black out.

  Cable television systems are also subject to local regulation, typically imposed through the franchising process. Local officials may be involved in the initial franchise selection, system design and construction, safety, rate regulation, customer service standards, billing practices, community-related programming and services and franchise renewal.

  Although franchising authorities may impose franchise fees, under the 1984 Cable Act such payments cannot exceed 5% of a cable system's annual gross revenues. Franchising authorities are also empowered in awarding new franchises or renewing existing franchises to require cable operators in certain circumstances to provide cable-related facilities and equipment and to enforce compliance with service commitments.

  The 1984 Cable Act established renewal procedures and criteria designed to protect incumbent franchisees against arbitrary denials of renewal. While these formal procedures are not mandatory unless timely invoked by either the cable operator or the franchising authority, they can provide substantial protection to incumbent franchisees. Nevertheless, renewal is by no means assured, as the franchisee must meet certain statutory standards. Even if a franchise is renewed, a franchising authority may impose new and more onerous requirements such as upgrading facilities and equipment, although the municipality must take into account the cost of meeting such requirements.

  Questions concerning the ability of municipalities to impose certain franchise restrictions upon cable television companies have been considered in several recent federal appellate and district court decisions. These decisions have been somewhat inconsistent and, until the U.S. Supreme Court rules definitively on the scope of cable television's First Amendment protections, the legality of the franchising process and of various specific franchise requirements is likely to be in a state of uncertainty. However, the 1992 Cable Act, among other things, prohibits franchising authorities from unreasonably refusing to grant a franchise to a competing cable system and permits franchising authorities to operate their own cable systems without franchises.

  While the 1984 Cable Act exempted cable television systems from state utility or common carrier regulation solely by reason of providing cable service, the states continue to have authority to regulate cable operators to the extent they provide other communications services. Certain states have adopted legislation and regulations imposing additional requirements on cable television operators.

  The 1984 Cable Act codified existing FCC cross-ownership regulations, which, in part, prohibit local exchange telephone companies ("LECs"), including the Regional Bell Operating Companies, from providing video programming directly to subscribers within their local exchange telephone service areas, except in rural areas or by specific waiver of FCC rules. This statutory provision has recently been held unconstitutional by a U.S. District Court in Virginia in a lawsuit brought by subsidiaries of Bell Atlantic Corp. The U.S. Justice Department has appealed this ruling. Other Regional Bell Operating Companies have brought similar actions challenging the cross-ownership regulations. The FCC has concluded that where an LEC makes its facilities available on a common carrier basis for the provision of video programming to the public, the 1984 Cable Act does not require either the LEC or the entity which contracts with the LEC to deliver programming to obtain a franchise to provide such service. This FCC decision could place cable operators at a competitive disadvantage vis-a-vis local telephone companies seeking to offer competing services on a common carrier basis without local franchise obligations. The cable industry is challenging the FCC's conclusion that neither an LEC nor its programmer would be required to obtain a local franchise.

  The FCC has recommended that Congress amend the Communications Act of 1934 to allow LECs to directly own and operate cable television systems. Legislation has been introduced in Congress that would permit LECs to provide video programming directly to consumers under certain circumstances, remove certain restrictions on cable operators and others in the provision of telephone service in competition with the LECs, and require cable systems employing technology as is contemplated for Time Warner Cable's Full Service Network, to be available for use by unrelated persons on a common carrier regulated basis. The outcome of these FCC, legislative or court proceedings and proposals or the effect of such outcome on cable system operations cannot be predicted.

  The 1984 Cable Act and the FCC's rules also prohibit the common ownership, operation, control or interest in a cable system and a television broadcast station in the same area. The FCC has recommended to Congress that this restriction be repealed. The FCC has relaxed its existing network/cable cross-ownership prohibition subject to certain national and local ownership caps. Pursuant to the 1992 Cable Act, the FCC on September 23, 1993 announced rules that set a limit of 40 percent of cable system channel capacity that can carry programming of video programmers that are vertically integrated with the cable system. The FCC also set a limit of 30 percent of total nationwide cable homes that can be served by any multiple cable system operator, although this rule has been stayed pending resolution of litigation in which the provision of the 1992 Cable Act requiring the FCC to establish limits on horizontal concentration, was declared unconstitutional on First Amendment grounds by a U.S. District Court.

  FCC regulations and federal statutory provisions also include matters relating to restrictions on the sale of cable systems held for less than three years, equal employment opportunity requirements, cable system technical standards, subscriber privacy requirements, customer service obligations, carriage of local sports programming, application of the fairness doctrine and rules governing political broadcasts, and limitations on advertising contained in non-broadcast children's programming.

  Cable television systems are also subject to federal copyright licensing with respect to carriage of broadcast signals. In exchange for making semi-annual payments to a federal copyright royalty pool and meeting certain other obligations, cable operators obtain a statutory license to retransmit broadcast signals, subject to the retransmission consent provision of the 1992 Cable Act described above. The amount of this royalty payment varies, depending on the amount of system revenues from certain sources, the number of distant signals carried, and the location of the cable system with respect to over-the-air television stations.

  The U.S. Copyright Office has adopted regulations, which became effective January 1, 1994, declaring that certain microwave video service providers, such as MMDS operators, do not qualify for the compulsory copyright license available to cable systems under the Copyright Act of 1976. The compulsory license status of satellite master antenna systems ("SMATV") is not covered by these regulations. The availability of the compulsory license to other multichannel video service providers would enhance their competitiveness with traditional cable systems.

  Various bills have been introduced into Congress over the past several years that would eliminate or modify the cable television compulsory license. The FCC has recommended to Congress that it repeal the cable industry's compulsory copyright license. No action has been taken with respect to this matter.

  Time Warner Cable generally places its cable on poles or in conduits owned by utility companies that control access to the poles and conduits and charge fees for their use. The FCC is required by statute to regulate the rates certain utilities may charge for cable pole attachments and conduit usage and the terms and conditions they may impose. States can supplant the FCC regulations by regulating such matters themselves; however, the majority of states have not done so.

  The foregoing does not purport to describe all present and proposed federal, state and local regulations and legislation relating to the cable television industry. Other existing federal regulations, copyright licensing and, in many jurisdictions, state and local franchise requirements, currently are the subject of a variety of judicial proceedings, legislative hearings and administrative and legislative proposals which could change, in varying degrees, the manner in which cable television systems operate. Neither the outcome of these proceedings nor their impact upon the cable television industry or Time Warner Cable can be predicted at this time.

Competition

  Cable television systems generally compete for viewer attention with programming from a variety of sources, including the direct reception of broadcast television signals by the viewer's own antenna, subscription and low power television stations, multipoint distribution systems ("MDS"), SMATV, satellite service and other cable companies within an operating area, as described in greater detail below. The extent of such competition in any franchise area is dependent, in part, upon the quality, variety and price of the programming provided by these technologies. These competitive technologies are generally not subject to the same local government regulation that affects cable television. Cable television systems are also in competition for both viewers and advertising in varying degrees with other communications and entertainment media, and such competition may increase with the development and growth of new technologies.

  MDS. Some of Time Warner Cable's systems compete in the distribution of programming services with similar services transmitted over the air by single channel MDS facilities or multichannel microwave transmission technology known as MMDS or "wireless cable" that requires special equipment for reception. The FCC has adopted rules that are intended to facilitate the successful development of MMDS systems as a source of video programming, particularly in major metropolitan areas.

  SMATV. In addition, many of Time Warner Cable's systems compete with master antenna television systems and SMATV systems, which receive broadcast television signals and satellite-delivered video programming, respectively, and transmit them to units within multiple unit buildings.

  Satellite Service. Television receive-only satellite dishes ("TVROs") used by individuals and commercial establishments to receive video programming delivered by satellite constitute an alternative way to receive a significant portion of the video programming shown on cable television systems as well as other programming. Many TVROs are capable of receiving C-Band, medium-powered Ku-Band, or high-powered Ku-Band satellite transmissions. Most video programming is currently transmitted to cable operators and owners of TVROs by means of C-Band satellite transmissions.

  Many major cable program suppliers scramble their signals and sell their services directly to TVRO owners who must have a descrambler and must subscribe to the services, typically on an individual basis, in order to receive them. These services currently are offered over C-Band satellites which require a relatively large and expensive receiving dish. The FCC, however, is considering changes in the spacing of C-Band satellites that would allow reception of C-Band signals by smaller dishes.

  Pre-packaged satellite-delivered programming that is offered on the higher frequency Ku-Band and received by even smaller, less expensive receiving dishes is sometimes referred to as "DBS" service. Many existing and planned medium-power Ku-Band satellites are capable of providing DBS services. In addition, the FCC has awarded conditional permits to several companies for orbital slots from which higher-power Ku-Band DBS service can be provided. To date, no satellites have been placed in these slots other than by Hughes Aerospace to provide a DBS service called DirecTV. Transponder space on this satellite also has been acquired by USSB to provide another DBS service.

  Other Cable Companies. Time Warner Cable's cable television systems generally are franchised on a non-exclusive basis by local government authorities, and, accordingly, other applicants may obtain franchises in franchise areas granted to Time Warner Cable, although other cable operators currently operate cable systems in only a few of Time Warner Cable's franchise areas. Time Warner Cable in the past experienced strong competition from other companies when applying for franchises in new areas of service. Since most areas in the U.S. already are franchised for cable television service, there have been few applications for franchises in new areas of service during the past several years. In addition, certain municipal franchising authorities have themselves proposed building municipally owned cable systems in competition with privately operated systems.

  Under the 1992 Cable Act, municipalities may operate cable systems without obtaining a franchise. It is impossible at this time to predict whether this legislation will encourage the building of municipally owned cable systems. To date, no municipally owned cable systems have been built in areas where Time Warner Cable provides cable television service, although several municipalities have indicated an interest in doing so. The construction of such systems would result in additional competition to the Company's cable systems. TWE's lawsuit challenging the provisions of the 1992 Cable Act also attacks certain provisions regarding municipal cable systems. See Item 3 "Legal Proceedings."

  Video Cassettes. Cable television systems also compete with home videocassettes, in that owners of videocassette recorders are able to rent or buy many of the same movies, special events and other programs that are shown on cable television systems, often earlier than such movies, events or programs become available on the cable systems. To some extent, however, the use of home video recorders supplements the cable services offered by Time Warner Cable because subscribers may record video programming available on the cable service for later viewing.

  Telephone Companies. The FCC in July 1992 recommended that Congress eliminate the present statutory bar prohibiting telephone companies from engaging directly in the cable television business within their local exchange areas. Legislation to that effect has been introduced in Congress. On August 24, 1993, the U.S. District Court in Virginia held the bar to be unconstitutional on First Amendment grounds in a lawsuit brought by subsidiaries of Bell Atlantic in December 1992. The U.S. Justice Department has appealed this ruling. Other Regional Bell Operating Companies have brought similar actions challenging the cross-ownership regulations. In 1992, the FCC also adopted a "video dial tone" policy that allows telephone companies to offer broadband channel capacity for delivery of video programming by unaffiliated parties. In offering video dial tone services, neither the telephone company nor the programming retailer would be required to obtain a local cable franchise. As of February 1, 1994, the FCC has authorized construction of facilities to conduct a limited test of video dial tone service for locations in which Time Warner Cable provides franchised cable television service to approximately 2,500 subscribers, and the FCC has received applications for video dial tone authorizations in locations in which Time Warner Cable provides franchised cable television service to approximately 469,000 subscribers. The foregoing developments could result in additional direct competition to Time Warner Cable's cable systems.

Other Interests

  TWE has a 50% interest in a joint venture established in 1991 to invest in, and further develop, cable television systems in Hungary. TWE has also acquired a 37 1/2% interest in TV-1000, a pay television service operating in Scandinavia, and a 20% interest in N-TV, a recently launched German language news and information channel distributed in Germany in which Turner Broadcasting System, Inc. ("TBS") also has a 28% interest.

DESCRIPTION OF CERTAIN PROVISIONS OF THE TWE PARTNERSHIP AGREEMENT

  The following description summarizes certain provisions of the TWE Partnership Agreement relating to the ongoing operations of TWE. Such description does not purport to be complete and is subject to, and is qualified in its entirety by reference to, the provisions of the TWE Partnership Agreement.

Management and Operations of TWE

  Board of Representatives. Subject to certain authority of the Management Committee (as described below) with respect to the Cable division, the business and affairs of TWE are managed under the direction of a board of representatives (the "Board of Representatives" or the "Board") that is comprised of representatives appointed by the General Partners (the "Class B Representatives") and representatives appointed by the Limited Partners (the "Class A Representatives").

  The Class B Representatives control all Board decisions except for certain matters including (i) the merger or consolidation of TWE; (ii) the sale or other disposition of assets of TWE generating in excess of 10% of the consolidated revenues of TWE during the previous fiscal year or representing in excess of 10% of the fair market value of the total assets of TWE (in each case, other than in connection with certain joint ventures and "cable asset swaps" as to which the thresholds are greater); (iii) any acquisition by TWE, other than in the ordinary course of business, if the consideration paid by TWE in connection with such acquisition would exceed the greater of (1) $750 million and (2) 10% of the consolidated revenues of TWE for the most recently ended fiscal year of TWE; (iv) the engagement by TWE in any business other than the businesses then being conducted by TWE, as they may evolve from time to time and any business related to such businesses (provided that TWE may not engage in the manufacturing, sale or servicing of hardware, other than as may be incidental to TWE's businesses); (v) the incurrence by TWE of indebtedness for money borrowed if, after giving effect to such incurrence, the ratio of total indebtedness for money borrowed to cash flow would exceed the greater of (x) 5.00 to 1.00 and (y) .5 over the analogous ratio in the TWE credit agreement as in effect from time to time; (vi) cash distributions other than as provided in the TWE Partnership Agreement; (vii) the dissolution or voluntary bankruptcy of TWE; and (viii) any amendment to the TWE Partnership Agreement.

  Each of the matters described in clauses (i) through (v) requires the approval of a majority vote of the Class A Representatives who were appointed by partners that have a residual equity interest of at least 5% and a majority vote of the Class B Representatives; and each of the matters described in clauses (vi) through (viii) requires the unanimous approval of all representatives. Each partner's representatives collectively have voting power in proportion to the residual equity interest of the partner that designated such representative.

  The managing general partners, both of which are wholly owned subsidiaries of the Company, may take any action without the approval or consent of the Board if such action may be authorized by the Class B Representatives without the approval of the Class A Representatives.

  Full Service Network Management Committee. In connection with the USW Transaction, the Board established the Full Service Network business, which, subject to obtaining necessary franchise and other approvals, will be comprised of the businesses and operations of the cable television systems of TWE that are from time to time designated to become a part thereof. Subject to obtaining necessary franchise and other approvals relating to the designated systems, the business and affairs of the Full Service Network business will be governed by a Full Service Network Management Committee (the "Management Committee"). The Management Committee is comprised of six voting members, three designated by USW and three designated by TWE. Each of the other Limited Partners has the right to designate non-voting members to the Management Committee. If USW at any time owns less than 50% of the partnership interest which it owned, directly or indirectly, as of September 15, 1993 or if a "change in control" of USW occurs, USW's right to designate any members of the Management Committee shall terminate. The Full Service Network business is managed on a day-to-day basis by the officers of the cable division. The approval of a majority of the members of the Management Committee is required for certain significant transactions relating to the Full Service Network business, including, among other things, the sale, pledge or encumbrance of assets of the Full Service Network business, the acquisition of cable assets, the making of commitments or expenditures relating to the Full Service Network business, in each case subject to agreed upon thresholds, certain decisions with respect to design, architecture and designation of cable systems for upgrade and the adoption of the annual business plan.

  Day-to-Day Operations. TWE is managed on a day-to-day basis by the officers of TWE, and each of TWE's three principal partnership divisions is managed on a day-to-day basis by the officers of such division. Upon the TWE Capitalization, the officers of the Company also became officers of TWE and the officers of the General Partners became the officers of the corresponding partnership divisions and the subdivisions thereof.

Certain Covenants

  Covenant Not to Compete. For so long as any partner (or affiliate of any partner) owns in excess of 5% of TWE or 15% of TWE Japan and in the case of any General Partner, for one year thereafter, such partner (including its affiliates) is generally prohibited from competing or owning an interest in the three principal lines of business of TWE--cable, cable programming and filmed entertainment (including the ownership and operation of theme parks)--as such businesses may evolve, subject to certain agreed upon exceptions, limited passive investments and inadvertent violations. The covenant not to compete does not prohibit (i) USW from conducting cable and certain regional programming businesses in the 14-state region in which it provides telephone service, (ii) any party from engaging in the cable business in a region in which TWE is not then engaging in the cable business, subject to TWE's right of first refusal with respect to such cable business, or (iii) any party from engaging in the telephone or information services business.

  Transactions with Affiliates. Subject to agreed upon exceptions for existing arrangements, TWE will not enter into any transaction with any partner or any of its affiliates other than on an arm's-length basis.

Registration Rights

  Beginning on June 30, 2002 (or as early as June 30, 1999 if certain threshold cash distributions are not made to the Limited Partners), the Limited Partners holding, individually or in the aggregate, at least 10% of the residual equity of TWE shall have the right to request that TWE reconstitute itself as a corporation and register for sale in a public offering an amount of partnership interests held by such Limited Partners determined by an investment banking firm so as to maximize trading liquidity and minimize the initial public offering discount, if any. Upon any such request, the parties will cause an investment banker to determine the price at which the interests sought to be registered could be sold in a public offering (the "Appraised Value"). Upon determination of the Appraised Value, TWE may elect either to register such interests or purchase such interests at the Appraised Value, subject to certain adjustments. If TWE elects to register the interests and the proposed public offering price (as determined immediately prior to the time the public offering is to be declared effective) is less than 92.5% of the Appraised Value, TWE will have a second option to purchase such interests immediately prior to the time such public offering would otherwise have been declared effective by the Securities and Exchange Commission at the proposed public offering price less underwriting fees and discounts. If TWE exercises its purchase option, it will be required to pay the fees and expenses of the underwriters. Upon exercise of either purchase option, TWE may also elect to purchase the entire partnership interests of the Limited Partners requesting registration at the relevant price, subject to certain adjustments.

  In addition to the foregoing, USW will have the right to exercise an additional demand registration right (in which the other Limited Partners would be entitled to participate) beginning 18 months following the date on which TWE reconstitutes itself as a corporation and registers the sale of securities pursuant to a previously exercised demand registration right.

  Beginning on June 30, 1995, at the request of any General Partner, TWE will effect a public offering of the partnership interests of the General Partners or reconstitute TWE as a corporation and register the shares held by the General Partners. In any such case, the Limited Partners will have standard "piggy-back" registration rights.

  Upon any reconstitution of TWE into a corporation, each partner will acquire preferred and common equity in the corporation corresponding in both relative value, rate of return and priority to the partnership interests it held prior to such reconstitution, subject to certain adjustments to compensate the partners for the effects of converting their partnership interests into capital stock.

Certain Put Rights of the Limited Partners

  Change in Control Put. Upon the occurrence of a change in control of the Company, at the request of any Limited Partner, TWE will be required to elect either to liquidate TWE within a two-year period or to purchase the interest of such partner at fair market value (without any minority discount) as determined by investment bankers. A "change in control" of the Company shall be deemed to have occurred:

    (x) whenever, in any three-year period, a majority of the members of the Board of Directors of the Company elected during such three-year period shall have been so elected against the recommendation of the management of the Company or the Board of Directors shall be deemed to have been elected against the recommendation of such Board of Directors of the Company in office immediately prior to such election; provided, however, that for purposes of this clause (x) a member of such Board of

  Directors shall be deemed to have been elected against the recommendation of such Board of Directors if his or her initial election occurs as a result of either an actual or threatened election contest (as such terms are used in Rule 14a-11 of Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended) or other actual or threatened solicitation of proxies or consents by or on behalf of a person other than such Board of Directors; or

    (y) whenever any person shall acquire (whether by merger, consolidation, sale, assignment, lease, transfer or otherwise, in one transaction or any related series of transactions, or otherwise beneficially own voting securities of the Company that represent in excess of 50% of the voting power of all outstanding voting securities of the Company generally entitled to vote for the election of directors, if such person acquires or publicly announces its intention to initially acquire ten percent or more of such voting securities in a transaction that has not been approved by the management of the Company within 30 days after the date of such acquisition or public announcement.

  Change in Government Regulation Put. Upon a change in any applicable federal or state law or regulation that would prohibit ITOCHU or Toshiba from continuing to own all or any part of its partnership interest in TWE, or would materially adversely affect the value of ITOCHU's or Toshiba's partnership interest relative to the value of the partnership interests held by all other partners, TWE will be required to elect either to purchase that portion of such partner's partnership interest required to enable such partner to continue to own its partnership interest at fair market value (giving effect to the minority discount) as determined by investment bankers or to take reasonable actions to remedy the effect of such change in law or regulation.

  Assignment of Put Rights, etc. TWE, with the consent of such assignee, may assign to the Company, any general partner or any third party, the obligation to pay the applicable put price in connection with the exercise of a change in control or change in government regulation put right by a Limited Partner and the right to receive the partnership interests in payment therefor.

  With respect to any of the put rights of the Limited Partners, TWE may pay the applicable put price in cash or Marketable Securities (defined as any debt or equity securities that are listed on a national securities exchange or quoted on NASDAQ) issued by TWE (or if TWE assigns its obligation to pay the put price to the Company by the Company). The amount of any Marketable Securities comprising the applicable put price shall be determined based on the market price of such securities during the seven months following the closing of such put transaction. In the case of a change in government regulation put, up to 33% of the applicable put price may be paid in notes issued by TWE (or if TWE assigns its obligations to pay the put price to the Company by the Company).

 USW Change in Government Regulation Remedies

  USW is not entitled to the benefit of the put right upon a change in law or government regulation to which ITOCHU and Toshiba are entitled. See "--Certain Put Rights of the Limited Partners--Change in Government Regulation Put." However, upon a change in law or government regulation prior to September 15, 1996 that prohibits USW from owning, or materially adversely affects the value (relative to the value of the interests of all other partners) of, USW's partnership interest, USW will have the right to request that TWE either remedy such problem (provided such remedy would not have a significant impact on the business and operation of TWE or any of its divisions) or assist USW in selling its interest to a third party. Upon any such sale to a third party, TWE will share 20% of the loss or gain experienced by USW upon such sale.

 Restrictions on Transfer by General Partners

  General Partners. Any General Partner is permitted to dispose of any partnership interest (and any General Partner and any parent of any General Partner may issue or sell equity) at any time so long as, immediately after giving effect thereto, (i) the Company would not own, directly or indirectly, less than

(a) 43.75% of the residual equity of TWE, if such disposition occurs prior to the later of December 31, 1997 and the date on which the Limited Partners have received cash distributions of $500 million per $1 billion of investment, and
(b) 35% of the residual equity of TWE if such disposition occurs after such date, (ii) no person or entity would own, directly or indirectly, a partnership interest greater than that owned, directly or indirectly, by the Company, and
(iii) a subsidiary of the Company would be a managing general partner of TWE.

  No other dispositions are permitted, except that the Company may sell its entire partnership interest subject to the Limited Partners' rights of first refusal and "tag-along" rights pursuant to which the Company must provide for the concurrent sale of the partnership interests of the Limited Partners so requesting.

OTHER ENTERTAINMENT GROUP ASSETS

Time Warner Service Partnerships

  Concurrently with the closing of the USW Transaction, TWE and the Time Warner Service Partnerships entered into various agreements pursuant to which, among other things, the Time Warner Service Partnerships provide program signal delivery services to TWE's cable systems and transmission services to the Programming--HBO and Filmed Entertainment divisions and TWE provides billing, collection and marketing services to the Time Warner Service Partnerships. The Time Warner Service Partnerships receive commercially reasonable fees for the provision of such services. The Time Warner Service Partnerships own the TVROs and broadcast antennae used to transmit programming signals to each of TWE's cable systems, and the satellite transponders and other transmission equipment used to transmit the HBO and Cinemax services to Home Box Office affiliates and DTH subscribers.

  In addition, TWE and the Time Warner Service Partnerships have entered into a series of agreements pursuant to which the Time Warner Service Partnerships are required to recontribute the TW Service Partnership Assets to TWE at their then fair market value in exchange for partnership interests in TWE on September 15, 1995 (or September 15, 1997 in the case of its interests in Court TV and E! Entertainment Television), but only to the extent that at such time such assets are then owned by the Time Warner Service Partnerships and TWE is clearly not prohibited from owning or operating such assets.

  The TW Service Partnership Assets also include various equity investments, including, among others, an interest of approximately 50% in E! Entertainment Television, a Los Angeles-based basic cable channel specializing in promoting the entertainment industry and serving 25.8 million viewers as of year-end 1993; an interest of approximately 15% in Black Entertainment Television, a basic cable television service providing entertainment programming directed primarily to African-American audiences; an interest of approximately 20% in Primestar Partners L.P., a joint venture with several other cable operators and a subsidiary of General Electric Company that has developed the delivery of a package of programming services to TVRO owners; a majority interest in Court TV, a 24-hour basic cable television service launched in the summer of 1991 featuring live and taped trial coverage, plus commentary by prominent lawyers, which is managed through the Company's American Lawyer Media affiliate; an 8% interest in QVC Inc., one of the largest televised home-shopping retailers in the United States; and a 15% interest in The 3DO Company, a company engaged in the development of multimedia technology.

TWE Japan

  The Company owns a 37.25% interest in, USW owns a 12.75% interest in, and each of Toshiba and ITOCHU owns a 25% interest in, Time Warner Entertainment Japan Inc. ("TWE Japan"). TWE Japan was organized to conduct TWE's businesses in Japan, including home video distribution, theatrical film and television distribution and merchandising businesses, and to expand and develop new business opportunities. Pursuant to distribution and merchandising agreements entered into between TWE and TWE Japan, TWE

Japan receives distribution fees generally comparable to those currently received by TWE for performing distribution services for unaffiliated third parties.

DC Comics

  TWE and WCI each owns a 50% interest in DC Comics, a New York general partnership, formed effective June 30, 1992 to continue the business previously conducted by DC Comics Inc., a New York corporation. DC Comics publishes more than 60 regularly issued comics magazines, among the most popular of which are "Superman," "Batman," "Wonder Woman," "Teen Titans" and "The Sandman," as well as story collections sold as books. DC Comics also derives revenues from motion pictures, television syndication, product licensing, books for juvenile and adult markets and foreign publishing. Trademarks in DC Comics' principal characters have been registered in the United States Patent and Trademark Office and in certain foreign countries.

Cinamerica Theatres, L.P.

  WCI owns a 50% interest in Cinamerica Theatres, L.P., an unconsolidated joint venture with Paramount Communications Inc., which owns and operates two theater circuits: Mann Theatres and Festival Cinemas. The joint venture operates 341 screens in 66 theaters, principally located in California and Colorado.

E.C. Publications

  E.C. Publications, Inc. is the publisher of MAD, a magazine featuring articles of humorous and satirical interest, which is regularly published eight times a year and also in periodic special editions. E.C. Publications is wholly owned by the Company.


                                OTHER INTERESTS

TURNER BROADCASTING SYSTEM, INC.

  The Company purchased equity securities of TBS as part of a private placement of securities by TBS in 1987 to a consortium of cable television operators and individual investors. The Company has acquired additional securities in TBS from time to time and, at January 31, 1994, it had economic and voting interests in TBS of 19.4% and 10.1%, respectively. TBS's business includes the ownership of basic cable television services (CNN, TNT, Headline News), a broadcast television station (WTBS) widely distributed over cable television systems, The Cartoon Network, and two professional sports teams (the Atlanta Braves and the Atlanta Hawks).

AMERICAN LAWYER MEDIA

  American Lawyer Media, L.P. ("ALM"), which is majority-owned by the Company, operates a chain of metropolitan and regional legal and business newspapers and also publishes THE AMERICAN LAWYER, a national monthly magazine with a subscription-only readership among lawyers across the United States, and COUNSEL CONNECT, an on-line service connecting lawyers in law firms and corporate legal departments worldwide. As of February 25, 1994, Mead Data Central became a minority partner in COUNSEL CONNECT, and the name was changed to "LEXIS COUNSEL CONNECT." ALM also publishes four weekly and five daily newspapers, which in most cases enjoy local official status for the publication of court opinions, legal notices, and/or official court notices; one monthly newsletter and a monthly law firm management information service. ALM also provides certain services to Court TV, a basic cable television service launched in 1991 in which the Company has an indirect majority interest.

HASBRO, INC.

  The Company owns approximately 14% of the outstanding common stock of Hasbro, Inc., one of the world's largest toy companies. For a description of the issuance by the Company of zero coupon exchangeable notes due 2012 that are exchangeable for shares of Hasbro common stock owned by the Company, see Note 5 "Long-Term Debt" to the Company's consolidated financial statements at pages F-12 through F-14 herein.

ATARI CORPORATION

  The Company owns approximately 25% of Atari Corporation, which is engaged in the design, manufacture and sale of personal computer and video game systems.

ATARI GAMES CORPORATION

  The Company owns approximately 79% of Atari Games Corporation, which is engaged in the design, manufacture and sale of video games for arcades and home systems.

WHITTLE COMMUNICATIONS

   Time Inc. owns an interest of approximately 33% in Whittle Communications L.P. ("Whittle"). Whittle specializes in creating and distributing specifically targeted advertising-supported media products.

                         CURRENCY RATES AND REGULATIONS

  The Company's foreign operations are subject to the risk of fluctuation in currency exchange rates and to exchange controls. The Company cannot predict the extent to which such controls and fluctuations in currency exchange rates may affect its operations in the future or its ability to remit dollars from abroad. See Note 1 "Summary of Significant Accounting Policies--Foreign Currency Translation" to the consolidated financial statements set forth at page F-6 herein. For the revenues, operating income from and identifiable assets of foreign operations, see Note 10 "Segment Information" to the consolidated financial statements set forth at pages F-18 through F-20 herein.

                                   EMPLOYEES

  At December 31, 1993, the Company employed a total of approximately 50,000 persons. This number includes approximately 20,000 persons employed by TWE.

ITEM 2. PROPERTIES

PUBLISHING, MUSIC AND CORPORATE

  The following table sets forth certain information as of December 31, 1993 with respect to the Company's principal properties (over 250,000 square feet in area) that are used primarily by its publishing and music divisions or occupied for corporate offices, all of which the Company considers adequate for its present needs, and all of which were substantially used by the Company or were leased to outside tenants:

                                                 APPROXIMATE
                                                 SQUARE FEET     TYPE OF OWNERSHIP;
       LOCATION              PRINCIPAL USE       FLOOR SPACE  EXPIRATION DATE OF LEASE
       --------              -------------       -----------  ------------------------
New York, New York     Executive and                560,000  Leased by the Company.
 75 Rockefeller Plaza  administrative offices                Lease expires in 2014.
 Rockefeller Center    (Corporate, Music and                 Approximately 142,000 sq.
                       Filmed Entertainment)                 ft. are sublet to outside
                                                             tenants.
New York, New York     Business and editorial     1,481,000  Leased by the Company.
 Time & Life Bldg.     offices (Publishing and               Most leases expire in
 Rockefeller Center    Corporate)                            2007. Approximately
                                                             64,000 sq. ft. are sublet
                                                             to outside tenants.
Mechanicsburg,         Office and warehouse         358,000  Owned and occupied by the
 Pennsylvania          space (Publishing)                    Company.
 1225 S. Market St.
Olyphant,              Manufacturing,             1,058,000  Owned and occupied by the
 Pennsylvania          warehouses, distribution              Company.
 1400 and 1444 East    and office space (Music)
 Lackawanna Avenue
Indianapolis, Indiana  Warehouse space              252,000  Owned by the Company.
 4200 N. Industrial    (Publishing)                          Approximately 168,000 sq.
 Street                                                      ft. are leased to outside
                                                             tenants.
Nortorf,               Manufacturing,               334,000  Owned and occupied by the
 Germany               distribution and office               Company.
 Niedernstrasse 3-7    space (Music)
Alsdorf,               Manufacturing,               269,000  Owned and occupied by the
 Germany               distribution and office               Company.
 Max-Planck Strasse 1- space (Music)
 9
Terre Haute,           Manufacturing and office     269,000  Leased by the Company.
 Indiana               space (Music)                         Lease expires in 2001.
 Bldg. 102, Fort Har-
 rison
 Industrial Park
Other:                 Office bldgs., plants and  1,605,000  Owned by the Company.
 U.S. and abroad,      warehouses (Publishing,               Approximately 25,000
 including locations   Music and Corporate)                  sq. ft. are leased to
 in                                                          outside tenants.
 Europe, Asia, Latin
 America, Australia
 and New Zealand.
                                                  4,165,000  Leased by the Company.
                                                             Approximately 32,000 sq.
                                                             ft. are sublet to outside
                                                             tenants.
                                                 ----------
Total                                            10,351,000
                                                 ==========

ENTERTAINMENT

  The following table sets forth certain information as of December 31, 1993 with respect to TWE's principal properties (over 125,000 square feet in area), all of which TWE considers adequate for its present needs, and all of which were substantially used by TWE or were leased to outside tenants.

                                                    APPROXIMATE
                                                    SQUARE FEET
                                                    FLOOR               TYPE OF OWNERSHIP;
        LOCATION         PRINCIPAL USE              SPACE/ACRES      EXPIRATION DATE OF LEASE
        --------         -------------              -----------      ------------------------
 New York, New York      Business offices           335,000 sq. ft. Leased by TWE.
  HBO Building, 1100     (Programming--HBO)                         Lease expires in 2004.
  Avenue of the
  Americas
 New York, New York      Business offices           139,000 sq. ft. Leased by TWE.
  1325 Avenue of the     (Filmed Entertainment)                     Lease expires in 2010.
  Americas
 Burbank, California     General offices            207,000 sq. ft. Leased by TWE.
  3900 Alameda           (Filmed Entertainment)                     Lease expires in 1994.
 Los Angeles, Califor-   Warehouse                  182,000 sq. ft. Leased by TWE.
  nia                    (Filmed Entertainment)                     Lease expires in 1997.
  9210 San Fernando
 Burbank, California     Sound stages,              2,375,000       Owned by TWE.
  The Warner Bros.       administrative,            sq. ft. of
  Studio                 technical and dressing     improved
                         room                       space on 143
                         structures, screening      acres (a)
                         theaters,
                         machinery and equipment
                         facilities, back lot and
                         parking lot and other
                         Burbank properties
                         (Filmed
                         Entertainment)
 West Hollywood,         Sound stages,              337,000         Owned by TWE.
  California             administrative,            sq. ft. of      Approx. 20,000 sq. ft. are
  The Warner             technical and dressing     improved        leased to outside tenants.
  Hollywood Studio       room                       space on 11
                         structures, screening      acres
                         theaters,
                         machinery and equipment
                         facilities (Filmed
                         Entertainment)
 Valencia, California    Location filming (Filmed   225 acres       Owned by TWE.
  Undeveloped Land       Entertainment)
 Atlanta, Georgia        Theme park                 270 acres       Owned by limited
  Six Flags Over Geor-   (Filmed Entertainment)                     partners of Six Flags
  gia                                                               Over Georgia
                                                                    partnership.
 Dallas-Fort Worth,      Theme park                 200 acres       Owned by limited
  Texas                  (Filmed Entertainment)                     partners of Six Flags
  Six Flags Over Texas                                              Over Texas
                                                                    partnership.
 St. Louis, Missouri     Theme park                 500 acres       Owned by Six Flags.
  Six Flags Over Mid-    (Filmed Entertainment)
  America

                                                    APPROXIMATE
                                                    SQUARE FEET
                                                    FLOOR                         TYPE OF OWNERSHIP;
        LOCATION         PRINCIPAL USE              SPACE/ACRES                EXPIRATION DATE OF LEASE
        --------         -------------              -----------                ------------------------
 Houston, Texas          Theme park                 90 acres                  Owned by Six Flags.
  Astroworld             (Filmed Entertainment)
 Houston, Texas          Theme park                 15 acres                  Owned by Six Flags.
  Waterworld             (Filmed Entertainment)
 Jackson, New Jersey     Theme park                 2,200 acres(b)            Owned by Six Flags.
  Six Flags Great        (Filmed Entertainment)
  Adventure
 Los Angeles, Califor-   Theme park                 260 acres                 Owned by Six Flags.
  nia                    (Filmed Entertainment)
  Six Flags Magic
  Mountain
 Gurnee, Illinois        Theme park                 300 acres                 Owned by Six Flags.
  Six Flags Great        (Filmed Entertainment)
  America
 Other, in the U.S. and  Office buildings, retail    1,888,000 sq. ft. (c)    Owned by TWE.
  abroad, including      stores, plants and                                   Approx. 7,000 sq. ft. are
  locations in Europe,   warehouses (Filmed                                   leased to outside tenants.
  Asia, Latin America,   Entertainment,              4,283,000 sq. ft. (c)(d) Leased by TWE.
  Australia and New      Programming--HBO,                                    Approx. 110,000 sq. ft. are
  Zealand                Cable)                                               sublet to outside tenants.
                                                    -------------------------
 Totals                                              9,746,000 sq. ft.
                                                         4,214 acres
                                                    =========================

- --------
(a) Ten acres consist of various parcels adjoining The Warner Bros. Studio, with mixed commercial, office and residential uses.
(b) 1,640 acres of which are undeveloped land available for expansion.
(c) Excludes 8,817,000 sq. ft. of owned and 2,024,000 sq. ft. of leased properties used by the Cable division for headend, hub, and tower sites.
(d) Includes 108,000 sq. ft. of office space occupied by Time Warner corporate staff who provide services to TWE pursuant to arrangements set forth in the TWE Partnership Agreement.

ITEM 3. LEGAL PROCEEDINGS

  The Company and its subsidiaries are parties, in the ordinary course of business, to litigations involving property, personal injury and contract claims. The amounts that the Company believes may be recoverable in these matters are either covered by insurance or are not material.

  In June 1989, a stockholder class action was filed in the Court of Chancery for the State of Delaware, in and for New Castle County ("Delaware Chancery Court"), entitled In re Time Incorporated Shareholder Litigation, Consol. Civ. Action No. 10670 (the "Time Warner Stockholder Litigation"), against the Company, its Board of Directors, WCI and the Company's financial advisors, Wasserstein Perella & Co., Inc. ("Wasserstein Perella") and Shearson Lehman Hutton Inc. ("Shearson Lehman"), in which plaintiffs seek, among other things, judgment declaring that the defendant directors breached their fiduciary duties by entering into the Share Exchange Agreement dated as of March 3, 1989, as amended, between the Company and WCI (the "Share Exchange Agreement") and the Agreement and Plan of Merger (as amended, the "Merger Agreement") among the Company, TW Sub Inc., then a wholly owned subsidiary of the Company, and WCI, as in effect on March 3, 1989, and that WCI, Shearson Lehman and Wasserstein Perella aided and abetted those breaches; an order requiring redemption of the Rights issued pursuant to the Company's Stockholder Rights Plan; and judgment rescinding consummation of the Share Exchange Agreement and enjoining the Company's acquisition of WCI pursuant to the tender offer (the "Tender Offer") pursuant to which the Company purchased 100 million shares of WCI common stock for $70 per share on July 24, 1989 and the Merger Agreement. Plaintiffs' motion preliminarily to enjoin the Tender Offer was denied in July 1989 and that decision was affirmed on appeal. In July 1993, the action was dismissed without prejudice and without the payment of any compensation to the plaintiffs by the defendants.

  Two other purported stockholder class actions, Greenberg v. Time, et al., and Northern Laminating, Inc. Retirement Fund v. Munro, et al., Index No. 12653-89, were filed in June 1989 in the Supreme Court of the State of New York, County of New York ("New York Supreme Court") and make substantially similar allegations against most of the same defendants, plus an alleged violation of New York antitrust law. Defendants have not yet been required to respond to the amended complaint in the Northern Laminating case. The Greenberg action had been consolidated with the Time Warner Stockholder Litigation, which was dismissed in July 1993.

  Also pending in the Delaware Chancery Court is another consolidated stockholder litigation, In re Warner Communications Inc. Shareholders Litigation, Consol. Civ. Action No. 10671 (the "Warner Stockholder Litigation"), commenced in 1989 against WCI, its Board of Directors and the Company, alleging that WCI's Board of Directors breached their fiduciary duties to WCI's stockholders, and the Company aided and abetted such alleged breach, by not ensuring that the securities distributed to WCI stockholders in the Merger contained certain protective covenants and redemption provisions. The amended complaint seeks, among other things, to enjoin the consummation of the Tender Offer and the Merger, or to rescind the Tender Offer and the Merger. The defendants have not yet been required to respond to the amended complaint. The action has been stayed pending resolution of the Berger action described below.

  Another 1989 purported stockholder class action, Berger, et al. v. Warner Communications Inc., et al., Index No. 91-3735, filed in the New York Supreme Court against WCI, certain of WCI's directors, the Company, Wasserstein Perella, Shearson Lehman and Lazard Freres & Co. ("Lazard") alleges, among other things, that WCI's directors and the Company breached their fiduciary duties to WCI's stockholders by structuring the Merger as a freezeout of WCI's minority stockholders, and by failing to ensure that the securities to be distributed to stockholders in the Merger would in fact trade at the value imputed to those securities, and that Wasserstein Perella, Shearson Lehman and Lazard aided and abetted those breaches of fiduciary duty. The complaint seeks, among other things, a declaratory judgment that defendants have breached their fiduciary duties, compensatory damages and a judgment declaring the Merger a nullity. On April 9, 1991, a court order effected defendants' stipulation to the certification of a plaintiff class consisting of those persons who held shares of WCI common stock on August 23, 1989 and before the effective date of the Merger, except defendants in this litigation and any person or entity related to or affiliated with any defendants. Argument on both sides' motions for partial summary judgment on plaintiffs' contract claim for additional interest of approximately $20 million in connection with the consideration paid in the merger transaction was heard on February 22, 1994.

  Another purported stockholder class action, Silverstein v. Warner Communications Inc., et al., Civ. Action No. 11285, was filed in 1989 in the Delaware Chancery Court against WCI, members of its Board of Directors and the Company. The complaint alleges, among other things, violations of fiduciary duties to WCI stockholders by allegedly "forcing out" WCI's stockholders upon consummation of the Merger at an unfair price without according them a meaningful vote or the right to an appraisal proceeding. The complaint seeks rescission or rescissory and other damages in an unspecified amount. In August 1991, the court signed a stipulation of the parties staying the Silverstein action and the Warner Stockholder Litigation pending resolution of the Berger action. The parties have agreed to dismiss this action without prejudice and without compensation to the plaintiffs or their attorneys. An order effectuating that agreement was approved by the court on March 28, 1994.

  Two class actions consolidated under the caption In re Time Warner Inc. Securities Litigation, Master Case No. 91 Civ. 4081, brought purportedly on behalf of holders of the Company's Common Stock, were filed in June 1991 in the United States District Court for the Southern District of New York against the Company and several of its directors. Plaintiffs allege that defendants issued materially false and misleading statements regarding possible strategic alliances and failed to disclose the Company's intention to make the Rights Offering Proposal of June 5, 1991, whereby each holder of the Company's Common Stock was granted a specific number of transferable subscription rights to purchase additional shares of the Company's Common Stock that could be exercised or sold under certain specified terms and conditions, in violation of
Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder and the state common law of fraud and negligent misrepresentation. Plaintiffs in both actions seek unspecified monetary damages. On May 29, 1992, the defendants' motion to dismiss these actions with prejudice was granted. On November 30, 1993, a panel of the United States Court of Appeals for the Second Circuit, with one judge dissenting, reversed the dismissal and remanded the case to the District Court for further proceedings. On January 24, 1994, defendants filed a petition for a writ of certiorari in the U.S. Supreme Court. Plaintiffs filed briefs in opposition to the petition and in support of a conditional cross-petition on or about February 23, 1994, and defendants have filed reply papers. On March 3, 1994, defendants also filed a motion for summary judgment in the District Court. The District Court has stayed all proceedings pending a determination by the Supreme Court on the certiorari petitions.

  Two identical lawsuits under the name of Ferne Glanzrock, Bernice Berger, Charles Elder and Arthur Schecter v. Steven J. Ross et al., that were filed in March 1992, in the New York Supreme Court and in the Delaware Chancery Court against the Company's Board of Directors relating to certain payments to the Company's former President and Co-Chief Executive Officer N.J. Nicholas Jr. in connection with his termination of employment were dismissed without prejudice by Court order on January 26, 1994 pursuant to a stipulation of the parties.

  On January 24, 1994, a purported class action entitled Dr. Arun Shingala v. Gerald M. Levin, et al., Civil Action No. 13356, was filed against the Company and its directors in the Court of Chancery of the State of Delaware, New Castle County, on behalf of all stockholders of the Company, other than defendants and their related or affiliated entities. The complaint alleges that the defendant directors acting on behalf of the Company have adopted a plan ("rights plan") to thwart any attempt to take over control of the Company which the defendants find unfavorable to their personal interests. Plaintiff contends that defendants' actions are in violation of their fiduciary duties and seeks a judgment rescinding the adoption of the rights plan and ordering the director defendants jointly and severally to account for all damages which reasonably flow from the actions and transactions alleged.

  In November 1992, TWE filed a federal lawsuit seeking to overturn major provisions of the 1992 Cable Act primarily on First Amendment grounds. The complaint, filed in the U.S. District Court for the District of Columbia against the FCC and the United States of America, challenges the provisions of the 1992 Cable Act relating to rate regulation, must carry, retransmission consent, terms of dealing by vertically integrated programmers, uniform pricing and operation of cable systems by municipal authorities, the number of subscribers that a cable operator could serve nationwide, free previews of certain premium channels and educational channel set-aside requirements for direct broadcast satellite service. In addition, the complaint seeks to overturn several parts of the 1984 Cable Act relating to public, educational and government access requirements and commercial leased channels. The complaint seeks injunctions against the enforcement or implementation of these provisions. Several other parties have also filed similar lawsuits and these actions have been at least partially consolidated with the action filed by TWE. Hearings on the plaintiffs' motions for summary judgment and the defendants' motions to dismiss or for summary judgment were held in March 1993. On April 8, 1993, in a 2-1 decision, the District Court upheld the constitutionality of the must carry provisions of the 1992 Cable Act. On May 3, 1993, TWE filed an appeal from this decision directly to the U.S. Supreme Court. The U.S. Supreme Court heard argument on that appeal in January 1994. On September
16, 1993, a one-judge District Court upheld the constitutionality on First Amendment grounds of all the other challenged provisions except restrictions on the number of subscribers that a cable operator could serve nationwide, free pay TV previews and direct broadcast channel usage. TWE appealed this decision to the U.S. Court of Appeals for the D.C. Circuit on November 12, 1993. For a description of the 1984 Cable Act and the 1992 Cable Act, see Item 1 "Business--Cable Division--Regulation and Legislation."

  By letters dated July 15, 1993 and September 21, 1993 (the "Access Letters"), the Dallas Regional Office of the Federal Trade Commission (the "FTC") informed WEA that it is conducting a preliminary investigation to determine whether WEA is "unreasonably restricting the resale of previously-owned compact discs" and "unreasonably restricting the sale of new compact discs." The Access Letters allege that WEA's conduct may violate Section 5 of the Federal Trade Commission Act, but also say that neither the Access Letters nor the existence of the investigation "should be viewed as an accusation by the FTC or its staff of any wrongdoing by [WEA]." The Access Letters request that WEA voluntarily submit the documents and information requested therein. The FTC investigation also includes other major distributors of recorded music. WEA is cooperating with the investigation.

  On July 19, 1993, Wherehouse Entertainment, Inc., a California corporation engaged in the retail sale of music cassettes and compact discs ("CDs"), filed an action in the United States District Court for the Central District of California entitled Wherehouse Entertainment, Inc. v. CEMA Distribution, Sony Music Distribution, UNI Distribution Corporation and Warner Elektra Atlantic Corporation, No. 93-4253 SVW, alleging that, by implementing policies restricting the advertising allowances of customers that sell used CDs, the defendants have violated Section 1 of the Sherman Act, Sections 2(d) and 2(e) of the Robinson-Patman Act and Section 17200 of the California Business & Professions Code. Plaintiff sought injunctive relief, treble damages pursuant to Section 4 of the Clayton Act, attorneys' fees and costs of suit. On October 20, 1993, plaintiff and WEA settled this case on terms not material to the business of either WEA or WCI.

  Also in July 1993, two purported class actions against the same defendants in the Wherehouse litigation were filed in the United States District Court for the Northern District of Ohio and in the United States District Court for the Central District of California, containing substantially the same allegations and seeking substantially the same relief as the complaint in the Wherehouse case. Both class action suits have been settled by agreements that are currently before the courts for approval.

  In October 1993, a purported class action was filed in the United States District Court for the Northern District of Georgia entitled Samuel B. Moore, et al. v. American Federation of Television and Radio Artists, et al., No. 93-CV-2358. The action was brought by fifteen named music performers or representatives of deceased performers on behalf of an alleged class of performers who participated in the creation or production of phonograph recordings for one or more of the defendant recording companies. The named defendants include the American Federation of Television and Radio Artists ("AFTRA"), the AFTRA Health and Retirement Fund ("Fund"), each present trustee of the Fund and fifty named recording companies, including four WCI subsidiaries. The named defendant recording companies comprise substantially all of the domestic recording industry and the complaint seeks to establish a defendant class for purposes of the litigation. The complaint seeks recovery against the recording companies for, among other things, breach of contract, breach of fiduciary duty, fraud, embezzlement and RICO violations, all growing out of alleged failure by the recording companies to make proper contributions to the Fund pursuant to the Phono Code, which is negotiated by AFTRA and most of the domestic recording companies, and other alleged failures to meet the terms of the Phono Code and individual contracts. Plaintiffs seek from the defendant record companies substantial monetary damages, treble damages, attorneys' fees and costs and the imposition of a constructive trust over the master recordings created from recorded performances of the plaintiffs. In March 1994, plaintiffs filed an amended complaint. Plaintiffs also have filed a motion for a preliminary injunction against AFTRA and the Fund's trustees seeking, among other things, to enjoin the completion of audits of the amount of contributions to be made to the Fund and ongoing collective bargaining negotiations between AFTRA and the record companies, as well as the removal of the Fund's present trustees. The defendant record companies, along with AFTRA and the Fund, have filed papers in opposition to the motion for a preliminary injunction. The time for the record companies to respond to plaintiffs' amended complaint has not yet expired.

  The Company and its subsidiaries are also subject to industry investigations by certain government agencies and/or proceedings under the antitrust laws that have been filed by private parties in which, in some cases, other companies in the same or related industries are also defendants. The Company and its subsidiaries have denied or will deny liability in all of these actions. In all but a few similar past actions, the damages, if any, recovered from the Company or the amounts, if any, for which the actions were settled were small or nominal in relation to the damages sought; and it is the opinion of the management of the Company that any settlements or adverse judgments in the similar actions currently pending will not involve the payment of amounts or have other results that would have a material adverse effect on the financial condition of the Company.

  In addition, WCI and certain of its current and former directors are parties to lawsuits previously disclosed in WCI's annual reports or other filings which, among other things, challenge as excessive certain executive compensation arrangements between WCI and, among others, Steven J. Ross, formerly Chairman of the Board of WCI. The parties have executed a stipulation of settlement of these actions and on March 15, 1994 the New York Supreme Court approved a Notice of Proposed Settlement to be sent to shareholders and set May 13, 1994 as the date for the settlement hearing.

ITEM 4. Submission of Matters to a Vote of Security Holders

  Not Applicable.

                       EXECUTIVE OFFICERS OF THE COMPANY

  Pursuant to General Instruction G (3), the information regarding the Company's executive officers required by Item 401(b) of Regulation S-K is hereby included in Part I of this report.

  The following table sets forth the name of each executive officer of the Company, the office held by such officer and the age, as of February 28, 1994, of such officer:

       NAME              AGE                            OFFICE
       ----              ---                            ------
Gerald M. Levin.........  54 Chairman of the Board, President and Chief Executive Officer
J. Richard Munro........  63 Chairman of the Executive/Finance Committee
Bert W. Wasserman.......  61 Executive Vice President and Chief Financial Officer
Peter R. Haje...........  59 Executive Vice President and General Counsel
Timothy A. Boggs........  43 Senior Vice President, Public Policy
David R. Haas...........  52 Senior Vice President and Controller
Geoffrey W. Holmes......  47 Senior Vice President, Technology
Tod R. Hullin...........  50 Senior Vice President, Communications and Public Affairs
Philip R. Lochner, Jr...  50 Senior Vice President

  Set forth below are the positions held by each of the executive officers named above since March 1, 1989:

Mr. Levin..................  Chairman of the Board of Directors, President and
                             Chief Executive Officer since January 21, 1993. Prior to that he served as President and Co-Chief Executive Officer from February 20, 1992; Vice Chairman and Chief Operating Officer from May 1991; and Vice Chairman of the Board prior to that.

Mr. Munro..................  Chairman of the Executive/Finance Committee of
                             the Board of Directors since January 1993 (at which time the functions of the Executive Committee and the Finance Committee were merged), having served as Chairman of the Executive Committee since May 8, 1990. Prior to that, he was Co-Chairman of the Board and Co-Chief Executive Officer from July 1989 and he served as Chairman and Chief Executive Officer prior to that.

Mr. Wasserman..............  Executive Vice President and Chief Financial
                             Officer since January 10, 1990. Prior to that, he was a member of the Office of the President and Chief Financial Officer of WCI.

Mr. Haje...................  Executive Vice President and General Counsel
                             since October 1, 1990. Prior to that, he was a member of the law firm of Paul, Weiss, Rifkind, Wharton & Garrison.

Mr. Boggs..................  Senior Vice President, Public Policy since
                             November 19, 1992. Prior to that he served as Vice President of Public Affairs from January 1990 and Vice President of Public Affairs of WCI prior to that.

Mr. Haas...................  Senior Vice President and Controller since
                             January 18, 1990. Prior to that, he served as Senior Vice President and Controller of WCI.

Mr. Holmes.................
                             Senior Vice President, Technology since January 21, 1993. Prior to that, he served as Senior Vice President from January 10, 1990 and as Senior Vice President of WCI prior to that.

Mr. Hullin.................  Senior Vice President, Communications and Public
                             Affairs since February 7, 1991. Prior to that, he served as Senior Vice President, Corporate Affairs of SmithKline Beecham (diversified health care company) from July 1989 and as Vice President, Communications and Public Affairs prior to that.

Mr. Lochner................  Senior Vice President since July 18, 1991. Prior to that, he was a Commissioner of the Securities and Exchange Commission from March 1990 to June 1991. Prior to his tenure with the SEC, Mr. Lochner served as Deputy General Counsel and Senior Vice President of Time Warner from January to March 1990 and General Counsel, Senior Vice President and Secretary prior to that.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The principal market for the Company's Common Stock is the New York Stock Exchange. The Common Stock is also listed on the Pacific Stock Exchange and the London Stock Exchange. For quarterly price information with respect to the Company's Common Stock for the two years ended December 31, 1993, see "Quarterly Financial Information" at page F-26 herein, which information is incorporated herein by reference.

  The approximate number of holders of record of the Company's Common Stock as of March 1, 1994 was 23,000.

  For information on the frequency and amount of dividends paid with respect to the Company's Common Stock during the two years ended December 31, 1993, see "Quarterly Financial Information" at page F-26 herein, which information is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

  The selected financial information of the Company for the five years ended December 31, 1993 is set forth at pages F-24 and F-25 herein and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The information set forth under the caption "Management's Discussion and Analysis" at pages F-27 through F-34 herein is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The consolidated financial statements and supplementary data of the Company and the report of independent auditors thereon set forth at pages F-2 through F-21 and F-23 herein are incorporated herein by reference.

  Quarterly Financial Information set forth at page F-26 herein is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not Applicable.

                                    PART III

ITEMS 10, 11, 12 AND 13.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT;
                             EXECUTIVE COMPENSATION; SECURITY OWNERSHIP OF
                             CERTAIN BENEFICIAL OWNERS AND MANAGEMENT; CERTAIN
                             RELATIONSHIPS AND RELATED TRANSACTIONS

  Information called for by PART III (Items 10, 11, 12 and 13) is incorporated by reference from the Company's definitive Proxy Statement to be filed in connection with its 1994 Annual Meeting of Stockholders pursuant to Regulation 14A, except that the information regarding the Company's executive officers called for by Item 401(b) of Regulation S-K has been included in PART I of this report and the information called for by Items 402(k) and 402(l) of Regulation S-K is not incorporated by reference.

                                     III-1

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) (1)-(2) Financial Statements and Schedules:

    (i) The list of consolidated financial statements and schedules set forth in the accompanying Index to Consolidated Financial Statements and Other Financial Information at page F-1 herein is incorporated herein by reference. Such consolidated financial statements and schedules are filed as part of this report.

    (ii) The financial statements and financial statement schedules of Paragon Communications and the report of independent accountants thereon, set forth at pages F-70 through F-83 in the 1993 Annual Report on Form 10-K of Time Warner Entertainment Company, L.P. (Reg. No. 33-53742) are incorporated herein by reference and are filed as an exhibit to this report.

    (3) Exhibits:

    The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this report and such Exhibit Index is incorporated herein by reference. Exhibits 10.1 through 10.20 listed on the accompanying Exhibit Index identify management contracts or compensatory plans or arrangements required to be filed as exhibits to this report, and such listing is incorporated herein by reference.

  (b) No reports on Form 8-K were filed by Time Warner during the quarter ended December 31, 1993.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                         Time Warner Inc.

                                                 /s/ Bert W. Wasserman
                                         By ...................................
                                                     BERT W. WASSERMAN
                                               EXECUTIVE VICE PRESIDENT AND
                                                  CHIEF FINANCIAL OFFICER

Date: March 30, 1994

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         SIGNATURE                        TITLE                      DATE

    /s/ Gerald M. Levin       Director, Chairman of the         March 30, 1994
............................   Board, President and Chief
     (GERALD M. LEVIN)         Executive Officer


   /s/ Bert W. Wasserman      Executive Vice President and      March 30, 1994
............................   Chief Financial Officer
    (BERT W. WASSERMAN)        (principal financial
                               officer)

     /s/ David R. Haas        Senior Vice President and         March 30, 1994
............................   Controller (principal
      (DAVID R. HAAS)          accounting officer)

             *                Director                          March 30, 1994
............................
       (MERV ADELSON)

             *                Director                          March 30, 1994
............................
 (LAWRENCE B. BUTTENWIESER)

             *                Director                          March 30, 1994
............................
   (HUGH F. CULVERHOUSE)

             *                Director                          March 30, 1994
............................
  (EDWARD S. FINKELSTEIN)

             *


............................  Director                          March 30, 1994
 (BEVERLY SILLS GREENOUGH)

          SIGNATURE                         TITLE               DATE
          ---------                         -----               ----
              *


.............................             Director           March 30, 1994
      (CARLA A. HILLS)

              *


.............................             Director           March 30, 1994
      (DAVID T. KEARNS)

              *


.............................             Director           March 30, 1994
      (HENRY LUCE III)

              *


.............................             Director           March 30, 1994
        (REUBEN MARK)

              *


.............................             Director           March 30, 1994
     (J. RICHARD MUNRO)

              *


.............................             Director           March 30, 1994
    (RICHARD D. PARSONS)

              *


.............................             Director           March 30, 1994
     (DONALD S. PERKINS)

              *


.............................             Director           March 30, 1994
     (RAYMOND S. TROUBH)

              *


.............................             Director           March 30, 1994
  (FRANCIS T. VINCENT, JR.)


      /s/ David R. Haas
*By: ........................
      ATTORNEY-IN-FACT

          TIME WARNER INC. AND TIME WARNER ENTERTAINMENT COMPANY, L.P.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND OTHER FINANCIAL INFORMATION

                                                                       PAGE
                                                                    -----------
                                                                     TIME
                                                                    WARNER TWE
                                                                    ------ ----
Consolidated Financial Statements:
 Balance Sheet....................................................   F-2   F-39
 Statement of Operations..........................................   F-3   F-40
 Statement of Cash Flows..........................................   F-4   F-41
 Statement of Shareholders' Equity and Partnership Capital........   F-5   F-42
 Notes to Consolidated Financial Statements.......................   F-6   F-43
Report of Management..............................................   F-22
Report of Independent Auditors....................................   F-23  F-57
Selected Financial Information....................................   F-24  F-58
Quarterly Financial Information...................................   F-26  F-59
Management's Discussion and Analysis:
 Results of Operations............................................   F-27  F-60
 Financial Condition and Liquidity................................   F-32  F-63
Supplementary Information.........................................         F-66
Schedules as of or for each of the three years in the period ended
 December 31, 1993:
 II -- Amounts Receivable from Related Parties and Underwriters,
       Promoters and
       Employees other than Related Parties.......................   F-35  F-67
VIII-- Valuation and Qualifying Accounts..........................   F-37  F-68
  X -- Supplementary Operating Statement Information..............   F-38  F-69

All other financial statements and schedules are omitted because the required information is not present, or is not present in amounts sufficient to require submission of the financial statements or schedules, or because the information required is included in the consolidated financial statements and notes thereto.

                               TIME WARNER INC.
                          CONSOLIDATED BALANCE SHEET
                                 DECEMBER 31,
                     (MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                  HISTORICAL RESTATED  HISTORICAL
                                                   1993 (A)  1992 (A)   1992 (A)
                                                  ---------- --------  ----------
ASSETS
CURRENT ASSETS
Cash and equivalents............................   $   200   $   906    $   942
Receivables, less allowances of $676, $644 and
 $884...........................................     1,400     1,238      2,298
Inventories.....................................       321       339      1,260
Prepaid expenses................................       613       521        617
                                                   -------   -------    -------
Total current assets............................     2,534     3,004      5,117
Investments in and amounts due to and from
 Entertainment Group............................     5,627     5,392         --
Investments, other..............................     1,613     1,518      2,208
Land and buildings..............................       393       394        813
Cable television equipment......................        --        --      2,951
Furniture, fixtures and other equipment.........       878       726      1,587
                                                   -------   -------    -------
                                                     1,271     1,120      5,351
Less accumulated depreciation...................      (505)     (402)    (2,085)
                                                   -------   -------    -------
Property, plant and equipment...................       766       718      3,266
Music catalogues, contracts and copyrights......     1,309     1,413      1,413
Noncurrent inventories..........................        --        --      1,711
Cable television franchises.....................        --        --      3,660
Excess of cost over net assets acquired.........     4,691     4,749      9,105
Other assets....................................       352       249        886
                                                   -------   -------    -------
Total assets....................................   $16,892   $17,043    $27,366
                                                   =======   =======    =======
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable................................   $   532   $   607    $   929
Participations, royalties and programming costs.       567       534      1,202
Debt due within one year........................       120       164        171
Other current liabilities.......................     1,006       784      1,610
                                                   -------   -------    -------
Total current liabilities.......................     2,225     2,089      3,912
Long-term debt (b)..............................     9,291     2,897     10,068
Deferred income taxes...........................     2,998     2,822      2,829
Unearned portion of paid subscriptions..........       633       624        624
Other liabilities...............................       375       444        805
Minority interests..............................        --        --        961
SHAREHOLDERS' EQUITY (B)
Preferred stock, $1 par value, 250 million
 shares authorized,
 962 thousand and 128.8 million shares
 outstanding, $140 million
 and $6.532 billion liquidation preference (b)..         1       129        129
Common stock, $1 par value, 750 million shares
 authorized,
 378.3 million and 372.0 million shares
 outstanding
 (excluding 45.2 million and 44.5 million
 treasury shares)...............................       378       372        372
Paid-in capital.................................     2,537     8,606      8,606
Unrealized appreciation of certain marketable
 securities.....................................       205        --         --
Accumulated deficit.............................    (1,751)     (940)      (940)
                                                   -------   -------    -------
Total shareholders' equity......................     1,370     8,167      8,167
                                                   -------   -------    -------
Total liabilities and shareholders' equity......   $16,892   $17,043    $27,366
                                                   =======   =======    =======

- --------
(a)The 1993 financial statements reflect the deconsolidation of the Entertainment Group, principally TWE, effective January 1, 1993. The historical financial statements for periods prior to such date have not been changed; however, financial statements for the year ended December 31, 1992 retroactively reflecting the deconsolidation are presented as supplementary information under the column heading "restated" to facilitate comparative analysis (Note 1).

(b)Time Warner issued $6.1 billion of long-term debt and used $.5 billion of cash and equivalents in 1993 in exchange for or to redeem preferred stock having an aggregate liquidation preference of $6.4 billion (Notes 5 and 7).

See accompanying notes.

                               TIME WARNER INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS
                           YEARS ENDED DECEMBER 31,
                     (MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                       HISTORICAL RESTATED HISTORICAL HISTORICAL
                                        1993(A)   1992(A)   1992(A)    1991(A)
                                       ---------- -------- ---------- ----------
Revenues (b).........................    $6,581    $6,309   $13,070    $12,021
                                         ------    ------   -------    -------
Cost of revenues (b) (c).............     3,780     3,633     8,451      7,769
Selling, general and administrative
 (b) (c).............................     2,210     2,147     3,276      3,098
                                         ------    ------   -------    -------
Operating expenses...................     5,990     5,780    11,727     10,867
                                         ------    ------   -------    -------
Business segment operating income....       591       529     1,343      1,154
Equity in pretax income of Entertain-
 ment Group (b)......................       281       226        --         --
Interest and other, net (b)..........      (718)     (351)     (882)      (966)
Corporate expenses (b)...............       (73)      (81)     (141)      (136)
                                         ------    ------   -------    -------
Income before income taxes...........        81       323       320         52
Income taxes (d).....................      (245)     (237)     (234)      (151)
                                         ------    ------   -------    -------
Income (loss) before extraordinary
 item................................      (164)       86        86        (99)
Extraordinary loss on retirement of
 debt, net of $37 million income tax
 benefit.............................       (57)       --        --         --
                                         ------    ------   -------    -------
Net income (loss)....................      (221)       86        86        (99)
Preferred dividend requirements (e)..      (118)     (628)     (628)      (593)
                                         ------    ------   -------    -------
Net loss applicable to common shares.    $ (339)   $ (542)  $  (542)   $  (692)
                                         ======    ======   =======    =======
Loss per common share:
Loss before extraordinary item.......    $ (.75)   $(1.46)  $ (1.46)   $ (2.40)
                                         ======    ======   =======    =======
Net loss.............................    $ (.90)   $(1.46)  $ (1.46)   $ (2.40)
                                         ======    ======   =======    =======
Average common shares................     374.7     371.0     371.0      288.2
                                         ======    ======   =======    =======
- --------
(a)The 1993 financial statements reflect the deconsolidation of the
Entertainment Group, principally TWE, effective January 1, 1993. The historical financial statements for periods prior to such date have not been changed; however, financial statements for the year ended December 31, 1992 retroactively reflecting the deconsolidation are presented as supplementary information under the column heading "restated" to facilitate comparative analysis (Note 1).

(b)Includes the following income (expenses) in 1993 resulting from transactions with the Entertainment Group and other related companies:
revenues-$170 million; cost of revenues-$(87) million; selling, general and administrative-$59 million; equity in pretax income of Entertainment Group-
$(115) million; interest and other, net-$(4) million; and corporate expenses-
$60 million.

(c) Includes depreciation and amortization expense of:
                                         $  424    $  384   $ 1,172    $ 1,109
                                         ======    ======   =======    =======

(d)Includes $70 million unusual charge for increase in deferred income tax liability as a result of new tax law.

(e)Time Warner issued $6.1 billion of long-term debt and used $.5 billion of available cash and equivalents in 1993 in exchange for or to redeem preferred stock having an aggregate liquidation preference of $6.4 billion (Notes 5 and 7).

See accompanying notes.

                               TIME WARNER INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                           YEARS ENDED DECEMBER 31,
                                  (MILLIONS)

                                      HISTORICAL RESTATED HISTORICAL HISTORICAL
                                       1993(A)    1992(A)   1992(A)    1991(A)
                                      ---------- -------- ---------- ----------
OPERATIONS
Net income (loss)...................    $ (221)    $ 86     $   86     $  (99)
Adjustments for noncash and nonoper-
 ating items:
Depreciation and amortization.......       424      384      1,172      1,109
Noncash interest expense............       185       64         64         --
Unusual tax charge and extraordinary
 loss (b)...........................       127       --         --         --
Equity in pretax income of Enter-
 tainment Group, less distributions.      (261)     (43)        --         --
Equity in other investments.........        --        7         45         70
Changes in operating assets and lia-
 bilities:
 Receivables........................       (71)      37       (235)      (138)
 Inventories........................        20      (16)      (120)        18
 Accounts payable and other liabili-
  ties..............................       213       (7)       109         71
 Other balance sheet changes........      (159)      50         39         66
                                        ------     ----     ------     ------
Cash provided by operations.........       257      562      1,160      1,097
                                        ------     ----     ------     ------
INVESTING ACTIVITIES
Investments and acquisitions........      (175)    (122)      (389)      (478)
Capital expenditures................      (198)    (172)      (574)      (527)
Investment proceeds.................       103      913         88        186
                                        ------     ----     ------     ------
Cash provided (used) by investing
 activities.........................      (270)     619       (875)      (819)
                                        ------     ----     ------     ------
FINANCING ACTIVITIES
Increase (decrease) in debt.........     3,115      (42)        20     (2,454)
Redemption of Series D preferred
 stock..............................    (3,494)      --         --         --
Dividends paid......................      (299)    (386)      (386)      (363)
TWE capital contribution............        --       --      1,000         --
Proceeds from rights offering.......        --       --         --      2,558
Stock option and dividend reinvest-
 ment plans.........................        92       23         23         --
Other, principally financing costs..      (143)     (69)      (199)         8
                                        ------     ----     ------     ------
Cash provided (used) by financing
 activities.........................      (729)    (474)       458       (251)
                                        ------     ----     ------     ------
INCREASE (DECREASE) IN CASH AND
 EQUIVALENTS........................    $ (742)    $707     $  743     $   27
                                        ======     ====     ======     ======

- --------
(a)The 1993 financial statements reflect the deconsolidation of the Entertainment Group, principally TWE, effective January 1, 1993. The historical financial statements for periods prior to such date have not been changed; however, financial statements for the year ended December 31, 1992 retroactively reflecting the deconsolidation are presented as supplementary information under the column heading "restated" to facilitate comparative analysis (Note 1).

(b)Includes $70 million increase in deferred income tax liability as a result of new tax law and $57 million extraordinary loss on the retirement of debt.

See accompanying notes.

                                TIME WARNER INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                      (MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                    RETAINED
                                                                    EARNINGS
                          PREFERRED COMMON  PAID-IN   UNREALIZED  (ACCUMULATED
                            STOCK    STOCK  CAPITAL  APPRECIATION   DEFICIT)    TOTAL
                          --------- ------- -------  ------------ ------------ -------
BALANCE AT DECEMBER 31,
 1990...................   $   117  $   230 $ 5,468    $    --      $   499    $ 6,314
Net loss................                                                (99)       (99)
Dividends on common
 stock--$.25 per share..                                                (75)       (75)
Dividends on Series B, C
 and D preferred stock--
 $9.28, $4.375 and $5.50
 (in kind) per share,
 respectively...........         6              299                    (593)      (288)
Common stock issued in
 rights offering........                138   2,420                              2,558
Shares issued pursuant
 to stock option and
 dividend reinvestment
 plans..................                  1      15                                 16
Other...................                  1      67                       4         72
                           -------  ------- -------    -------      -------    -------
BALANCE AT DECEMBER 31,
 1991...................       123      370   8,269         --         (264)     8,498
Net income..............                                                 86         86
Dividends on common
 stock--$.265 per share.                                                (98)       (98)
Dividends on Series B, C
 and D preferred stock--
 $9.28, $4.375 and $5.50
 (in kind) per share,
 respectively...........         7              333                    (628)      (288)
Purchase of stock.......        (1)             (61)                               (62)
Shares issued pursuant
 to stock option and
 dividend reinvestment
 plans..................                  1      28                                 29
Other...................                  1      37                     (36)         2
                           -------  ------- -------    -------      -------    -------
BALANCE AT DECEMBER 31,
 1992...................       129      372   8,606         --         (940)     8,167
Net loss................                                               (221)      (221)
Dividends on common
 stock--$.31 per share
 ($.08 per share per
 quarter effective for
 the second quarter of
 1993)..................                                               (116)      (116)
Dividends on Series B
 preferred stock--$9.28
 per share..............                          4                     (13)        (9)
Dividends on Series C
 and D preferred stock
 to dates of redemption
 or exchange............                                               (106)      (106)
Exchange of Series C
 preferred stock and
 redemption
 of Series D preferred
 stock (Notes 5 and 7)..      (128)          (6,240)                   (311)    (6,679)
Unrealized appreciation
 of certain marketable
 equity investments at
 adoption of FAS 115....                                   205                     205
Shares issued pursuant
 to stock option and
 dividend reinvestment
 plans..................                  4     116                                120
Other...................                  2      51                     (44)         9
                           -------  ------- -------    -------      -------    -------
BALANCE AT DECEMBER 31,
 1993...................   $     1  $   378 $ 2,537    $   205      $(1,751)   $ 1,370
                           =======  ======= =======    =======      =======    =======

See accompanying notes.

                                TIME WARNER INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF CONSOLIDATION AND ACCOUNTING
FOR INVESTMENTS IN AFFILIATED COMPANIES

  The consolidated financial statements include the accounts of Time Warner Inc. and its subsidiaries ("Time Warner"). Significant intercompany accounts and transactions are eliminated. Interests in consolidated subsidiaries not owned by Time Warner are eliminated from operating results and reflected in the balance sheet as minority interests.

  Investments in companies in which Time Warner has significant influence but less than controlling financial interest are stated at cost plus equity in the affiliates' undistributed earnings. The excess of cost over the underlying net equity of investments in affiliated companies is attributed to the underlying net assets based on their respective fair values and amortized over their respective economic lives.

  Time Warner Entertainment Group ("Entertainment Group"), consisting of Time Warner's interests in certain entertainment companies, principally Time Warner Entertainment Company, L.P. ("TWE"), was deconsolidated effective January 1, 1993 as a result of an agreement between TWE and U S WEST, Inc. ("USW") to co-manage TWE Cable's Full Service Networks(TM), subject to franchise and regulatory approvals, and certain other changes to the partnership agreement relating to the general governance of TWE (Note 2). The historical financial statements of Time Warner for periods prior to January 1, 1993 have not been changed; accordingly, they include TWE and other Entertainment Group interests on a consolidated basis. However, financial statements for the year ended December 31, 1992 retroactively reflecting the deconsolidation of the Entertainment Group also are presented under the caption "restated" to facilitate comparative analysis.

  The effect of changes in Time Warner's ownership interests resulting from the issuance of equity capital to third parties by consolidated subsidiaries or affiliates accounted for on the equity basis is included in income.

  Time Warner's $14 billion cost to acquire Warner Communications Inc. ("WCI") was allocated to the net assets acquired as of December 31, 1989 in accordance with the purchase method of accounting for business combinations. The acquisition was financed principally by $8.3 billion of long-term debt and $5.6 billion of Series C and Series D preferred stock, which was redeemed or exchanged for debt in 1993 (Notes 5 and 7).

  The effect of the four-for-one common stock split on September 10, 1992 has been reflected retroactively.

REVENUES AND COSTS

  The unearned portion of paid subscriptions is deferred until magazines are delivered to subscribers. Upon each delivery, a proportionate share of the gross subscription price is included in revenues.

  Inventories of magazines, books, cassettes and compact discs are stated at the lower of cost or estimated realizable value. Cost is determined using first-in, first-out; last-in, first-out; and average cost methods. In accordance with industry practice, certain products are sold to customers with the right to return unsold items. Revenues from such sales represent gross sales less a provision for future returns. Returned goods included in inventory are valued at estimated realizable value but not in excess of cost.

PROPERTY, PLANT AND EQUIPMENT

  Property, plant and equipment are stated at cost. Depreciation is provided generally on the straight-line method over useful lives ranging up to twenty-five years for buildings and improvements and up to fifteen years for furniture, fixtures and equipment.

                                TIME WARNER INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

INTANGIBLE ASSETS

  Intangible assets are amortized over periods up to forty years using the straight-line method. Amortization of the excess of cost over net assets acquired amounted to $148 million, $257 million ($142 million on a restated basis) and $246 million in 1993, 1992 and 1991, respectively, and amortization of music copyrights, artists' contracts and record catalogues amounted to $113 million in all years. Amortization of cable television franchises in 1992 and 1991, years in which the Entertainment Group was consolidated, amounted to $194 million and $171 million, respectively. Accumulated amortization of intangible assets at December 31, 1993 and 1992 amounted to $1.245 billion and $2.021 billion ($943 million on a restated basis), respectively.

FOREIGN CURRENCY TRANSLATION

  The financial position and operating results of substantially all foreign operations are consolidated using the local currency as the functional currency. Local currency assets and liabilities are translated at the rates of exchange on the balance sheet date, and local currency revenues and expenses are translated at average rates of exchange during the period. Resulting translation gains or losses, which have not been material, are included in retained earnings (accumulated deficit). Foreign currency transaction gains and losses, which have not been material, are included in operating results.

INCOME TAXES

  Income taxes are provided in 1993 and 1992 using the liability method prescribed by Financial Accounting Standards Board ("FASB") Statement No. 109, "Accounting for Income Taxes," which Time Warner adopted as of January 1, 1992. Income taxes provided in 1991 using the liability method prescribed by FASB Statement No. 96 were not restated. The effect of the change in accounting method was not material.

  Under the liability method, deferred income taxes reflect tax carryforwards and the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement and income tax purposes, as determined under enacted tax laws and rates. The financial effect of changes in tax laws or rates is accounted for in the period of enactment.

  Realization of the net operating loss and investment tax credit carryforwards, which were acquired in acquisitions, are accounted for as a reduction of the excess of cost over net assets acquired.

  The principal operations of the Entertainment Group are conducted by partnerships. Income tax expense includes all income taxes related to Time Warner's allocable share of partnership income and its equity in the income tax expense of corporate subsidiaries of the partnerships.

FINANCIAL INSTRUMENTS

  Investments in unrestricted marketable equity securities not accounted for on the equity basis are stated at fair value. Unrealized appreciation is reported net-of-tax in a separate component of shareholders' equity in accordance with FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which Time Warner adopted as of December 31, 1993.

  Foreign exchange contracts are used to reduce exchange rate exposure on future cash flows and earnings denominated in foreign currencies. Contract gains and losses generally are included in income. Time Warner had contracts for the sale of $573 million of foreign currencies at fixed rates at December 31, 1993, primarily Japanese yen, German marks, Canadian dollars and French francs. The fair value of foreign exchange contracts approximates carrying value. Time Warner reimburses or is reimbursed by TWE for contract gains or losses related to TWE's exposure.

                                TIME WARNER INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

  Interest rate swap agreements are used to reduce exposure to interest rate changes and to lower the overall costs of borrowing. The net amounts paid and received under open contracts are included in interest expense. At December 31, 1993, Time Warner had contracts to pay floating rates of interest (average rate of 3.7%) and receive fixed rates of interest (average rate of 5.4%) on $2.1 billion notional amount of indebtedness over an average remaining term of 4 years. The fair value of the Company's debt and related interest rate swap agreements will fluctuate with changes in the credit markets, including changes in the level of interest rates. At December 31, 1993, the fair value of Time Warner's long-term debt was estimated to exceed its carrying value by $530 million. The fair value of the related interest rate swap agreements was not material.

  Fair value is generally determined by reference to market values resulting from trading on a national securities exchange or in an over-the-counter market.

LOSS PER COMMON SHARE

  Loss per common share is based upon the net loss applicable to common shares after preferred dividend requirements and upon the weighted average of common shares outstanding during the period. The conversion of securities convertible into common stock and the exercise of stock options were not assumed in the calculations of loss per common share because the effect would have been antidilutive.

2.ENTERTAINMENT GROUP

  Time Warner's investment in and amounts due to and from the Entertainment Group at December 31, 1993 consists of the following (millions):

      Investment in TWE................................................ $ 5,085
      Due from TWE.....................................................     547
      Due to TWE.......................................................    (257)
                                                                        -------
      Investment in and amounts due to and from TWE....................   5,375
      Investment in other Entertainment Group companies................     252
                                                                        -------
      Total............................................................ $ 5,627
                                                                        =======

  TWE is a Delaware limited partnership that was capitalized on June 30, 1992 to own and operate substantially all of the Filmed Entertainment, Programming-HBO and Cable businesses previously owned by subsidiaries of Time Warner. At December 31, 1993, the Time Warner subsidiaries ("General Partners") held a 63.27% pro rata priority capital partnership interest in TWE in the initial capital amount of $3.5 billion, plus partnership income allocated thereto; a partnership capital interest senior to the pro rata priority capital interests ("General Partners' Senior Capital"), in the initial capital amount of $1.4 billion, plus partnership income allocated thereto; a partnership capital interest junior to pro rata priority capital interests ("General Partners' Junior Capital") in the initial capital amount of $2.7 billion, plus partnership income allocated thereto; and a 63.27% residual equity partnership interest. The limited partners, subsidiaries of USW, ITOCHU Corporation ("ITOCHU") and Toshiba Corporation ("Toshiba"), held 25.51%, 5.61% and 5.61% pro rata priority capital partnership interests, respectively, in the initial capital amounts of $1.4 billion, $313 million and $313 million, respectively, plus partnership income allocated thereto; and residual equity partnership interests of 25.51%, 5.61% and 5.61%, respectively. General Partners' Senior Capital is required to be distributed no later than in three annual installments beginning July 1, 1997; earlier distributions may be made under certain circumstances. General Partners' Junior Capital may be increased if certain performance targets are achieved between 1992 and 2001. Prior to the admission of USW on September 15, 1993, the General Partners held 87.5% pro rata priority capital and residual equity partnership interests in TWE, and the General Partners' Junior Capital interest; and ITOCHU and Toshiba each held 6.25% pro rata priority capital and residual equity partnership interests.

                                TIME WARNER INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

  At the initial capitalization of TWE, the General Partners contributed the assets and liabilities or the rights to the cash flow of substantially all of Time Warner's Filmed Entertainment, Programming-HBO and Cable businesses, and ITOCHU and Toshiba each contributed $500 million of cash. On September 15, 1993, USW contributed $1.532 billion of cash and a $1.021 billion 4.4% note ("USW Note") for its interests. USW has an option to increase its pro rata priority capital and residual equity interests to as much as 31.84%, depending on cable operating performance. The option is exercisable between January 1, 1999 and on or about May 31, 2005 at a maximum exercise price of $1.25 billion to $1.8 billion, depending on the year of exercise. Either USW or TWE may elect that the exercise price be paid with partnership interests rather than cash. Each of ITOCHU and Toshiba have options to increase their interests to as much as 6.25% in certain circumstances, payable in cash.

  Each General Partner has guaranteed a pro rata portion of $7 billion of TWE's debt and accrued interest at December 31, 1993, based on the relative fair value of the net assets each General Partner contributed to TWE. Such indebtedness is recourse to each General Partner only to the extent of its guarantee. In addition to their interests in TWE and the other Entertainment Group companies, the assets of the General Partners include the equivalent of
29.6 million common shares of Turner Broadcasting System, Inc., 12.1 million common shares of Hasbro, Inc., 43.7 million common shares of Time Warner, and substantially all the assets of Time Warner's music business. There are no restrictions on the ability of the General Partner guarantors to transfer assets, other than TWE assets, to parties that are not guarantors.

  The summarized financial information for the Entertainment Group set forth below reflects the consolidation of Six Flags Entertainment Corporation ("Six Flags") as of January 1, 1993 as a result of the increase in TWE's ownership from 50% to 100% in September 1993. The historical financial information for periods prior to such date has not been changed; however, financial information for the year ended December 31, 1992 retroactively reflecting the consolidation is presented as supplementary information under the column heading "restated" to facilitate comparative analysis.

TIME WARNER ENTERTAINMENT GROUP

                                              YEARS ENDED DECEMBER 31,
                                      -----------------------------------------
                                      HISTORICAL RESTATED HISTORICAL HISTORICAL
                                         1993      1992      1992       1991
                                      ---------- -------- ---------- ----------
OPERATING STATEMENT INFORMATION                      (MILLIONS)
Revenues.............................   $7,963    $7,251    $6,761    $ 6,068
Depreciation and amortization........      909       857       788        733
Business segment operating income....      905       855       814        724
Interest and other, net..............      564       569       531        526
Income before income taxes...........      281       226       223        138
Income before extraordinary item.....      217       173       173        103
Net income...........................      207       173       173        103
                                              YEARS ENDED DECEMBER 31,
                                      -----------------------------------------
                                      HISTORICAL RESTATED HISTORICAL HISTORICAL
                                         1993      1992      1992       1991
                                      ---------- -------- ---------- ----------
CASH FLOW INFORMATION                                (MILLIONS)
Cash provided by operations..........   $1,276    $  864    $  781    $   715
Capital expenditures.................     (613)     (423)     (402)      (370)
Investments and acquisitions.........     (368)     (383)     (279)      (187)
Decrease in debt.....................     (659)     (791)     (837)    (1,074)
Capital contributions................    1,548     1,012     1,012        816
Increase (decrease) in cash and
 equivalents.........................    1,302        24        13         (4)

                                TIME WARNER INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                                                         DECEMBER 31,
                                              ----------------------------------
                                              HISTORICAL RESTATED HISTORICAL
                                                 1993      1992      1992
                                              ---------- -------- ----------
BALANCE SHEET INFORMATION                               (MILLIONS)
Cash and equivalents.........................  $ 1,338   $    47   $    36
Total current assets.........................    3,766     2,342     2,285
Total assets.................................   18,202    16,733    15,886
Total current liabilities....................    2,301     1,971     1,823
Long-term debt...............................    7,125     7,684     7,171
TWE General Partners' Senior Capital.........    1,536        --        --
TWE partners' capital........................    6,000     6,437     6,437

  Pursuant to the TWE partnership agreement, partnership income, to the extent earned, is first allocated to the partners so that the economic burden of the income tax consequences of partnership operations is borne as though the partnership were taxed as a corporation ("special tax allocations"), then to the priority capital interests, in order of priority, at rates of return ranging from 8% to 13.25% per annum, and finally to the residual equity interests. For the purpose of the foregoing allocations, partnership income is based on the fair value of assets contributed to the partnership, and differs from net income of TWE, which is based on the historical cost of contributed assets. Partnership losses generally are allocated first to eliminate prior allocations of partnership income to, and then to reduce the initial capital amounts of, the residual equity, General Partners' Junior Capital and pro rata priority capital interests, in that order, then to reduce General Partners' Senior Capital, including partnership income allocated thereto, and finally to reduce any special tax allocations.

  TWE reported net income of $198 million and $160 million in 1993 and 1992, respectively, no portion of which was allocated to the limited partners. Time Warner did not recognize a gain when TWE was capitalized. The excess of the General Partners' interest in the net assets of TWE over the net book value of their investment in TWE is being amortized to income over a twenty year period at the rate of $17 million per year prior to the admission of USW, and $72 million per year thereafter.

  The assets and cash flows of TWE are restricted by the TWE partnership and credit agreements and are unavailable for use by the partners except through the payment of certain fees, reimbursements, cash distributions and loans, which are subject to limitations. At December 31, 1993, the General Partners had recorded $276 million of tax related distributions due from TWE, $108 million of which is receivable on or after July 1, 1994, and $271 million of stock option related distributions due from TWE, based on a closing price of $44.25, receivable when the options are exercised. In addition to the tax, stock option and General Partners' Senior Capital distributions, TWE may make other distributions, generally depending on excess cash and credit agreement limitations. The General Partners' full share of such distributions may be deferred if the limited partners do not receive certain threshold amounts by certain dates. TWE may loan Time Warner up to $1.1 billion, increasing up to $1.5 billion on July 1, 1995. Generally, TWE must be in compliance with its credit agreement at the time distributions and loans are made.

  In the normal course of conducting their businesses, Time Warner and its subsidiaries and affiliates have had various transactions with TWE and other Entertainment Group companies, generally on terms resulting from a negotiation between the affected units that in management's view results in reasonable allocations. Time Warner provides TWE with certain corporate support services for which it receives an annual fee of $60 million.

  Inventories of TWE at December 31, 1993 and 1992 include $821 million and $879 million, respectively, of unamortized cost of the WCI acquisition allocated to the film library, which is amortized on a straight-line basis over twenty years, $1.085 billion and $982 million, respectively, of the unamortized cost of completed films, more than 90% of which is expected to be amortized within three years after release under the

                               TIME WARNER INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED) individual film-forecast method prescribed by FASB Statement No. 53, "Financial Reporting by Producers and Distributors of Motion Picture Films," $347 million and $285 million, respectively, of theatrical films and television programs in process, and $405 million and $457 million, respectively, of unamortized programming acquired or produced for pay cable television exhibition, which is allocated to availability periods and amortized as the programming is exhibited.

  On June 26, 1992, Time Warner acquired the 18.7% minority interest in American Television and Communications Corporation ("ATC") by issuing redeemable reset notes due August 15, 2002 (Note 5), valued at such date at $1.3 billion. The acquisition was accounted for by the purchase method of accounting. ATC subsequently contributed its cable assets to TWE. The Entertainment Group would have reported net income of $142 million and Time Warner would have reported net income of $47 million (a loss of $1.57 per common share after preferred dividends) in 1992 if the acquisition of the ATC minority interest had occurred at the beginning of that year.

3. OTHER INVESTMENTS

  Time Warner's other investments consist of:

                                                           DECEMBER 31,
                                                  ------------------------------
                                                  HISTORICAL RESTATED HISTORICAL
                                                     1993      1992      1992
                                                  ---------- -------- ----------
                                                            (MILLIONS)
Equity basis investments.........................   $  798    $  913    $1,511
Fair value basis investments(/1/)................      553        --        --
Cost basis investments...........................      262       605       697
                                                    ------    ------    ------
Total............................................   $1,613    $1,518    $2,208
                                                    ======    ======    ======

- --------
(1) Upon adoption of FASB Statement No. 115 at December 31, 1993, unrestricted marketable equity securities not accounted for on the equity basis are stated at fair value. The 1993 amount includes the market value of 12.058 million shares of common stock of Hasbro, Inc., which can be used, at Time Warner's option, to satisfy its obligations with respect to the zero coupon exchangeable notes due 2012 (Note 5). Investments in unrestricted marketable equity securities not accounted for on the equity basis were carried at a cost of $297 million and had a market value of $481 million at December 31, 1992.

  Companies accounted for on the equity basis other than TWE and its equity affiliates include Turner Broadcasting System, Inc. ("TBS") (19.4% owned); Cinamerica Theatres, L.P. (50% owned) and The Columbia House Company partnerships (50% owned) and other music joint ventures (generally 50% owned). Equity affiliates of TWE include Paragon Communications (50% owned), certain other cable system joint ventures (generally 50% owned) and Comedy Partners (50% owned). A summary of financial information of equity affiliates (100% basis) is set forth below.

                                               YEARS ENDED DECEMBER 31,
                                       -----------------------------------------
                                       HISTORICAL RESTATED HISTORICAL HISTORICAL
                                          1993      1992      1992       1991
                                       ---------- -------- ---------- ----------
                                                      (MILLIONS)
Revenues..............................   $3,363    $3,020    $4,102     $3,612
Operating income......................      450       433       555        544
Income before extraordinary
 items and cumulative effect of
 a change in accounting principle.....      201       162       168        118
Net income (loss).....................     (135)      207       212        161
Current assets........................    1,586     1,257     1,473      1,234
Total assets..........................    4,111     3,277     5,421      5,295
Current liabilities...................      755       589       951        852
Long-term debt........................    2,606     1,794     3,022      3,341
Total liabilities.....................    3,992     2,606     4,376      4,420

                                TIME WARNER INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
  The market value and cost of Time Warner's investment in TBS at December 31, 1993 was $1.484 billion and $493 million, respectively. The sale, transfer or other disposition of substantially all of the shares of TBS capital stock is restricted pursuant to shareholder agreements. The TBS securities also may be considered restricted securities under the Securities Act of 1933 and, if so, could only be sold pursuant to an effective registration statement or in a transaction exempt from the registration requirements of the Securities Act of 1933.

4.INVENTORIES

  Time Warner's current inventories consist of:

                                                           DECEMBER 31,
                                                  ------------------------------
                                                  HISTORICAL RESTATED HISTORICAL
                                                     1993      1992      1992
                                                  ---------- -------- ----------
                                                            (MILLIONS)
Magazines and books..............................    $186      $210     $  210
Recorded music...................................     135       129        129
Entertainment Group (Note 2).....................      --        --        921
                                                     ----      ----     ------
Total............................................    $321      $339     $1,260
                                                     ====      ====     ======

5.LONG-TERM DEBT

  Long-term debt consists of:

                                                           DECEMBER 31,
                                                  ------------------------------
                                                  HISTORICAL RESTATED HISTORICAL
                                                     1993      1992      1992
                                                  ---------- -------- ----------
                                                            (MILLIONS)
9.50% Notes due November 1, 1994(/1/)...........    $  125    $  125   $   125
5.2% Notes due April 15, 1994(/1/)..............       250        --        --
6.05% Notes due July 1, 1995....................       300        --        --
7.45% Notes due February 1, 1998................       500        --        --
7.95% Notes due February 1, 2000................       500        --        --
Redeemable reset notes due August 15, 2002 (8.7%
 yield).........................................     1,572     1,438     1,438
Zero coupon exchangeable notes due December 17,
 2012 (6.25% yield).............................       514       483       483
Zero coupon convertible notes due June 22, 2013
 (5% yield).....................................       923        --        --
9.125% Debentures due January 15, 2013..........     1,000        --        --
8.75% Convertible subordinated debentures due
 January 10, 2015...............................     2,225        --        --
8.75% Debentures due April 1, 2017..............       248       248       248
9.15% Debentures due February 1, 2023...........     1,000        --        --
WCI senior and subordinated debentures..........        --       529       529
TWE credit agreement and commercial paper.......        --        --     5,954
TWE notes and debentures........................        --        --     1,197
Other...........................................       134        74        94
                                                    ------    ------   -------
Total...........................................    $9,291    $2,897   $10,068
                                                    ======    ======   =======

- --------
(1) Classified as long-term because of the intent and ability to refinance under a long-term financing arrangement with TWE.

  Time Warner issued $6.126 billion of long-term debt and used $494 million of cash and equivalents in 1993 in connection with the redemption and exchange of preferred stock having an aggregate liquidation value of $6.368 billion (Note
7).

                                TIME WARNER INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

  The redeemable reset notes due August 15, 2002 do not pay interest prior to August 15, 1995, the first redemption date, at which time an interest rate will be set. The interest rate will be reset on August 15, 1998, the second redemption date. The notes are redeemable at par on each redemption date, payable in any combination of cash and debt securities, if Time Warner elects to redeem the notes, or in any combination of cash or equity or debt securities of Time Warner or any other entity, if the holders elect to have the notes redeemed. Unamortized discount was $229 million and $358 million at December 31, 1993 and 1992, respectively.

  The zero coupon notes do not pay interest until maturity. The zero coupon exchangeable notes due December 17, 2012 are exchangeable at any time by the holder into 7.301 shares of common stock of Hasbro, Inc. ("Hasbro shares") per $1,000 principal amount, subject to Time Warner's right to pay in whole or in part with cash instead of Hasbro shares. Time Warner can elect to redeem the notes any time after December 17, 1997, and holders can elect to have the notes redeemed prior thereto in the event of a change of control, at the issue price plus accrued interest. Holders also can elect to have the notes redeemed at the issue price plus accrued interest on December 17, 1997, 2002 and 2007, subject to Time Warner's right to pay in whole or in part with Hasbro shares instead of cash. Unamortized discount was $1.137 billion and $1.168 billion at December 31, 1993 and 1992, respectively.

  The zero coupon convertible notes due June 22, 2013 are convertible at any time by the holder into 7.759 shares of Time Warner common stock. Time Warner can elect to redeem the notes any time after June 22, 1998, and holders can elect to have the notes redeemed prior thereto in the event of a change in control, at the issue price plus accrued interest. Holders also can elect to have the notes redeemed at the issue price plus accrued interest on June 22, 1998, 2003 and 2008, subject to Time Warner's right to pay in whole or in part with Time Warner common stock instead of cash. Unamortized discount was $1.492 billion at December 31, 1993.

  $3.125 billion of 8.75% convertible subordinated debentures due January 10, 2015 were issued in exchange for Series C convertible preferred stock in April 1993 (Note 7). $900 million of such debentures were redeemed in July 1993. The $2.225 billion of 8.75% convertible subordinated debentures outstanding at December 31, 1993 are convertible into 46.6 million shares of Time Warner common stock at the rate of $47.73 principal amount of indebtedness per common share and are redeemable at any time, in whole or in part, at Time Warner's option, at 105.25% of par until January 9, 1995, decreasing ratably each year thereafter to 100% of par on January 10, 2000.

  An after-tax cost of $57 million was incurred in connection with the redemption of debt in 1993, principally the redemption of $900 million of 8.75% convertible subordinated debentures and $529 million of WCI senior and subordinated debentures.

  Each General Partner has guaranteed a pro rata portion of $7 billion of TWE's debt and accrued interest at December 31, 1993, as more fully described in Note
2. When TWE was consolidated with Time Warner at December 31, 1992, TWE's debt consisted of $5.507 billion borrowed under its credit agreement (4.5% interest rate), $447 million of commercial paper (4.3% interest rate), $600 million of 9.625% senior notes due 2002, $350 million of 8.875% senior notes due 2012 and $250 million of 10.15% senior notes due 2012. TWE's credit agreement contains certain restrictive covenants relating to, among other things, additional indebtedness; cash flow coverage and leverage ratios; and loans, advances, distributions or other cash payments or transfers of assets to Time Warner and its subsidiaries.

  Interest expense amounted to $698 million in 1993, $729 million ($287 million on a restated basis) in 1992 and $912 million in 1991.

                                TIME WARNER INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

  Annual repayments of long-term debt for the five years subsequent to December 31, 1993 are: 1994-$375 million; 1995-$300 million; and 1998-$500 million. Such amounts exclude the aggregate repurchase or redemption prices of $1.801 billion in 1995, $656 million in 1997 and $1.151 billion in 1998 relating to the redeemable reset notes, zero coupon exchangeable notes and zero coupon convertible notes, respectively, in the years in which the holders of such debt may first exercise their redemption options.

6.INCOME TAXES

  Domestic and foreign pretax income (loss) are as follows:

                                               YEARS ENDED DECEMBER 31,
                                       -----------------------------------------
                                       HISTORICAL RESTATED HISTORICAL HISTORICAL
                                          1993      1992      1992       1991
                                       ---------- -------- ---------- ----------
                                                      (MILLIONS)
Domestic..............................   $ (57)     $ 83      $ 80      $ (29)
Foreign...............................     138       240       240         81
                                         -----      ----      ----      -----
Total.................................   $  81      $323      $320      $  52
                                         =====      ====      ====      =====

  Current and deferred income taxes (tax benefits) provided are as follows:

                                               YEARS ENDED DECEMBER 31,
                                       -----------------------------------------
                                       HISTORICAL RESTATED HISTORICAL HISTORICAL
                                          1993      1992      1992       1991
                                       ---------- -------- ---------- ----------
                                                      (MILLIONS)
Federal:
  Current(/1/)........................    $ 45      $  9      $  9       $ 29
  Deferred(/2/).......................      11        24        21        (38)
Foreign:
  Current(/3/)........................     168       159       159        103
  Deferred............................     (11)       14        14         20
State and Local:
  Current.............................      86        45        45         60
  Deferred............................     (54)      (14)      (14)       (23)
                                          ----      ----      ----       ----
Total.................................    $245      $237      $234       $151
                                          ====      ====      ====       ====

- --------
(1) Includes utilization of tax carryforwards of $136 million in 1993, $15 million in 1992 and $120 million in 1991. Excludes $14 million of current tax benefits resulting from the exercise of stock options in 1993, which were credited directly to paid-in-capital, and $6 million of current tax benefits resulting from the retirement of debt, which reduced the extraordinary loss.
(2) Includes $70 million unusual charge in 1993 to increase deferred tax liability for increase in tax rate.
(3) Includes foreign withholding taxes of $79 million in 1993, $57 million in 1992 and $43 million in 1991.

                                TIME WARNER INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

  The differences between income taxes expected at the U.S. federal statutory income tax rate and income taxes provided are as set forth below. The relationship between income before income taxes and income tax expense is most affected by the amortization of excess cost over net assets acquired and certain other financial statement expenses that are not deductible for income tax purposes and by a $70 million unusual charge ($.19 per common share) in 1993 to adjust the deferred income tax liability for the increase in the U.S. federal statutory rate from 34% to 35% enacted into law during the year.

                                               YEARS ENDED DECEMBER 31,
                                       -----------------------------------------
                                       HISTORICAL RESTATED HISTORICAL HISTORICAL
                                          1993      1992      1992       1991
                                       ---------- -------- ---------- ----------
                                                      (MILLIONS)
Taxes on income at U.S. federal stat-
 utory rate..........................     $ 28      $110      $109       $ 18
State and local taxes, net...........       21        20        20         24
Nondeductible expenses...............      107        92        90         91
Charge to increase deferred tax lia-
 bility
 for increase in tax rate............       70        --        --         --
Foreign income taxed at different
 rates, net of U.S. foreign tax cred-
 its.................................       13        14        14         26
Minority interests...................       (2)        2         2         11
Dividend received deduction..........       (1)       (3)       (3)        (6)
Other................................        9         2         2        (13)
                                          ----      ----      ----       ----
Total................................     $245      $237      $234       $151
                                          ====      ====      ====       ====

  U.S. income and foreign withholding taxes have not been recorded on permanently reinvested earnings of foreign subsidiaries aggregating approximately $575 million at December 31, 1993. Determination of the amount of unrecognized deferred U.S. income tax liability with respect to such earnings is not practicable. If such earnings are repatriated, additional U.S. income and foreign withholding taxes are expected to be offset by the accompanying foreign tax credits.

  U.S. federal tax carryforwards at December 31, 1993 consisted of $52 million of net operating losses that expire from 1997 to 2003, $267 million of investment tax credits that expire from 1996 to 2004, and $27 million of alternative minimum tax credits that have no expiration dates. The utilization of certain carryforwards is subject to limitations under U.S. federal income tax laws.

  Significant components of Time Warner's net deferred tax liabilities are as follows:

                                                          DECEMBER 31,
                                                 ------------------------------
                                                 HISTORICAL RESTATED HISTORICAL
                                                    1993      1992      1992
                                                 ---------- -------- ----------
                                                           (MILLIONS)
Assets acquired in business combinations........   $2,146    $2,273    $2,273
Depreciation and amortization...................    1,204     1,122     1,122
Unrealized appreciation of certain marketable
 securities.....................................      142        --        --
Other...........................................      338       296       303
                                                   ------    ------    ------
Deferred tax liabilities........................    3,830     3,691     3,698
                                                   ------    ------    ------
Tax carryforwards...............................      312       448       448
Accrued liabilities.............................      137       162       162
Reserves for doubtful receivables and returns...      160       157       157
Other...........................................      223       102       102
                                                   ------    ------    ------
Deferred tax assets.............................      832       869       869
                                                   ------    ------    ------
Net deferred tax liabilities....................   $2,998    $2,822    $2,829
                                                   ======    ======    ======

                                TIME WARNER INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
7.  CAPITAL STOCK

  In 1993, Time Warner redeemed its Series D convertible preferred stock for cash and exchanged its Series C convertible preferred stock for 8.75% convertible subordinated debentures due January 10, 2015. The Series D redemption was financed principally by the proceeds from the issuance of long-term notes and debentures (Note 5).

  Pursuant to a shareholder rights plan adopted in January 1994, Time Warner distributed one right per common share which becomes exercisable in certain events involving the acquisition of 15% or more of Time Warner common stock. Upon the occurrence of such an event, each right entitles its holder to purchase for $150 the economic equivalent of common stock of Time Warner, or in certain circumstances, of the acquiror, worth twice as much. In connection with the plan, 4 million shares of preferred stock were reserved. The rights expire on January 20, 2004.

  Time Warner issued 137.9 million shares of common stock at $20 per share at the completion of its rights offering on August 5, 1991. Net proceeds of $2.558 billion, after expenses and a $70 million loan to the Time Warner Employee Stock Ownership Plan, were used to reduce credit agreement debt. If the rights offering had been completed on January 1, 1991, net loss for the year ended December 31, 1991 would have been reduced to $33 million, or $1.70 per common share after preferred dividends.

  At December 31, 1993, Time Warner had reserved 66.2 million shares of common stock for the conversion of the 8.75% convertible subordinated debentures, zero coupon convertible notes and other convertible securities, and 73 million shares for the exercise of outstanding options to purchase shares of common stock. There were 45.2 million shares of common stock in treasury at December 31, 1993, of which 43.7 million were held by subsidiaries who are the General Partners of TWE. At January 31, 1994, there were approximately 23,000 holders of record of Time Warner common stock.

8.  STOCK OPTION PLANS

  Options to purchase Time Warner common stock under various stock option plans have been granted to employees of Time Warner and TWE, generally at fair market value at the date of grant. Generally, the options become exercisable over a three-year vesting period and expire ten years from the date of grant. A summary of stock option activity under all plans is as follows:

                                                        THOUSANDS EXERCISE PRICE
                                                        OF SHARES   PER SHARE
                                                        --------- --------------
      Balance at December 31, 1992.....................  67,386       $ 8-38
      Granted..........................................  10,564        32-48
      Exercised........................................  (4,754)        8-36
      Cancelled........................................    (242)       17-38
                                                         ------
      Balance at December 31, 1993.....................  72,954       $ 8-48
                                                         ======
      At December 31, 1993:
      Exercisable......................................  57,675
      Available for future grants......................   4,434

  For options granted to employees of TWE, Time Warner is reimbursed for the amount by which the market value of Time Warner common stock on the exercise date exceeds the exercise price, or the greater of the exercise price or $27.75 for options granted prior to the TWE capitalization. There were 26.8 million options held by employees of TWE at December 31, 1993, 18.5 million of which were exercisable (Note 2).

  There were 933,000 options exercised in 1992 at prices ranging from $8-$28 per share, 512,000 options exercised in 1991 at prices ranging from $6-$29 per share, and 50.1 million options exercisable and 5.1 million options available for grant at December 31, 1992.

                                TIME WARNER INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

9.  BENEFIT PLANS

  Time Warner and its subsidiaries have defined benefit pension plans covering substantially all domestic employees. Pension benefits are based on formulas that reflect the employees' years of service and compensation levels during their employment period. Qualifying plans are funded in accordance with government pension and income tax regulations. Plan assets are invested in equity and fixed income securities.

  Pension expense included the following:

                                               YEARS ENDED DECEMBER 31,
                                       -----------------------------------------
                                       HISTORICAL RESTATED HISTORICAL HISTORICAL
                                          1993      1992      1992       1991
                                       ---------- -------- ---------- ----------
                                                      (MILLIONS)
Service cost..........................    $ 25      $ 24      $ 37      $  29
Interest cost.........................      45        42        54         46
Actual return on plan assets..........     (52)      (34)      (44)      (118)
Net amortization and deferral.........      10        (9)      (13)        75
                                          ----      ----      ----      -----
Total.................................    $ 28      $ 23      $ 34      $  32
                                          ====      ====      ====      =====

  The status of funded pension plans is as follows:

                                                          DECEMBER 31,
                                                 ------------------------------
                                                 HISTORICAL RESTATED HISTORICAL
                                                    1993      1992      1992
                                                 ---------- -------- ----------
                                                           (MILLIONS)
Accumulated benefit obligation (90% vested).....    $450      $333      $451
Effect of future salary increases...............     134       125       181
                                                    ----      ----      ----
Projected benefit obligation....................     584       458       632
Plan assets at fair value.......................     505       448       596
                                                    ----      ----      ----
Projected benefit obligation in excess of plan
 assets.........................................     (79)      (10)      (36)
Unamortized actuarial losses....................     120        32        31
Unamortized plan changes........................      (8)        6        32
Other...........................................      (9)      (11)      (17)
                                                    ----      ----      ----
Prepaid pension asset...........................    $ 24      $ 17      $ 10
                                                    ====      ====      ====

  The following assumptions were used in accounting for pension plans:

                                                    1993      1992      1991
                                                 ---------- -------- ----------
Weighted average discount rate..................     7.5%      8.5%      8.5%
Return on plan assets...........................       9%       10%       10%
Rate of increase in compensation................       6%        6%        6%

  Employees of Time Warner's operations in foreign countries participate to varying degrees in local pension plans, which in the aggregate are not significant.

  Time Warner also has an employee stock ownership plan, 401(k) savings plans and profit sharing plans as to which the expense amounted to $46 million in 1993, $57 million ($41 million on a restated basis) in 1992 and $53 million in 1991. Contributions to the 401(k) plans are based upon a percentage of the employees' elected contributions. Contributions to the employee stock ownership plan are determined by management and approved by the Board of Directors.

                                TIME WARNER INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED) 10.SEGMENT INFORMATION

  Information as to the operations of Time Warner and the Entertainment Group in different business segments is set forth below:

                                           YEARS ENDED DECEMBER 31,
                                   -----------------------------------------
                                   HISTORICAL RESTATED HISTORICAL HISTORICAL
                                      1993      1992      1992       1991
                                   ---------- -------- ---------- ----------
                                                  (MILLIONS)
REVENUES
Time Warner:
Publishing........................   $3,270    $3,123   $ 3,123    $ 3,021
Music.............................    3,334     3,214     3,214      2,960
Entertainment Group...............       --        --     6,761      6,068
Intersegment elimination..........      (23)      (28)      (28)       (28)
                                     ------    ------   -------    -------
Total.............................   $6,581    $6,309   $13,070    $12,021
                                     ======    ======   =======    =======
Entertainment Group:
Filmed Entertainment..............   $4,565    $3,945   $ 3,455    $ 3,065
Programming--HBO..................    1,441     1,444     1,444      1,366
Cable.............................    2,208     2,091     2,091      1,935
Intersegment elimination..........     (251)     (229)     (229)      (298)
                                     ------    ------   -------    -------
Total.............................   $7,963    $7,251   $ 6,761    $ 6,068
                                     ======    ======   =======    =======
                                           YEARS ENDED DECEMBER 31,
                                   -----------------------------------------
                                   HISTORICAL RESTATED HISTORICAL HISTORICAL
                                      1993      1992      1992       1991
                                   ---------- -------- ---------- ----------
                                                  (MILLIONS)
OPERATING INCOME
Time Warner:
Publishing........................   $  295    $  254   $   254    $   174(/1/)
Music.............................      296       275       275        256
Entertainment Group...............       --        --       814        724
                                     ------    ------   -------    -------
Total.............................   $  591    $  529   $ 1,343    $ 1,154
                                     ======    ======   =======    =======
Entertainment Group:
Filmed Entertainment..............   $  286    $  254   $   213    $   207
Programming--HBO..................      213       201       201        183
Cable.............................      406       400       400        334
                                     ------    ------   -------    -------
Total.............................   $  905    $  855   $   814    $   724
                                     ======    ======   =======    =======

- --------
(1) Includes a $60 million restructuring charge ($36 million after taxes).

                                TIME WARNER INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                                              YEARS ENDED DECEMBER 31,
                                      -----------------------------------------
                                      HISTORICAL RESTATED HISTORICAL HISTORICAL
                                         1993      1992      1992       1991
                                      ---------- -------- ---------- ----------
                                                     (MILLIONS)
DEPRECIATION AND AMORTIZATION(/1/)
Time Warner:
Publishing...........................    $ 77      $ 74     $   74     $   72
Music................................     347       310        310        304
Entertainment Group..................      --        --        788        733
                                         ----      ----     ------     ------
Total................................    $424      $384     $1,172     $1,109
                                         ====      ====     ======     ======
Entertainment Group:
Filmed Entertainment.................    $263      $266     $  197     $  183
Programming--HBO.....................      17        14         14         12
Cable................................     629       577        577        538
                                         ----      ----     ------     ------
Total................................    $909      $857     $  788     $  733
                                         ====      ====     ======     ======

- --------
(1) Depreciation and amortization includes all amortization relating to the acquisition of WCI in 1989, the acquisition of the ATC minority interest in 1992 and other business combinations accounted for by the purchase method.

  Information as to the assets and capital expenditures of Time Warner and its Entertainment Group is as follows:

                                                     DECEMBER 31,
                                       -----------------------------------------
                                       HISTORICAL RESTATED HISTORICAL HISTORICAL
                                          1993      1992      1992       1991
                                       ---------- -------- ---------- ----------
                                                      (MILLIONS)
ASSETS
Time Warner:
Publishing............................  $ 1,897   $ 1,886   $ 1,886    $ 2,015
Music.................................    7,401     7,418     7,418      7,339
Entertainment Group(/1/)..............    5,627     5,392    15,715     14,049
Corporate(/2/)........................    1,967     2,347     2,347      1,486
                                        -------   -------   -------    -------
Total.................................  $16,892   $17,043   $27,366    $24,889
                                        =======   =======   =======    =======
Entertainment Group:
Filmed Entertainment..................  $ 7,567   $ 7,381   $ 6,502    $ 6,389
Programming--HBO......................      875       936       936        878
Cable.................................    8,102     8,146     8,146      6,932
Corporate(/2/)........................    1,658       270       302         59
                                        -------   -------   -------    -------
Total.................................  $18,202   $16,733   $15,886    $14,258
                                        =======   =======   =======    =======

- --------
(1) At December 31, 1993 and December 31, 1992 on a restated basis, Entertainment Group assets represent Time Warner's investment in and amounts due to and from Entertainment Group. At December 31, 1992 and 1991 on an historical basis, Entertainment Group assets represent total assets of the Entertainment Group, less certain assets related to transactions with other Time Warner companies.
(2) Consists principally of cash and investments.

                                TIME WARNER INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                                               YEARS ENDED DECEMBER 31,
                                       -----------------------------------------
                                       HISTORICAL RESTATED HISTORICAL HISTORICAL
                                          1993      1992      1992       1991
                                       ---------- -------- ---------- ----------
                                                      (MILLIONS)
CAPITAL EXPENDITURES
Time Warner:
Publishing............................    $ 41      $ 40      $ 40       $ 56
Music.................................      91       124       124         88
Entertainment Group...................      --        --       402        370
Corporate.............................      66         8         8         13
                                          ----      ----      ----       ----
Total.................................    $198      $172      $574       $527
                                          ====      ====      ====       ====
Entertainment Group:
Filmed Entertainment..................    $244      $122      $101       $ 69
Programming--HBO......................      16        28        28         10
Cable.................................     353       273       273        291
                                          ----      ----      ----       ----
Total.................................    $613      $423      $402       $370
                                          ====      ====      ====       ====

  Information as to Time Warner's operations in different geographical areas is as follows:

                                               YEARS ENDED DECEMBER 31,
                                       -----------------------------------------
                                       HISTORICAL RESTATED HISTORICAL HISTORICAL
                                          1993      1992      1992       1991
                                       ---------- -------- ---------- ----------
                                                      (MILLIONS)
REVENUES
United States(/1/)....................  $ 4,414   $ 4,220   $10,981    $10,167
Europe................................    1,296     1,411     1,411      1,283
Rest of World.........................      871       678       678        571
                                        -------   -------   -------    -------
Total.................................  $ 6,581   $ 6,309   $13,070    $12,021
                                        =======   =======   =======    =======
OPERATING INCOME
United States.........................  $   436   $   311   $ 1,143    $ 1,041
Europe................................      102       155       140         89
Rest of World.........................       53        63        60         24
                                        -------   -------   -------    -------
Total.................................  $   591   $   529   $ 1,343    $ 1,154
                                        =======   =======   =======    =======
ASSETS
United States.........................  $14,328   $14,581   $24,878    $22,131
Europe................................    1,635     1,608     1,626      1,887
Rest of World.........................      929       854       862        871
                                        -------   -------   -------    -------
Total.................................  $16,892   $17,043   $27,366    $24,889
                                        =======   =======   =======    =======

- --------
(/1/) Includes Filmed Entertainment export revenues of $1.379 billion and $1.133 billion in 1992 and 1991, respectively.

                                TIME WARNER INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

11.COMMITMENTS AND CONTINGENCIES

  Total rent expense amounted to $163 million in 1993, $258 million ($159 million on a restated basis) in 1992 and $236 million in 1991. The minimum rental commitments under noncancellable long-term operating leases are: 1994- $138 million; 1995-$125 million; 1996-$113 million; 1997-$104 million; 1998-
$102 million and after 1998-$954 million.

  Minimum commitments and guarantees under certain licensing, artists and other agreements aggregated approximately $1.5 billion at December 31, 1993, which are payable principally over a seven-year period. Such amounts do not include the General Partner guarantees of approximately $7 billion of TWE debt.

  Pending legal proceedings are substantially limited to litigation incidental to the businesses of Time Warner and alleged damages in connection with class action lawsuits. In the opinion of counsel and management, the ultimate resolution of these matters will not have a material effect on the financial statements of Time Warner.

12.SUPPLEMENTAL INFORMATION

  Supplemental information with respect to cash flows is as follows:

                                               YEARS ENDED DECEMBER 31,
                                       -----------------------------------------
                                       HISTORICAL RESTATED HISTORICAL HISTORICAL
                                          1993      1992      1992       1991
                                       ---------- -------- ---------- ----------
                                                      (MILLIONS)
Cash payments made for interest.......   $  330    $  260    $  651     $1,020
Cash payments made for income taxes...      234       207       247        254
Income tax refunds received...........       52        42        44        210
Borrowings............................    4,714     1,349     8,026        328
Repayments............................    1,599     1,391     8,006      2,782
Noncash Series D dividends declared...       --       337       337        302

  The noncash effects of the deconsolidation of the Entertainment Group are reflected in the differences between the historical and restated balance sheet amounts at December 31, 1992. Time Warner issued $3.125 billion of debentures in a noncash exchange for Series C preferred stock on April 1, 1993 (Note 5 and 7). The principal noncash effects of the acquisition of the ATC minority interest in 1992 were to increase investments by $156 million, cable television franchise costs by $865 million, excess of cost over net assets acquired by $410 million, deferred income taxes by $299 million and long-term debt by $1.312 billion, and to eliminate the ATC minority interest of $180 million. On a restated basis, the investments in and amounts due to and from Entertainment Group were increased $1.431 billion. Investment proceeds in 1992 on a restated basis include $875 million from the collection of a note receivable from TWE. Cash equivalents consist of commercial paper and other investments that are readily convertible into cash, and have original maturities of three months or less.

  Other current liabilities consist of:

                                                         DECEMBER 31,
                                              ----------------------------------
                                              HISTORICAL RESTATED HISTORICAL
                                                 1993      1992      1992
                                              ---------- -------- ----------
                                                        (MILLIONS)
Accrued expenses.............................   $  716     $550     $1,137
Accrued compensation.........................      228      178        254
Deferred revenues............................       62       56        219
                                                ------     ----     ------
Total........................................   $1,006     $784     $1,610
                                                ======     ====     ======

                              REPORT OF MANAGEMENT

  The accompanying consolidated financial statements have been prepared by management in conformity with generally accepted accounting principles, and necessarily include some amounts that are based on management's best estimates and judgments.

  Time Warner maintains a system of internal accounting controls designed to provide management with reasonable assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management's authorization and recorded properly. The concept of reasonable assurance is based on the recognition that the cost of a system of internal control should not exceed the benefits derived and that the evaluation of those factors requires estimates and judgments by management. Further, because of inherent limitations in any system of internal accounting control, errors or irregularities may occur and not be detected. Nevertheless, management believes that a high level of internal control is maintained by Time Warner through the selection and training of qualified personnel, the establishment and communication of accounting and business policies, and its internal audit program.

  The Audit Committee of the Board of Directors, composed solely of directors who are not employees of Time Warner, meets periodically with management and with Time Warner's internal auditors and independent auditors to review matters relating to the quality of financial reporting and internal accounting control, and the nature, extent and results of their audits. Time Warner's internal auditors and independent auditors have free access to the Audit Committee.

Gerald M. Levin                 Bert W. Wasserman
Chairman and                    Executive Vice President and
Chief Executive Officer         Chief Financial Officer

                         REPORT OF INDEPENDENT AUDITORS

THE BOARD OF DIRECTORS AND SHAREHOLDERS
TIME WARNER INC.

We have audited the accompanying consolidated balance sheet of Time Warner Inc. ("Time Warner") as of December 31, 1993 and 1992, and the related consolidated statements of operations, cash flows and shareholders' equity for each of the three years in the period ended December 31, 1993. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of Time Warner's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Time Warner at December 31, 1993 and 1992, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                          ERNST & YOUNG

New York, New York
February 4, 1994

                               TIME WARNER INC.
                        SELECTED FINANCIAL INFORMATION

  The selected financial information for each of the five years in the period ended December 31, 1993 set forth below has been derived from and should be read in conjunction with the financial statements and other financial information presented elsewhere herein. The selected historical financial information for 1993 reflects the deconsolidation of the Entertainment Group, principally TWE, effective January 1, 1993. The selected historical financial information for periods prior to such date have not been changed; however, selected financial information for 1992 retroactively reflecting the deconsolidation is presented as supplementary information under the column heading "restated" to facilitate comparative analysis.

  The selected historical financial information for 1993 reflects the issuance of $6.1 billion of long-term debt and the use of $.5 billion of cash and equivalents in 1993 for the exchange or redemption of preferred stock having an aggregate liquidation preference of $6.4 billion. The selected historical financial information for 1992 reflects the capitalization of TWE on June 30, 1992 and associated refinancings, and the acquisition of the 18.7% minority interest in American Television and Communications Corporation as of June 30, 1992, using the purchase method of accounting for business combinations. The selected historical financial information for 1989 reflects the acquisition of a 59.3% common stock interest in Warner Communications Inc. ("WCI") as of July 31, 1989, and the acquisition on January 10, 1990 of the remaining capital stock of WCI as of December 31, 1989, using the purchase method of accounting for business combinations.

  Per common share amounts and average common shares have been restated to give effect to the four-for-one common stock split that occurred on September 10, 1992.

                                       YEARS ENDED DECEMBER 31,
                          -----------------------------------------------------
                                                        HISTORICAL
                          HISTORICAL RESTATED ---------------------------------
                             1993      1992    1992     1991     1990     1989
                          ---------- -------- -------  -------  -------  ------
SELECTED OPERATING               (MILLIONS, EXCEPT PER SHARE AMOUNTS)
STATEMENT INFORMATION
Revenues................    $6,581    $6,309  $13,070  $12,021  $11,517  $7,642
Depreciation and amorti-
 zation.................       424       384    1,172    1,109    1,138     531
Business segment operat-
 ing income.............       591       529    1,343    1,154    1,114     848
Equity in pretax income
 of Entertainment Group.       281       226       --       --       --      --
Interest and other, net.       718       351      882      966    1,133   1,005
Net income (loss)
 (a)(b)(c)..............      (221)       86       86      (99)    (227)   (256)
Net loss applicable to
 common shares(d).......      (339)     (542)    (542)    (692)    (786)   (256)
Per share of common
 stock:
 Net loss (a)(b)(c)(d)..    $(0.90)   $(1.46) $ (1.46) $ (2.40) $ (3.42) $(1.08)
 Dividends..............    $ 0.31    $0.265  $ 0.265  $  0.25  $  0.25  $ 0.25
Average common
 shares(c)..............     374.7     371.0    371.0    288.2    229.9   236.2

- --------
(a) The net loss for the year ended December 31, 1993 includes an extraordinary loss on the retirement of debt of $57 million ($.15 per common share) and an unusual charge of $70 million ($.19 per common share) from the effect of the new income tax law on Time Warner's deferred income tax liability.
(b) The net loss for the year ended December 31, 1991 includes a $36 million after-tax charge ($.12 per common share) relating to the restructuring of the Publishing division. The net loss in 1989 includes an after-tax gain of $42 million ($.18 per common share) resulting primarily from the sale of 3.125 million shares of Columbia Pictures Entertainment, Inc. common stock and an after-tax loss of $120 million ($.51 per common share) from the sale of Scott, Foresman and Company.
(c) In August 1991, Time Warner completed the sale of 137.9 million shares of common stock pursuant to a rights offering. Net proceeds of $2.558 billion from the rights offering were used to reduce indebtedness under Time Warner's bank credit agreement. If the rights offering had been completed at the beginning of 1991, net loss for the year would have been reduced to $33 million, or $1.70 per common share, and there would have been 369.3 million shares of common stock outstanding during the year.
(d) After preferred dividend requirements.

                                TIME WARNER INC.
                  SELECTED FINANCIAL INFORMATION--(CONTINUED)

                                                     DECEMBER 31,
                                    -----------------------------------------------
                                                                HISTORICAL
                                    HISTORICAL RESTATED ---------------------------
                                       1993      1992    1992   1991   1990   1989
SELECTED BALANCE SHEET INFORMATION  ---------- -------- ------ ------ ------ ------
                                                      (MILLIONS)
Investments in and amounts due
 to and from Entertainment
 Group..........................      $5,627    $5,392  $   -- $   -- $   -- $   --
Total assets....................      16,892    17,043  27,366 24,889 25,337 24,791
Long-term debt..................       9,291     2,897  10,068  8,716 11,184 10,838
Shareholders' equity:
 Preferred stock liquidation
  preference....................         140     6,532   6,532  6,256  5,954  5,584
 Equity applicable to common
  stock.........................       1,230     1,635   1,635  2,242    360  1,172
 Total shareholders' equity.....       1,370     8,167   8,167  8,498  6,314  6,756
Total capitalization (long-term
 debt plus shareholders'
 equity)........................      10,661    11,064  18,235 17,214 17,498 17,594

                                TIME WARNER INC.

                  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                  EQUITY                     NET      NET INCOME
                     OPERATING   IN PRETAX              INCOME (LOSS) (LOSS) PER DIVIDENDS
                     INCOME OF   INCOME OF               APPLICABLE     COMMON      PER    AVERAGE  COMMON STOCK
                     BUSINESS  ENTERTAINMENT NET INCOME   TO COMMON     SHARE     COMMON   COMMON  ---------------
 QUARTER  REVENUES   SEGMENTS      GROUP       (LOSS)     SHARES(C)      (C)       SHARE   SHARES   HIGH     LOW
 -------  ---------- --------- ------------- ---------- ------------- ---------- --------- ------- ------- -------
                                             (MILLIONS, EXCEPT PER SHARE AMOUNTS)
1993 HISTORICAL(A)
1st       $   1,519   $  112       $108        $ (15)       $(124)      $(0.33)   $0.0700   372.5  $37 1/4 $28 3/4
2nd (b)       1,567      135         53          (80)         (83)       (0.22)    0.0800   373.8   39 5/8  30 5/8
3rd (b)       1,535       91        118         (133)        (136)       (0.36)    0.0800   375.2   43 5/8  37 1/4
4th           1,960      253          2            7            4         0.01     0.0800   377.2   46 7/8  40 1/4
Year (b)      6,581      591        281         (221)        (339)       (0.90)    0.3100   374.7   46 7/8  28 3/4
1992 RESTATED(A)
1st       $   1,426   $   92       $ 61        $   3        $(150)      $(0.40)   $0.0625   370.4  $27     $21 5/8
2nd           1,502      118         54            9         (147)       (0.40)    0.0625   370.8   28      23 5/8
3rd           1,510       89         70            6         (152)       (0.41)    0.0700   371.1   29 1/4  24
4th           1,871      230         41           68          (93)       (0.25)    0.0700   371.6   29 3/4  22 1/4
Year          6,309      529        226           86         (542)       (1.46)    0.2650   371.0   29 3/4  21 5/8
1992 HISTORICAL(A)
1st       $   3,007   $  290       $ --        $   3        $(150)      $(0.40)   $0.0625   370.4  $27     $21 5/8
2nd           3,096      333         --            9         (147)       (0.40)    0.0625   370.8   28      23 5/8
3rd           3,246      303         --            6         (152)       (0.41)    0.0700   371.1   29 1/4  24
4th           3,721      417         --           68          (93)       (0.25)    0.0700   371.6   29 3/4  22 1/4
Year         13,070    1,343         --           86         (542)       (1.46)    0.2650   371.0   29 3/4  21 5/8

- --------
(a) The 1993 financial statements reflect the deconsolidation of the Entertainment Group, principally TWE, effective January 1, 1993. The historical financial statements for periods prior to such date have not been changed; however, financial statements for the year ended December 31, 1992 retroactively reflecting the deconsolidation are presented as supplementary information under the heading "restated" to facilitate comparative analysis.
(b) The net loss for the second quarter of 1993 includes an extraordinary loss on the retirement of debt of $35 million ($.09 per common share). The net loss for the third quarter of 1993 includes an extraordinary loss on the retirement of debt of $22 million ($.06 per common share) and an unusual charge of $70 million ($.19 per common share) due to the effect of the new income tax law on Time Warner's deferred income tax liability.
(c) After preferred dividend requirements.

                                TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


TRANSACTIONS AFFECTING COMPARABILITY OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

  There have been a series of transactions during 1993 and 1992 resulting from the restructuring of Time Warner's balance sheet that have affected the comparability of the financial statements, including the following (collectively, the "Time Warner Transactions"):

  . The USW Transaction: The admission of a subsidiary of USW as an additional limited partner of TWE on September 15, 1993, which resulted in the deconsolidation of the Entertainment Group effective as of January 1, 1993. The historical financial statements of Time Warner for periods prior to 1993 have not been changed; however, financial statements retroactively reflecting the deconsolidation for 1992 also have been presented as supplementary information under the column heading "restated" in order to facilitate comparative analysis.

  . The Series C Exchange and Series D Redemption: The issuance of $3 billion of publicly held long-term debt early in 1993 and $.5 billion late in 1992 in connection with the redemption of $3.3 billion aggregate liquidation value of Series D preferred stock and the exchange of $3.1 billion aggregate liquidation value of Series C preferred stock for $3.1 billion aggregate principal amount of 8-3/4% convertible subordinated debentures.

  . The 8-3/4% Partial Redemption: The issuance of zero coupon convertible notes in 1993 at an aggregate issue price of $900 million and the use of the proceeds therefrom and available cash and equivalents to redeem $900 million aggregate principal amount of 8-3/4% convertible subordinated debentures.

  . The 1993 WCI Refinancings: The repurchase or redemption of all of WCI's outstanding senior and subordinated debentures in the aggregate principal amount of $570 million.

  The following transactions have affected the comparability of the financial statements of both the Entertainment Group and Time Warner (collectively, and together with the USW Transaction, the "Entertainment Group Transactions"):

  . The 1993 Six Flags Acquisition and Refinancing: The increase in TWE's ownership of Six Flags from 50% to 100% on September 17, 1993 and the retirement of outstanding debt and preferred stock of Six Flags and its subsidiaries, using Six Flags cash flow and $550 million of funds provided by TWE, which resulted in the consolidation of Six Flags effective as of January 1, 1993. The historical summarized financial information of the Entertainment Group for periods prior to January 1, 1993 has not been changed; however, summarized financial information retroactively reflecting the consolidation for 1992 also has been presented as supplementary information under the column heading "restated" in order to facilitate comparative analysis.


  . The 1993 TWE Refinancings: The issuance of $2.6 billion of TWE debentures in 1993 to reduce indebtedness under the TWE credit agreement.

  . The TWE Capitalization and Refinancing: The initial capitalization of TWE on June 30, 1992 and associated refinancings, including the repayment of the Time Warner and ATC credit agreements with $5.9 billion borrowed under a new TWE credit agreement and $1 billion of capital contributions; and the issuance of $1.2 billion of senior notes to reduce bank debt.

                                TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(CONTINUED)

  . The ATC Merger: The acquisition of the ATC minority interest on June 26,
   1992, in exchange for Time Warner notes then valued at $1.3 billion.

  . The 1992 Six Flags Recapitalization: The issuance of $192 million aggregate principal amount of zero coupon notes by Six Flags in December 1992 to redeem or repurchase shares of common stock of Six Flags and its principal subsidiary.

  The impact of these transactions on the financial statements of Time Warner and the Entertainment Group is reflected on a pro forma basis in the discussion and analysis set forth below.

RESULTS OF OPERATIONS
1993 VS. 1992

  Time Warner had 1993 revenues of $6.581 billion, a loss of $94 million ($.56 per common share) before a one-time tax charge and an extraordinary loss, and a net loss of $221 million ($.90 per common share), compared to 1992 revenues of $13.070 billion ($6.309 billion on a restated basis) and net income of $86 million (a loss of $1.46 per common share after preferred dividends). The one-time tax charge of $70 million ($.19 per common share) resulted from the effect on the company's deferred income tax liability of the increase in the corporate income tax rate enacted in August 1993; the extraordinary loss of $57 million ($.15 per common share) resulted from the retirement of debt in 1993. The improvement in per share results in 1993 includes the after-tax benefits of replacing preferred stock with debt in the first quarter. Preferred dividends were $118 million in 1993, compared to $628 million in 1992. Only Series B preferred stock is outstanding at December 31, 1993, as to which the annual dividends on a financial statement basis are $13 million. On a pro forma basis, giving effect to the Time Warner Transactions and the Entertainment Group Transactions as if they had occurred at the beginning of the years, Time Warner would have reported a net loss of $160 million ($.46 per common share) in 1993 and $247 million ($.70 per common share) in 1992.

  The relationship between income before income taxes and income tax expense of Time Warner is principally affected by the amortization of excess cost over net assets acquired and certain other financial statement expenses that are not deductible for income tax purposes, and by the unusual tax charge in 1993. Time Warner's income tax expense includes all income taxes related to its equity in the pretax income of the Entertainment Group, including its equity in the income tax expense of TWE.

  The Entertainment Group had revenues of $7.963 billion, income of $217 million before a $10 million extraordinary loss on the retirement of debt, and net income of $207 million in 1993, compared to revenues of $6.761 billion ($7.251 billion on a restated basis) and net income of $173 million in 1992. On a pro forma basis, giving effect to the Entertainment Group Transactions as if they had occurred at the beginning of the year, the Entertainment Group would have reported net income of $207 million in 1993 compared to $23 million in 1992.

  Other factors affecting comparative operating results are discussed below on a business segment basis. That discussion includes, among other factors, an analysis of changes in the operating income of the business segments before depreciation and amortization ("EBITDA") in order to eliminate the effect on the operating performance of the music, filmed entertainment and cable businesses of significant amounts of purchase price amortization from the $14 billion acquisition of WCI in 1989, the $1.3 billion acquisition of the ATC minority interest in 1992 and other business combinations accounted for by the purchase method.

                                TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(CONTINUED)

  EBITDA for Time Warner and the Entertainment Group in 1993 and 1992 was as follows:

                                            YEARS ENDED DECEMBER 31,
                                        --------------------------------
                                        HISTORICAL  RESTATED  HISTORICAL
                                           1993       1992       1992
                                        ---------- ---------- ----------
                                                   (MILLIONS)
   Time Warner:
   Publishing.........................    $  372     $  328     $  328
   Music..............................       643        585        585
   Entertainment Group................        --         --      1,602
                                          ------     ------     ------
   Total..............................    $1,015     $  913     $2,515
                                          ======     ======     ======
   Entertainment Group:
   Filmed Entertainment...............    $  549     $  520     $  410
   Programming--HBO...................       230        215        215
   Cable..............................     1,035        977        977
                                          ------     ------     ------
   Total..............................    $1,814     $1,712     $1,602
                                          ======     ======     ======

  While many financial analysts consider EBITDA to be an important measure of comparative operating performance for the businesses of Time Warner and the Entertainment Group, it should be considered in addition to, but not as a substitute for, or superior to, operating income, net income, cash flow and other measures of financial performance reported in accordance with generally accepted accounting principles.

TIME WARNER

  Publishing. Revenues increased to $3.270 billion compared to $3.123 billion in 1992. Operating income increased to $295 million from $254 million. Depreciation and amortization amounted to $77 million in 1993 and $74 million in 1992. EBITDA increased to $372 million from $328 million. Revenues benefited from increased magazine circulation revenues, higher book publishing revenues and the full year impact of the 1992 Leisure Arts acquisition. Magazine circulation revenues reflected higher overall subscription and newsstand sales, led by People, Time and Entertainment Weekly, as well as increases at American Family Publishers, the subscription agency. Despite a difficult market, advertising revenues were nearly flat. EBITDA increased as a result of the revenue gains and improved operating margins achieved through continued cost savings.

  Music. Revenues increased to $3.334 billion compared to $3.214 billion in 1992. Operating income increased to $296 million from $275 million. Depreciation and amortization, including amortization related to the purchase of WCI, amounted to $347 million in 1993 and $310 million in 1992. EBITDA increased to $643 million from $585 million. The revenue gains primarily reflected an increase in domestic recorded music sales and Warner/Chappell Music Publishing revenues. An increase in unit volume was achieved internationally, principally because of an increase in Pacific Rim sales. International dollar-denominated revenues did not increase, however, because of exchange rate fluctuations. Overall, revenues benefited from a broad range of popular releases from both new and established artists, increased unit sales of compact discs and higher average unit selling prices. The increase in EBITDA reflects the revenue gains and improved margins, offset in part by start-up costs for new business ventures.

  Interest and Other, Net. Interest and other, net, decreased to $718 million in 1993 compared to $882 million ($351 million on a restated basis) in 1992. Interest expense decreased to $698 million compared to $729 million ($287 million on a restated basis) in 1992. The decrease in interest and other, net, on an historical basis resulted primarily from the exclusion in 1993 of the expenses of the Entertainment Group, which was

                                TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(CONTINUED)
deconsolidated in 1993, offset in part by an increase in interest expense from higher debt levels associated with the Series D Redemption and Series C Exchange. Other expenses, net, in 1993 included reductions in the carrying value of certain investments offset by investment-related income. Other expenses, net, in 1992 included an expense in connection with the settlement of senior management employment contracts, ATC minority interest expense and litigation-related costs.

ENTERTAINMENT GROUP

  Filmed Entertainment. Revenues increased to $4.565 billion compared to $3.455 billion ($3.945 billion on a restated basis) in 1992. Operating income increased to $286 million from $213 million ($254 million on a restated basis). Depreciation and amortization, including amortization related to the purchase of WCI, amounted to $263 million in 1993 and $197 million ($266 million on a restated basis) in 1992. EBITDA increased to $549 million from $410 million ($520 million on a restated basis). The increase in revenues, operating income and EBITDA on an historical basis resulted primarily from the inclusion in 1993 of the operating results of Six Flags, which previously had been accounted for using the equity method. Revenues at Warner Bros. increased during the period primarily due to increases in international theatrical, international syndication and domestic home video revenues, as well as increased revenues from retail operations. Record international revenues of $1.650 billion would have been greater but for unfavorable exchange rate fluctuations. Warner Bros. ranked number one at both the domestic and international box office in 1993, led by the success of The Fugitive and The Bodyguard. Revenues at Six Flags increased, benefiting from higher revenues per visitor. EBITDA benefited from the revenue gains.

  Programming--HBO. Revenues decreased to $1.441 billion compared to $1.444 billion in 1992. Operating income increased to $213 million from $201 million. Depreciation and amortization amounted to $17 million in 1993 and $14 million in 1992. EBITDA increased to $230 million from $215 million. The decrease in revenues reflects lower HBO Video sales, which in 1992 were favorably affected by a children's sell-thru title, offset in part by higher subscriber revenues, principally as a result of higher pay-TV rates at HBO and an increase in subscribers. EBITDA benefited primarily from improved results from new businesses, including Time Warner Sports and the Comedy Central joint venture.

  Cable. Revenues increased to $2.208 billion compared to $2.091 billion in 1992. Operating income increased to $406 million from $400 million. Depreciation and amortization, including amortization related to the purchase of WCI and the ATC Merger, amounted to $629 million in 1993 and $577 million in 1992. EBITDA increased to $1.035 billion from $977 million. Revenues increased principally as a result of growth in the number of cable subscribers and increases in advertising sales and pay-per-view. The increase in subscribers accounted for approximately three quarters of the revenue increase. EBITDA benefited from the revenue gains and increased income from cable joint ventures, but was negatively affected in the fourth quarter by cable rate regulation which went into effect on September 1, 1993. The negative effect of rate regulation is expected to continue into 1994 (see "Financial Condition and Liquidity" elsewhere herein).

  Interest and Other, Net. Interest and other, net, increased to $564 million in 1993 compared to $531 million ($569 million on a restated basis) in 1992. Interest expense increased to $580 million compared to $442 million ($491 million on a restated basis) in 1992. The increase in interest expense resulted primarily from the higher average debt levels attributable to the TWE capitalization, the higher interest cost of the TWE notes and debentures issued to refinance TWE bank debt, and the consolidation of Six Flags' interest expense in 1993. Other income, net, in 1993 included gains on the sale of certain assets partially offset by losses from and reductions in the carrying value of certain investments. Other expenses, net, on a restated basis in 1992 is principally attributable to losses on certain investments and litigation-related costs.

                                TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(CONTINUED)
1992 VS. 1991

  Time Warner had revenues of $13.070 billion, net income of $86 million and a $1.46 net loss per common share after preferred dividends in 1992, compared to revenues of $12.021 billion, a net loss of $99 million and a net loss of $2.40 per common share in 1991. The 1991 results include a $60 million restructuring charge in the Publishing division ($36 million after tax, or $.12 per common share). Per common share amounts for 1991 have been restated to give effect to the four-for-one common stock split that occurred on September 10, 1992.

  EBITDA for 1992 and 1991 on a historical consolidated basis was as follows:

                                                                    YEARS ENDED
                                                                   DECEMBER 31,
                                                                   -------------
                                                                    1992   1991
                                                                   ------ ------
                                                                    (MILLIONS)
      Publishing.................................................  $  328 $  246
      Music......................................................     585    560
      Entertainment Group:
      Filmed Entertainment.......................................     410    390
      Programming--HBO...........................................     215    195
      Cable......................................................     977    872
                                                                   ------ ------
      Total......................................................  $2,515 $2,263
                                                                   ====== ======

  Publishing. Revenues increased to $3.123 billion compared to $3.021 billion in 1991. Operating income increased to $254 million from $174 million in 1991, which included the $60 million restructuring charge. Depreciation and amortization amounted to $74 million in 1992 and $72 million in 1991. EBITDA increased to $328 million from $246 million in 1991. Magazine revenues benefited from increases in both circulation and advertising revenues and the inclusion in 1992 of the revenues of Leisure Arts, a crafts publisher acquired in the third quarter of 1992. Circulation revenues reflected higher overall subscription and newsstand sales. The revenue growth was led by People, Entertainment Weekly and the regional and lifestyle magazines. Book revenues benefited from higher direct marketing sales at Time Life Inc. Excluding the restructuring charge in 1991, EBITDA improved in 1992 as a result of cost savings and the revenue gains.

  Music. Revenues increased to $3.214 billion compared to $2.960 billion in 1991. Operating income increased to $275 million from $256 million. Depreciation and amortization, including amortization related to the purchase of WCI, amounted to $310 million in 1992 and $304 million in 1991. EBITDA increased to $585 million from $560 million in 1991. Revenues benefited from increases in both international and domestic recorded music sales. The strong international revenue growth reflected Warner Music International's continued success with local artist development and the continued popularity of the domestic labels' artists outside the U.S. Overall, revenues benefited from a broad range of popular releases, increased unit sales of compact discs and higher average unit selling prices. Warner/Chappell Music Publishing revenues increased, reflecting the continued popularity of its large worldwide catalogue of music copyrights. The revenue gains and increased income from the Columbia House partnerships contributed to the increase in EBITDA.

  Filmed Entertainment. Revenues increased to $3.455 billion compared to $3.065 billion in 1991, and operating income increased to $213 million from $207 million. Depreciation and amortization, including amortization related to the purchase of WCI, amounted to $197 million in 1992 and $183 million in 1991. EBITDA increased to $410 million from $390 million in 1991. The revenue growth resulted primarily from increased worldwide theatrical revenues, which benefited from a number of very successful releases. Warner Bros. ranked number one in domestic box office. Revenues from international home video and syndication, sales to network television and retail operations also increased, while revenue from pay-television sales declined. The increase in EBITDA reflects the higher revenues, offset in part by lower margins.

                                TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(CONTINUED)

  Programming--HBO. Revenues increased to $1.444 billion from $1.366 billion in 1991, while operating income rose to $201 million from $183 million. Depreciation and amortization amounted to $14 million in 1992 and $12 million in 1991. EBITDA increased to $215 million from $195 million in 1991. The revenue growth resulted from higher subscriber revenues and increased revenues from ancillary businesses, particularly from television production. The increase in subscriber revenues resulted from higher pay-TV rates at HBO and a slight increase in the number of subscribers. EBITDA benefited from the revenue gains, improved operating margins and a smaller loss from the Comedy Central joint venture, offset in part by expenses associated with the start-up of international pay-TV ventures.

  Cable. Revenues increased to $2.091 billion, compared to $1.935 billion in 1991, and operating income increased to $400 million from $334 million. Depreciation and amortization, including amortization related to the purchase of WCI, amounted to $577 million in 1992 and $538 million in 1991. EBITDA increased to $977 million from $872 million in 1991. Revenues increased as a result of growth in the number of cable customers and an increase in per subscriber revenue. The increase in subscribers accounted for approximately 40% of the revenue increase. EBITDA benefited from the revenue gains, continued cost containment and increased income from domestic cable joint ventures, partially offset by higher cable programming costs and expenses associated with the start-up of international cable ventures. Operating income also was affected by amortization related to the ATC Merger.

  Interest and Other, Net. Interest and other, net, decreased to $882 million in 1992 from $966 million in 1991. Interest expense decreased to $729 million in 1992 compared with $912 million in 1991. The decrease in interest expense, which is attributable to lower interest rates and lower average debt levels, was offset in part by increases in litigation-related costs and other expenses, including expenses in connection with the settlement of senior management employment contracts, and a decline in investment-related income.

  In August 1992, Time Warner and TWE settled the litigation brought by Viacom International, Inc. in 1989 against Time Warner, ATC and HBO. The settlement terminated with prejudice all claims and counterclaims raised in the litigation. The effects of the settlement were not material to Time Warner or TWE.

FINANCIAL CONDITION AND LIQUIDITY
DECEMBER 31, 1993

TIME WARNER

  Aided by favorable conditions in the credit markets, Time Warner continued to restructure its balance sheet and reduce its after-tax financing cost. The Series C Exchange, Series D Redemption and 8-3/4% Partial Redemption replaced $6.4 billion of Series C and Series D preferred stock having an average after-tax cost of 9.9% with $6.6 billion of long-term debt having an average after-tax cost of 5%, resulting in annual savings of $300 million. In addition, the new debt includes $1.4 billion of zero coupon exchangeable or convertible notes that require no periodic payments of interest, resulting in annual deferrals of $75 million. The deconsolidation of the Entertainment Group also had a significant effect on the balance sheet by eliminating nearly $16 billion of assets and over $7 billion of debt. Principally as a result of these factors, Time Warner had $9.4 billion of debt and $1.4 billion of equity at December 31, 1993, compared to $10.2 billion of debt and $8.2 billion of equity at December 31, 1992. Cash and equivalents were $200 million at December 31, 1993, compared to $942 million at December 31, 1992, resulting in debt-net-of-cash amounts of $9.2 billion and $9.3 billion at such dates. Substantially all of Time Warner's debt at December 31, 1993 consisted of long-term fixed-rate or zero coupon obligations, approximately $2 billion of which was effectively converted to a floating rate basis through the use of interest-rate swap agreements.

                                TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(CONTINUED)

  Cash provided by Time Warner's operations amounted to $257 million in 1993, after $330 million of interest payments, $182 million of income taxes and working capital requirements. Cash flows used in investing activities in 1993, excluding investment proceeds, were $373 million. Of this amount, $198 million was for capital expenditures, principally in the Music division. Cash dividends of $125 million were paid on common and Series B preferred stock during 1993. On a pro forma basis, giving retroactive effect to the beginning of the year to the 1993 Time Warner Transactions, cash flow from operations would have been $183 million, after $402 million of interest payments, $179 million of income taxes and working capital requirements.

  Time Warner has no claim on the assets and cash flows of TWE except through the payment of certain fees and reimbursements, such as the $60 million annual charge for corporate services, and cash distributions to the General Partners, which are limited by the TWE partnership and credit agreements. Distributions from TWE of $20 million in 1993 are expected to increase to approximately $125 million in 1994, primarily because of tax-related distributions.

  TWE is permitted under its partnership and credit agreements to loan Time Warner up to $1.1 billion, increasing up to $1.5 billion on July 1, 1995. Time Warner has $375 million of debt maturing in 1994 that will be refinanced by borrowings from TWE under a long-term arrangement. Management believes that 1994 operating cash flow, cash and marketable securities and additional borrowing capacity are sufficient to meet Time Warner's liquidity needs without distributions and loans from TWE above those permitted by existing agreements.


ENTERTAINMENT GROUP

  TWE continued its strategy of significantly lengthening debt maturities at attractive fixed rates. Over the past two years, TWE reduced variable rate debt by $3.8 billion with proceeds from the issuance of long-term notes and debentures having an after-tax cost to Time Warner of 5.1%. An additional $2.5 billion of capital was raised by the USW Transaction, $1 billion of which, presently in the form of the USW Note, has been earmarked for building cable Full Service Networks(TM) ("FSN"). The Six Flags acquisition culminated a series of transactions over a two-year period that resulted in it becoming a wholly-owned subsidiary of TWE. Six Flags was consolidated by TWE effective as of January 1, 1993. Primarily as a result of these transactions, the Entertainment Group had $7.1 billion of long-term debt at December 31, 1993, $1.5 billion of TWE General Partners' Senior Capital and $6 billion of TWE partners' capital (net of the $1 billion uncollected amount of the USW Note), compared to $7.2 billion of long-term debt ($7.7 billion restated for the Six Flags consolidation) and $6.4 billion of TWE partners' capital at December 31, 1992. Cash and equivalents were $1.3 billion at December 31, 1993, reducing the debt-net-of-cash amount to $5.8 billion. Cash and equivalents at December 31, 1992 were $47 million.

  Cash provided by the operations of the Entertainment Group in 1993 amounted to $1.276 billion, after $450 million of interest payments, $70 million of income taxes and working capital requirements. On a pro forma basis, giving retroactive effect to the beginning of 1993 to the Entertainment Group Transactions, cash flow from operations would have been $1.284 billion, after $473 million of interest payments, $70 million of income taxes and working capital requirements. Cash used in investing activities in 1993, excluding investment proceeds, amounted to $981 million. Of this amount, $613 million was spent on capital projects, including $352 million to upgrade cable systems and $244 million to expand international theaters and Warner Bros. Studio Stores, upgrade facilities at the Warner Bros. Studio and introduce new rides at Six Flags.

  The Entertainment Group continues to expand its core businesses through selective acquisitions and investments, which in 1993 resulted in payments of $368 million, including $136 million for the purchase of common and preferred stocks of Six Flags. The Milwaukee, Wisconsin cluster of cable systems was

                                TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(CONTINUED)
augmented by the purchase of a cable system from Viacom Inc. Several other cable systems that did not fit into a cluster were disposed of in 1993 for approximately $100 million.

  Capital spending is expected to increase significantly in 1994, principally because of the plan to upgrade a significant percentage of cable systems to FSN capacity over the next five years at an estimated cost of $5 billion, which is about three times cable capital expenditures for the last five years. $1 billion of FSN capital expenditures will be funded by collections on the USW Note.

  TWE is permitted under its partnership and credit agreements to loan up to $1.1 billion to Time Warner. An additional $400 million of such loans are permitted beginning July 1, 1995.

  There was $1.3 billion of cash and equivalents and $2 billion of available credit under the TWE credit agreement at December 31, 1993. In early 1994, TWE filed a shelf registration statement with the Securities and Exchange Commission covering the issuance of up to $2 billion of debt securities. These securities may be issued from time to time on terms determined at the time of sale. Management believes that 1994 operating cash flow, cash and equivalents, the USW Note, and additional borrowing capacity are sufficient to meet the capital and liquidity needs of TWE, and to fund anticipated loans to Time Warner.

  On October 5, 1992, Congress enacted the 1992 Cable Act, which among other things reimposed rate regulation on most cable systems. The Federal Communications Commission ("FCC") froze rates in April 1993 for regulated cable services and associated equipment, other than for systems in which local franchising authorities regulate rates. The current expiration date of the freeze is May 15, 1994. On May 3, 1993, the FCC released rules implementing rate regulation, which required that rates for certain equipment be established based on a cost-of-service standard and rates for regulated cable services be established based on either a per-channel benchmark or a cost-of-service standard, at the election of the cable operator. TWE Cable elected to establish rates based on the per-channel benchmarks, which the FCC had set at 10% below the average level of rates prevailing nationwide in September of 1992.

  On February 22, 1994, the FCC announced the adoption of revised rules lowering the per-channel benchmarks from 10% to 17% below the average level of rates prevailing in September of 1992 and changing the factors cable operators must use to calculate the benchmarks applicable to their systems. The text of the new rules is expected to be released in late March, with an effective date of May 15. Under the May 1993 rules, revenues from sales of regulated equipment and services had been expected to decline by $90 to $100 million per year. That decline was expected to be partially offset by increases in revenues from other activities, including optional services, advertising sales and subscriber growth, which could not be quantified. It is not yet possible to estimate the effect of the new rules adopted in February 1994, although it is expected to be more adverse than the effect of the earlier rules.

  On November 5, 1992, TWE filed a lawsuit seeking to overturn major provisions of the 1992 Cable Act, primarily on First Amendment grounds. On April 8, 1993, a three-judge District Court upheld the constitutionality of the "must carry" provisions of the 1992 Cable Act. TWE's appeal from this decision was heard by the U.S. Supreme Court in January 1994. On September 16, 1993, a one-judge District Court upheld the constitutionality of a majority of the other challenged provisions of the 1992 Cable Act. The Company and the federal defendants have appealed this decision to the U.S. Court of Appeals for the D.C. Circuit.

  Warner Bros.' backlog, representing the amount of future revenue not yet recorded from cash contracts for the licensing of films for pay and basic cable, network and syndicated television exhibition amounted to $724 million at December 31, 1993 compared to $674 million at December 31, 1992 (including amounts relating to HBO of $178 million at December 31, 1993 and $161 million at December 31, 1992). The backlog excludes advertising barter contracts.

  The net impact of inflation on operations has not been significant in the past three years.

                                TIME WARNER INC.
     SCHEDULE II--AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS, PROMOTERS AND EMPLOYEES OTHER THAN RELATED PARTIES
                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                               BALANCE AT                                 BALANCE AT
                            BEGINNING OF YEAR                             END OF YEAR
                          ---------------------                      ---------------------
     NAME OF DEBTOR        CURRENT   NONCURRENT ADDITIONS DEDUCTIONS  CURRENT   NONCURRENT
     --------------       ---------- ---------- --------- ---------- ---------- ----------
1993(A):
 Morris Ostin (1).......    $     -- $  950,000  $    --    $     -- $  950,000 $       --
 Ahmet Ertegun (2)......          --    970,000       --          --         --    970,000
 Seymour Stein (3)......     431,746    950,000       --          --    431,746    950,000
 Russ Thyret (4)........          --    408,093   24,965     249,058    184,000         --
 Rick Dyess (5).........      26,378    230,000       --      16,378    240,000         --
                          ---------- ---------- --------  ---------- ---------- ----------
 Total..................    $458,124 $3,508,093  $24,965    $265,436 $1,805,746 $1,920,000
                          ========== ========== ========  ========== ========== ==========
1992:
Time Warner
 Morris Ostin...........    $     -- $  950,000 $     --    $     --   $     -- $  950,000
 Ahmet Ertegun..........          --    970,000       --          --         --    970,000
 Seymour Stein..........          --  1,414,915       --      33,169    431,746    950,000
 Russ Thyret............          --    490,285  200,000     282,192         --    408,093
 David Cator............          --    125,000       --     125,000         --         --
 Ron Kovas..............     153,109         --       --     153,109         --         --
 Rick Dyess.............     128,331    250,000       --     121,953     26,378    230,000
                          ---------- ---------- --------  ---------- ---------- ----------
 Subtotal...............     281,440  4,200,200  200,000     715,423    458,124  3,508,093
                          ---------- ---------- --------  ---------- ---------- ----------
Entertainment Group
 Robert Daly............   1,000,000  1,000,000       --          --  1,000,000  1,000,000
 Terry Semel............     975,000         --       --          --    975,000         --
 Charles Schreger.......          --         --  120,000          --     30,000     90,000
                          ---------- ---------- --------  ---------- ---------- ----------
 Subtotal...............   1,975,000  1,000,000  120,000          --  2,005,000  1,090,000
                          ---------- ---------- --------  ---------- ---------- ----------
 Total..................  $2,256,440 $5,200,200 $320,000    $715,423 $2,463,124 $4,598,093
                          ========== ========== ========  ========== ========== ==========
1991:
Time Warner
 Morris Ostin...........  $       -- $  950,000 $     --  $       -- $       -- $  950,000
 Ahmet Ertegun..........          --    970,000       --          --         --    970,000
 Seymour Stein..........          --  1,950,000       --     535,085         --  1,414,915
 Russ Thyret............          --    531,085  222,000     262,800         --    490,285
 David Cator............          --    125,000       --          --         --    125,000
 Ron Kovas..............   1,314,012         --    6,109   1,167,012    153,109         --
 Rick Dyess.............          --         --  378,331          --    128,331    250,000
                          ---------- ---------- --------  ---------- ---------- ----------
 Subtotal...............   1,314,012  4,526,085  606,440   1,964,897    281,440  4,200,200
                          ---------- ---------- --------  ---------- ---------- ----------
Entertainment Group
 Robert Daly............   1,000,000  1,000,000       --          --  1,000,000  1,000,000
 Terry Semel............     975,000         --       --          --    975,000         --
                          ---------- ---------- --------  ---------- ---------- ----------
 Subtotal...............   1,975,000  1,000,000       --          --  1,975,000  1,000,000
                          ---------- ---------- --------  ---------- ---------- ----------
 Total..................  $3,289,012 $5,526,085 $606,440  $1,964,897 $2,256,440 $5,200,200
                          ========== ========== ========  ========== ========== ==========

- --------
(a) The 1993 financial statements reflect the deconsolidation of the Entertainment Group, principally TWE, effective January 1, 1993.

                                TIME WARNER INC.
     SCHEDULE II--AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS, PROMOTERS AND EMPLOYEES OTHER THAN RELATED PARTIES
                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                              NOTES TO SCHEDULE II

(1) Note pursuant to an employment agreement bearing interest at 6% per annum, payable quarterly, due December 31, 1994. Secured by a mortgage on real estate.
(2) Note pursuant to an employment agreement bearing interest at 8% per annum, payable quarterly, until end of employment term at which time principal and interest are payable in 48 monthly installments, beginning on August 1, 1996. Secured by a mortgage on real estate.
(3) Note in the amount of $950,000 bearing interest at 6% per annum payable on December 31, 1996. Note in the amount of $431,746 bearing interest at 7% per annum due on demand.
(4) Note bearing interest at 10% per annum due December 31, 1994.
(5) Non-interest bearing notes pursuant to an employment agreement due on demand.

                               TIME WARNER INC.
               SCHEDULE VIII--VALUATION AND QUALIFYING ACCOUNTS
                 YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                                         ADDITIONS
                              BALANCE AT CHARGED TO                   BALANCE
                              BEGINNING  COSTS AND                    AT END
DESCRIPTION                   OF PERIOD   EXPENSES  DEDUCTIONS       OF PERIOD
- -----------                   ---------- ---------- ----------       ---------
                                              (MILLIONS)
HISTORICAL 1993(A):
Reserves deducted from ac-
 counts receivable:
 Allowance for doubtful ac-
  counts.....................   $ 122      $  194    $  (185)(b)       $ 131
 Reserves for sales returns
  and allowances:
  Magazines and books........     336       1,265     (1,252)(c)(d)      349
  Recorded music.............     186         366       (356)(c)         196
                                -----      ------    -------           -----
   Total.....................   $ 644      $1,825    $(1,793)          $ 676
                                =====      ======    =======           =====
Reserves deducted from
 amounts due to publishers
 (accounts payable):
 Allowance for magazine and
  book returns...............   $(146)     $ (855)   $   847 (d)       $(154)
                                =====      ======    =======           =====
RESTATED 1992(A):
Reserves deducted from ac-
 counts receivable:
 Allowance for doubtful ac-
  counts.....................   $ 123      $  132    $  (133)(b)       $ 122
 Reserves for sales returns
  and allowances:
  Magazines and books........     314       1,109     (1,087)(c)(d)      336
  Recorded music.............     179         333       (326)(c)         186
                                -----      ------    -------           -----
   Total.....................   $ 616      $1,574    $(1,546)          $ 644
                                =====      ======    =======           =====
Reserves deducted from
 amounts due to publishers
 (accounts payable):
 Allowance for magazine and
  book returns...............   $(159)     $ (797)   $   810 (d)       $(146)
                                =====      ======    =======           =====
HISTORICAL 1992(A):
Reserves deducted from ac-
 counts receivable:
 Allowance for doubtful ac-
  counts.....................   $ 275      $  194    $  (181)(b)       $ 288
 Reserves for sales returns
  and allowances:
  Magazines and books........     314       1,109     (1,087)(c)(d)      336
  Recorded music and home
   video.....................     257         419       (416)(c)         260
                                -----      ------    -------           -----
   Total.....................   $ 846      $1,722    $(1,684)          $ 884
                                =====      ======    =======           =====
Reserves deducted from
 amounts due to publishers
 (accounts payable):
 Allowance for magazine and
  book returns...............   $(159)     $ (797)   $   810 (d)       $(146)
                                =====      ======    =======           =====
HISTORICAL 1991(A):
Reserves deducted from ac-
 count receivable:
 Allowance for doubtful ac-
  counts.....................   $ 256      $  215    $  (196)(b)       $ 275
 Reserves for sales returns
  and allowances:
  Magazines and books........     283       1,152     (1,121)(c)(d)      314
  Recorded music and home
   video.....................     222         366       (331)(c)         257
                                -----      ------    -------           -----
   Total.....................   $ 761      $1,733    $(1,648)          $ 846
                                =====      ======    =======           =====
Reserves deducted from
 amounts due to publishers
 (accounts payable):
 Allowance for magazine and
  book returns...............   $(146)     $ (812)   $   799 (d)       $(159)
                                =====      ======    =======           =====

- --------
(a) The 1993 financial statements reflect the deconsolidation of the Entertainment Group, principally TWE, effective January 1, 1993. The historical financial statements for periods prior to such date have not been changed; however, financial information for the year ended December 31, 1992 retroactively reflecting the deconsolidation is presented as supplementary information under the column heading "restated" to facilitate comparative analysis.
(b) Represents uncollectible receivables charged against reserve.
(c) Represents returns or allowances applied against reserve.
(d) The distribution of magazines not owned by Time Warner results in a receivable recorded at the sales price and a corresponding liability to the publisher recorded at the sales price less the distribution commission recognized by Time Warner as revenue. Therefore, it would be misleading to compare magazine revenues to the provision charged to the reserve for magazine returns that is deducted from accounts receivable without also considering the related offsetting activity in the reserve for magazine returns that is deducted from the liability due to the publishers.

                                TIME WARNER INC.
           SCHEDULE X--SUPPLEMENTARY OPERATING STATEMENT INFORMATION
                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                                             CHARGES TO COSTS AND EXPENSES
                                       -----------------------------------------
                                       HISTORICAL RESTATED HISTORICAL HISTORICAL
ITEM                                    1993(A)   1992(A)   1992(A)    1991(A)
- ----                                   ---------- -------- ---------- ----------
                                                      (MILLIONS)
Royalties.............................   $1,068    $1,033    $1,668     $1,442
                                         ======    ======    ======     ======
Advertising costs.....................   $  248    $  281    $  924     $  734
                                         ======    ======    ======     ======

- --------

(a) The 1993 financial statements reflect the deconsolidation of the Entertainment Group, principally TWE, effective January 1, 1993. The historical financial statements for periods prior to such date have not been changed; however, financial information for the year ended December 31, 1992 retroactively reflecting the deconsolidation is presented as supplementary information under the column heading "restated" to facilitate comparative analysis.

  TIME WARNER ENTERTAINMENT COMPANY, L.P. CONSOLIDATED BALANCE SHEET DECEMBER
                                31, (MILLIONS)

                                                HISTORICAL RESTATED  HISTORICAL
                                                 1993 (A)  1992 (A)   1992 (A)
                                                ---------- --------  ----------
ASSETS
CURRENT ASSETS
Cash and equivalents...........................  $ 1,338   $    47    $    36
Receivables, including $257, $166 and $166 due
 from Time Warner, less allowances of $257,
 $240 and $240.................................    1,313     1,239      1,232
Inventories....................................      980       921        921
Prepaid expenses...............................      114       135         96
                                                 -------   -------    -------
Total current assets...........................    3,745     2,342      2,285
Noncurrent inventories.........................    1,760     1,711      1,711
Investments....................................      540       626        658
Land and buildings.............................      680       627        415
Cable television equipment.....................    3,044     2,942      2,942
Furniture, fixtures and other equipment........    1,319     1,082        860
                                                 -------   -------    -------
                                                   5,043     4,651      4,217
Less accumulated depreciation..................   (1,943)   (1,712)    (1,676)
                                                 -------   -------    -------
Property, plant and equipment..................    3,100     2,939      2,541
Excess of cost over net assets acquired........    4,560     4,666      4,356
Cable television franchises....................    3,510     3,660      3,660
Other assets...................................      748       750        637
                                                 -------   -------    -------
Total assets...................................  $17,963   $16,694    $15,848
                                                 =======   =======    =======
LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES
Accounts payable...............................  $   366   $   328    $   320
Participations and programming costs...........      770       668        668
Debt due within one year.......................       24       102          7
Other current liabilities, including, in 1993,
$108 of distributions due to Time Warner.......    1,105       870        825
                                                 -------   -------    -------
Total current liabilities......................    2,265     1,968      1,820
Long-term debt.................................    7,125     7,684      7,171
Other long-term liabilities, including $439,
 $41 and $41 of distributions due to Time
 Warner........................................    1,037       605        420
General Partners' Senior Capital...............    1,536        --         --
PARTNERS' CAPITAL
Contributed capital............................    7,398     6,451      6,451
Undistributed partnership earnings (deficit)...     (393)      (14)       (14)
Note receivable from USW.......................   (1,005)       --         --
                                                 -------   -------    -------
Total partners' capital........................    6,000     6,437      6,437
                                                 -------   -------    -------
Total liabilities and partners' capital........  $17,963   $16,694    $15,848
                                                 =======   =======    =======

- --------
(a) The 1993 financial statements reflect the consolidation of Six Flags effective January 1, 1993 as a result of the 1993 Six Flags acquisition. The historical financial statements for periods prior to such date have not been changed; however, financial statements for the year ended December 31, 1992 retroactively reflecting the consolidation are presented as supplementary information under the column heading "restated" to facilitate comparative analysis (Notes 1 and 2).

See accompanying notes.

 TIME WARNER ENTERTAINMENT COMPANY, L.P. CONSOLIDATED STATEMENT OF OPERATIONS
                      YEARS ENDED DECEMBER 31, (MILLIONS)

                                      HISTORICAL RESTATED HISTORICAL HISTORICAL
                                       1993 (A)  1992 (A)  1992 (A)   1991 (A)
                                      ---------- -------- ---------- ----------
Revenues (b).........................   $7,946    $7,251    $6,761     $6,068
                                        ------    ------    ------     ------
Cost of revenues (b)(c)..............    5,679     5,274     4,837      4,343
Selling, general and administrative
(b)(c)...............................    1,384     1,141     1,129      1,013
                                        ------    ------    ------     ------
Operating expenses...................    7,063     6,415     5,966      5,356
                                        ------    ------    ------     ------
Business segment operating income....      883       836       795        712
Interest and other, net (b)..........     (551)     (563)     (525)      (520)
Corporate services (b)...............      (60)      (60)      (60)       (60)
                                        ------    ------    ------     ------
Income before income taxes...........      272       213       210        132
Income taxes.........................      (64)      (53)      (50)       (35)
                                        ------    ------    ------     ------
Income before extraordinary item.....      208       160       160         97
Extraordinary loss on retirement of
debt, net of $7 million income tax
benefit..............................      (10)       --        --         --
                                        ------    ------    ------     ------
Net income...........................   $  198    $  160    $  160     $   97
                                        ======    ======    ======     ======
- --------
(a) The 1993 financial statements reflect the consolidation of Six Flags effective January 1, 1993 as a result of the 1993 Six Flags acquisition. The historical financial statements for periods prior to such date have not been changed; however, financial statements for the year ended December 31, 1992 retroactively reflecting the consolidation are presented as supplementary information under the column heading "restated" to facilitate comparative analysis (Notes 1 and 2).

(b) Includes the following income (expenses) resulting from transactions with the partners of TWE (Note 11):

Selling, general and administrative..   $  (65)   $ (122)   $ (122)    $ (131)
Interest and other, net..............        2      (204)     (204)      (432)
Corporate services...................      (60)      (60)      (60)       (60)

In addition, includes the following income (expenses) resulting from transactions with equity affiliates of TWE or Time Warner
(Note 11):

Revenues.............................   $   67    $   41    $   41     $   40
Cost of revenues.....................      (88)      (34)      (34)       (49)
Selling, general and administrative..       27        30        30         21
Interest and other, net..............        1         5         5         11
(c) Includes depreciation and
amortization expense of:.............   $  902    $  851    $  782     $  733
                                        ======    ======    ======     ======


See accompanying notes.

 TIME WARNER ENTERTAINMENT COMPANY, L.P. CONSOLIDATED STATEMENT OF CASH FLOWS
                      YEARS ENDED DECEMBER 31, (MILLIONS)

                                       HISTORICAL RESTATED HISTORICAL HISTORICAL
                                        1993 (a)  1992 (a)  1992 (a)   1991 (a)
                                       ---------- -------- ---------- ----------
OPERATIONS
Net income...........................    $  198    $  160    $  160     $   97
Adjustments for noncash and
nonoperating items:
Depreciation and amortization........       902       851       782        733
Equity in investments................       (21)       48        53         77
Changes in operating assets and
liabilities:
 Receivables.........................         1      (272)     (272)      (202)
 Inventories.........................      (158)     (105)     (104)        42
 Accounts payable and other
 liabilities.........................       267       132       126        (40)
 Other balance sheet changes.........        82        50        36          8
                                         ------    ------    ------     ------
Cash provided by operations..........     1,271       864       781        715
                                         ------    ------    ------     ------
INVESTING ACTIVITIES
Investments and acquisitions.........      (347)     (382)     (279)      (187)
Capital expenditures.................      (613)     (423)     (402)      (370)
Investment proceeds..................       180        50        50         96
                                         ------    ------    ------     ------
Cash used by investing activities....      (780)     (755)     (631)      (461)
                                         ------    ------    ------     ------
FINANCING ACTIVITIES
Decrease in debt.....................      (659)     (791)     (837)    (1,074)
Capital contributions................     1,548     1,012     1,012        816
Capital distributions................       (33)     (183)     (183)        --
Other, principally financing costs...       (45)     (123)     (129)        --
                                         ------    ------    ------     ------
Cash provided (used) by financing           811       (85)     (137)      (258)
activities...........................
                                         ------    ------    ------     ------
INCREASE (DECREASE) IN CASH AND
EQUIVALENTS..........................    $1,302    $   24    $   13     $   (4)
                                         ======    ======    ======     ======

- --------
(a) The 1993 financial statements reflect the consolidation of Six Flags effective January 1, 1993 as a result of the 1993 Six Flags acquisition. The historical financial statements for periods prior to such date have not been changed; however, financial statements for the year ended December 31, 1992 retroactively reflecting the consolidation are presented as supplementary information under the column heading "restated" to facilitate comparative analysis (Notes 1 and 2).



See accompanying notes.

 TIME WARNER ENTERTAINMENT COMPANY, L.P. CONSOLIDATED STATEMENT OF PARTNERSHIP
                              CAPITAL (MILLIONS)

                                                PARTNERS' CAPITAL
                                   --------------------------------------------
                          GENERAL              UNDISTRIBUTED
                         PARTNERS'              PARTNERSHIP             TOTAL
                          SENIOR   CONTRIBUTED   EARNINGS      USW    PARTNERS'
                          CAPITAL    CAPITAL     (DEFICIT)    NOTE     CAPITAL
                         --------- ----------- ------------- -------  ---------
BALANCE AT DECEMBER 31,   $   --     $ 5,809       $  --     $    --   $ 5,809
1990....................
Net income..............                  97                                97
Contributions...........                 816                               816
Other...................                  (5)                               (5)
                          ------     -------       -----     -------   -------
BALANCE AT DECEMBER 31,
1991....................      --       6,717          --          --     6,717
Net income before TWE
Capitalization..........                  97                                97
Distributions...........                (259)                             (259)
Pushdown of cost to
acquire ATC minority
interest................               1,431                             1,431
Other...................                   1                                 1
TWE Capitalization:
  Contributions.........               1,000                             1,000
  Assumption of
additional debt.........              (2,545)                           (2,545)
                          ------     -------       -----     -------   -------
BALANCE AT JUNE 30,
1992....................      --       6,442          --          --     6,442
Net income after TWE
Capitalization..........                              63                    63
Contributions (a).......                  12                                12
Distributions (a).......                             (41)                  (41)
Other...................                  (3)        (36)                  (39)
                          ------     -------       -----     -------   -------
BALANCE AT DECEMBER 31,
1992....................      --       6,451         (14)         --     6,437
Net income..............                             198                   198
Admission of USW:
  Contributions.........               2,553                  (1,021)    1,532
  General Partners'
Senior Capital..........   1,501      (1,501)                           (1,501)
Distributions (a).......                 (95)       (539)                 (634)
Allocation of income....      35                     (35)                  (35)
Collections.............                                          16        16
Other...................                 (10)         (3)                  (13)
                          ------     -------       -----     -------   -------
BALANCE AT DECEMBER 31,
1993....................  $1,536     $ 7,398       $(393)    $(1,005)  $ 6,000
                          ======     =======       =====     =======   =======

- --------
(a) Distributions in 1993 and 1992 included $252 million and $24 million, respectively, of tax-related distributions, $274 million and $17 million, respectively, of stock option distributions and in 1993 $13 million of distributions to the Time Warner Service Partnerships. In addition, General Partners' Junior Capital was reduced $95 million in 1993 for the distribution of the Time Warner Service Partnership Assets. A $12 million contribution was made by the General Partners in 1992 after the TWE Capitalization pursuant to the net worth adjustment provision of the partnership agreement. (Note 6.)

See accompanying notes.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

  Time Warner Entertainment Company, L.P., a Delaware limited partnership ("TWE"), was capitalized on June 30, 1992 (the "TWE Capitalization") to own and operate substantially all of the Filmed Entertainment, Programming-HBO and Cable businesses previously owned by subsidiaries of Time Warner Inc. ("Time Warner"). At December 31, 1993, the general partners of TWE, subsidiaries of Time Warner ("General Partners"), collectively held 63.27% pro rata priority capital and residual equity partnership interests in TWE, and certain priority capital interests senior and junior to the pro rata priority capital interests, which they received for the net assets, or the rights to cash flows, they contributed to the partnership at the TWE Capitalization; and the limited partners, subsidiaries of U S WEST, Inc. ("USW"), ITOCHU Corporation ("ITOCHU") and Toshiba Corporation ("Toshiba"), held 25.51%, 5.61% and 5.61% pro rata priority capital and residual equity partnership interests, respectively. ITOCHU and Toshiba each contributed $500 million of cash at the TWE Capitalization for their limited partnership interests. USW contributed $1.532 billion of cash and a $1.021 billion 4.4% note ("USW Note") on September 15, 1993 for its limited partnership interests. Prior to the admission of USW, the General Partners held 87.5% pro rata priority capital and residual equity partnership interests, and a priority capital interest junior to the pro rata priority capital interests, and ITOCHU and Toshiba each held 6.25% pro rata priority capital and residual equity partnership interests (Note 6).

  In lieu of contributing certain assets (the "Beneficial Assets"), the General Partners assigned to TWE the net cash flow generated by such assets or agreed to pay an amount equal to the net cash flow generated by such assets. TWE has the right to receive from the General Partners, at the limited partners' option, an amount equal to the fair value of Beneficial Assets, net of associated liabilities, that have not been contributed to TWE by June 30, 1996, rather than continuing to receive the net cash flow, or an amount equal to the net cash flow, generated by the Beneficial Assets. The consolidated financial statements include the assets and liabilities of the businesses contributed by the General Partners, including the Beneficial Assets and associated liabilities, all at Time Warner's historical cost basis of accounting.

  Time Warner's $14 billion acquisition of Warner Communications Inc. ("WCI") as of December 31, 1989, and $1.3 billion acquisition of the minority interest in American Television and Communications Corporation ("ATC") on June 26, 1992 were accounted for by the purchase method of accounting. WCI subsequently contributed filmed entertainment and cable assets to TWE, and ATC subsequently contributed its cable assets. The financial statements of TWE reflect an allocable portion of Time Warner's cost to acquire WCI and the ATC minority interest in accordance with the pushdown method of accounting.

BASIS OF CONSOLIDATION AND ACCOUNTING FOR INVESTMENTS IN AFFILIATED COMPANIES

  The consolidated financial statements include the accounts of TWE and its subsidiaries. Significant intercompany accounts and transactions are eliminated. Significant accounts and transactions between TWE and its partners and affiliates are disclosed as related party transactions (Note 11).

  Investments in companies in which TWE has significant influence but less than controlling financial interest are stated at cost plus equity in the affiliates' undistributed earnings. The excess of cost over the underlying net equity of investments in affiliated companies is attributed to the underlying net assets based on their respective fair values and amortized over their respective economic lives.

  Six Flags Entertainment Corporation ("Six Flags") was consolidated effective January 1, 1993 as a result of the increase of TWE's ownership in Six Flags from 50% to 100% on September 17, 1993 (Note 2). The historical financial statements for periods prior to such date have not been changed; however, financial

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED) statements for the year ended December 31, 1992 retroactively reflecting the consolidation of Six Flags are presented as supplementary information under the column heading "restated" in order to facilitate comparative analysis. Certain other prior year amounts have been reclassified to conform to the 1993 presentation.

REVENUES AND COSTS

  Feature films are produced or acquired for initial exhibition in theaters followed by distribution in the home video, pay cable, basic cable, broadcast network and syndicated television markets. Generally, distribution to the theatrical, home video and pay cable markets (the primary markets) is completed within eighteen months of initial release. Theatrical revenues are recognized as the films are exhibited. Home video revenues, less a provision for returns, are recognized when the home videos are sold. Revenues from cable and broadcast television distribution are recognized when the films are available to telecast. Television films and series are initially produced for the networks or first-run television syndication (the primary markets) and may be subsequently licensed to foreign or other domestic television markets. Revenues from television license agreements are recognized when the films or series are available to telecast, except for barter agreements where the recognition of revenue is deferred until the related advertisements are telecast.

  Inventories of theatrical and television product are stated at the lower of amortized cost or net realizable value. Cost includes direct production and acquisition costs, production overhead and capitalized interest. A portion of the cost to acquire WCI was allocated to its theatrical and television product as of December 31, 1989, including an allocation to product that had been exhibited at least once in all markets ("Library"). Individual films and series are amortized, and the related participations and residuals are accrued, based on the proportion that current revenues from the film or series bear to an estimate of total revenues anticipated from all markets. These estimates are revised periodically and losses, if any, are provided in full. WCI acquisition cost allocated to the Library is amortized on a straight-line basis over twenty years. Current film inventories include the unamortized cost of completed feature films allocated to the primary markets, television films and series in production pursuant to a contract of sale, film rights acquired for the home video market and advances pursuant to agreements to distribute third-party films in the primary markets. Noncurrent film inventories include the unamortized cost of completed theatrical and television films allocated to the secondary markets, theatrical films in production and WCI acquisition cost allocated to the Library.

  A significant portion of cable system and cable programming revenues are derived from subscriber fees, which are recorded as revenue in the period the service is provided. The right to exhibit feature films and other programming on pay cable services during one or more availability periods ("programming costs") generally is recorded when the programming is initially available for exhibition, and is allocated to the appropriate availability periods and amortized as the programming is exhibited.

PROPERTY, PLANT AND EQUIPMENT

  Property, plant and equipment are stated at cost. Additions to cable property, plant and equipment generally include material, labor, overhead, interest and certain start-up costs incurred in developing new franchises. Depreciation is provided generally on the straight-line method over useful lives ranging up to twenty-five years for buildings and improvements and up to fifteen years for furniture, fixtures and cable television and other equipment.

INTANGIBLE ASSETS

  Intangible assets are amortized over periods up to forty years using the straight-line method. Amortization of the excess of cost over net assets acquired amounted to $132 million in 1993, $115 million

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
($124 million on a restated basis) in 1992 and $110 million in 1991, and amortization of cable television franchises amounted to $222 million, $194 million, and $171 million, respectively. Accumulated amortization of intangible assets at December 31, 1993 and 1992 amounted to $1.438 billion and $1.078 billion ($1.108 billion on a restated basis), respectively.

FOREIGN CURRENCY TRANSLATION

  The financial position and operating results of substantially all of the foreign operations of TWE are consolidated using the local currency as the functional currency. Accordingly, local currency assets and liabilities are translated at the rates of exchange on the balance sheet date, and local currency revenues and expenses are translated at average rates of exchange during the period. Resulting translation gains or losses, which have not been material, are included in partners' capital. Foreign currency transaction gains and losses, which have not been material, are included in operating results.

INCOME TAXES

  As a Delaware limited partnership, TWE is not subject to U.S. federal and state income taxation. However, certain of TWE's operations are conducted by subsidiary corporations that are subject to domestic or foreign taxation. Income taxes are provided on the income of such corporations using the liability method of accounting for income taxes prescribed by Financial Accounting Standards Board ("FASB") Statement No. 109, "Accounting for Income Taxes." The consolidated financial statements for periods prior to the TWE Capitalization include, for comparative purposes, the income and withholding tax consequences of those TWE operations subject to domestic or foreign taxation, as determined on a stand-alone basis consistent with the liability method of accounting for income taxes.

FINANCIAL INSTRUMENTS

  Foreign exchange contracts are used to reduce exchange rate exposure on future cash flows and earnings denominated in foreign currencies. Contract gains and losses are included in income. TWE is reimbursed by or reimburses Time Warner for Time Warner contract gains and losses related to TWE's exposure. At December 31, 1993, Time Warner had contracts for the sale of $226 million of foreign currencies at fixed rates related to TWE's exposure, primarily Japanese yen, German marks, Canadian dollars and French francs. The fair value of foreign exchange contracts approximates carrying value.

  TWE has used interest rate swap agreements to reduce its exposure to interest rate changes; however, there were no material amounts of contracts outstanding at December 31, 1993. The net amounts paid and received under the contracts are included in interest expense. The fair value of TWE's debt will fluctuate with changes in the credit markets, including changes in the level of interest rates. At December 31, 1993, the fair value of TWE's publicly-held long-term debt was estimated to exceed its carrying value by approximately $290 million.

  Fair value is generally determined by reference to market values resulting from trading on a national securities exchange or in an over-the-counter market.

2.INVESTMENTS

  Investments accounted for on the equity basis include Paragon Communications (50% owned), certain other cable system joint ventures (generally 50% owned), Comedy Partners (50% owned), Six Flags (50% owned until 1993 when consolidated) and E! Entertainment Corporation (50% owned until distributed in 1993). These investments were carried at cost plus undistributed equity in the affiliates' earnings of $517

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED) million at December 31, 1993 and $594 million ($562 million on a restated basis) at December 31, 1992. A summary of financial information of equity affiliates (100% basis) is set forth below:

                                               YEARS ENDED DECEMBER 31,
                                       -----------------------------------------
                                       HISTORICAL RESTATED HISTORICAL HISTORICAL
                                          1993      1992      1992       1991
                                       ---------- -------- ---------- ----------
                                                      (MILLIONS)
Revenues..............................   $  596    $  549    $1,039     $  916
Operating income......................      115        65       116         70
Net income (loss).....................       80        13         6        (80)
Current assets........................       72       125       182        100
Total assets..........................    1,054     1,033     1,896      1,983
Current liabilities...................      163       181       328        221
Long-term debt........................      613       632     1,147      1,107
Total liabilities.....................      794       869     1,670      1,470

  In September 1993, TWE provided Six Flags with $136 million to repurchase the 50% common stock interest held by other stockholders and preferred stock of certain subsidiaries. TWE also provided $414 million to finance the repurchase or retirement of all indebtedness of Six Flags and its subsidiaries, except for the zero coupon notes due 1999. As a result, TWE has consolidated Six Flags effective January 1, 1993.

  Certain investments included in the balance sheet at December 31, 1992 were among the Time Warner Service Partnership Assets distributed to the General Partners in 1993 (Note 6), including common and common equivalent stock of QVC Inc., which was carried at a cost of $28 million and had a market value of $142 million at December 31, 1992, and common and common equivalent stock of E! Entertainment Corporation, an equity affiliate. The remainder of TWE's investments, none of which are individually significant, were carried at cost.

3.INVENTORIES

  TWE's inventories consist of:

                                                       DECEMBER 31,
                                           -------------------------------------
                                                  1993               1992
                                           ------------------ ------------------
                                           CURRENT NONCURRENT CURRENT NONCURRENT
                                           ------- ---------- ------- ----------
                                                        (MILLIONS)
Film costs:
 Released, less amortization..............  $604     $  318    $503     $  284
 Completed and not released...............   140         23     169         26
 In process and other.....................     7        340      27        258
 Library, less amortization...............    --        821      --        879
Programming costs, less amortization......   147        258     193        264
Other.....................................    82         --      29         --
                                            ----     ------    ----     ------
Total.....................................  $980     $1,760    $921     $1,711
                                            ====     ======    ====     ======

  Excluding the Library, the unamortized cost of completed films at December 31, 1993 amounted to $1.085 billion, more than 90% of which is expected to be amortized within three years after release. Excluding the effects of accounting for the acquisition of WCI, the total cost incurred in the production of theatrical and television films amounted to $1.784 billion in 1993, $1.652 billion in 1992 and $1.476 billion in 1991; and the total cost amortized amounted to $1.619 billion, $1.535 billion and $1.494 billion, respectively.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
4.  LONG-TERM DEBT

  Long-term debt consists of:

                                                          DECEMBER 31,
                                                 ------------------------------
                                                 HISTORICAL RESTATED HISTORICAL
                                                    1993      1992      1992
                                                 ---------- -------- ----------
                                                           (MILLIONS)
TWE credit agreement, weighted average interest
 rates of 4.2% and 4.5%.........................   $2,425    $5,507    $5,507
TWE commercial paper, weighted average interest
 rates of 3.8% and 4.3%.........................      772       447       447
Six Flags 9.25% zero coupon notes due December
 15, 1999.......................................      112       102        --
TWE 9 5/8% notes due May 1, 2002................      600       600       600
TWE 7 1/4% debentures due September 1, 2008.....      599        --        --
TWE 10.15% notes due May 1, 2012................      250       250       250
TWE 8 7/8% notes due October 1, 2012............      347       347       347
TWE 8 3/8% debentures due March 15, 2023........      990        --        --
TWE 8 3/8% debentures due July 15, 2033.........      994        --        --
Six Flags credit agreement, weighted average
 interest rate of 5.9%, and 11.75% notes........       --       411        --
Other...........................................       36        20        20
                                                   ------    ------    ------
Total...........................................   $7,125    $7,684    $7,171
                                                   ======    ======    ======

  Each General Partner has guaranteed a pro rata portion of substantially all of TWE's debt and accrued interest thereon based on the relative fair value of the net assets each General Partner contributed to TWE (the "General Partner Guarantees"). Such indebtedness is recourse to each General Partner only to the extent of its guarantee. The indenture pursuant to which TWE's notes and debentures have been issued (the "Indenture") requires the unanimous consent of the holders of the notes and debentures to terminate the General Partner Guarantees prior to June 30, 1997, and the consent of a majority of such holders to effect a termination thereafter. There are no restrictions on the ability of the General Partner guarantors to transfer material assets, other than TWE assets, to parties who are not guarantors.

  As of December 31, 1993, the TWE credit agreement provided for up to $5.2 billion of borrowings and consisted of a $4.2 billion revolving credit facility with available credit reducing at June 30, 1995 and thereafter by $200 million per quarter through June 30, 1996, by $125 million per quarter from September 30, 1996 through September 30, 1999, and by $1.575 billion at final maturity on December 31, 1999; and a $986 million term loan with repayments of $66 million on June 30, 1995, $98 million per quarter beginning September 30, 1995 through March 31, 1996, $27 million per quarter beginning June 30, 1996 through June 30, 1999, $20 million on September 30, 1999 and a final repayment of $255 million on December 31, 1999. Unused credit is available for general business purposes and to support commercial paper borrowings. Outstanding borrowings under the credit agreement generally bear interest at LIBOR plus 7/8% per annum. The credit agreement contains covenants relating to, among other things, additional indebtedness; liens on assets; acquisitions and investments; cash flow coverage and leverage ratios; and loans, advances, distributions or other cash payments or transfers of assets to its partners or their affiliates. TWE is permitted under the credit agreement to loan Time Warner up to $1.1 billion, increasing to up to $1.5 billion at July 1, 1995 (Note 6).

  In connection with and immediately prior to the TWE Capitalization, indebtedness under the Time Warner and ATC credit agreements was assigned to and assumed by the General Partners. Immediately

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED) thereafter and concurrently with the TWE Capitalization, such indebtedness was assigned to and assumed by TWE. Proceeds from a $5.9 billion initial borrowing under the TWE credit agreement, $1 billion of capital contributed to the partnership by ITOCHU and Toshiba and $250 million of other loan proceeds were used, directly or indirectly, to repay and terminate the credit agreements of Time Warner and ATC and to pay certain transaction costs. In addition, $850 million of 9 5/8% and 10.15% long-term notes issued by Time Warner in April 1992 were assigned to and assumed by TWE.

  An after-tax cost of $10 million was incurred by Six Flags in 1993 in connection with the retirement of its debt (Note 2). The Six Flags zero coupon senior notes due 1999 are guaranteed by TWE.

  Interest expense was $573 million in 1993, $436 million ($486 million on a restated basis) in 1992 and $479 million in 1991. Interest expense for all periods prior to the TWE Capitalization includes interest expense related to Time Warner's credit and interest rate swap agreements on a pushdown basis and interest expense on $875 million of loans due to WCI, which were repaid at the TWE Capitalization.

  Annual repayments of long-term debt for the five years subsequent to December 31, 1993 are: 1994-$0 million; 1995-$262 million; 1996-$179 million; 1997-$108 million and 1998-$372 million.

5.  INCOME TAXES

  Domestic and foreign pretax income are as follows:

                                               YEARS ENDED DECEMBER 31,
                                       -----------------------------------------
                                       HISTORICAL RESTATED HISTORICAL HISTORICAL
                                          1993      1992      1992       1991
                                       ---------- -------- ---------- ----------
                                                      (MILLIONS)
Domestic pretax income................    $271      $168      $165       $124
Foreign pretax income.................       1        45        45          8
                                          ----      ----      ----       ----
Total pretax income...................    $272      $213      $210       $132
                                          ====      ====      ====       ====

  As a partnership, TWE is not subject to U.S. federal, state or local income taxation (Note 1). Income taxes (benefits) of TWE and subsidiary corporations are as set forth below:

                                               YEARS ENDED DECEMBER 31,
                                       -----------------------------------------
                                       HISTORICAL RESTATED HISTORICAL HISTORICAL
                                          1993      1992      1992       1991
                                       ---------- -------- ---------- ----------
                                                      (MILLIONS)
Federal:
  Current (/1/) ......................    $ 10      $--       $--        $--
  Deferred............................     (12)       3        --         --
Foreign:
  Current (/2/) ......................      68       42        42         29
  Deferred............................      (4)       8         8          6
State and local:
  Current.............................      20       --        --         --
  Deferred............................     (18)      --        --         --
                                          ----      ---       ---        ---
Total income taxes....................    $ 64      $53       $50        $35
                                          ====      ===       ===        ===

- --------
(1) Includes utilization of $75 million of Six Flags tax carryforwards in 1993.
(2) Includes foreign withholding taxes of $59 million in 1993, $34 million in 1992 and $19 million 1991.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)
  The financial statement basis of TWE's assets exceeds the corresponding tax basis by $10 billion at December 31, 1993, principally as a result of differences in accounting for depreciable and amortizable assets for financial statement and income tax purposes. At December 31, 1993, Six Flags had $100 million of net operating loss carryforwards that expire from 2004 to 2007, which are subject to limitations.

6.  TWE PARTNERS' CAPITAL

  The TWE partnership agreement provides for special allocations of income, loss and distributions of partnership capital, including priority distributions in the event of liquidation. Pursuant to the partnership agreement as amended for the admission of USW on September 15, 1993, and assuming that no additional partnership interests are issued to new partners, the relative priority of initial partnership capital amounts and of partnership income and loss related thereto is as follows, from most to least senior: (1) partnership income, to the extent earned, allocated to the partners so that the economic burden of the income tax consequences of partnership operations is borne as though the partnership was taxed as a corporation, reduced by prior distributions and allocations of partnership agreement losses ("special tax allocations"), (2) a senior capital interest in the initial capital amount of $1.4 billion, plus allocations of partnership income, to the extent earned, of up to 8% per annum, compounded quarterly, of the initial capital amount, reduced by prior distributions and allocations of partnership losses, allocated to the General Partners ("General Partners' Senior Capital"), (3) pro rata priority capital interests in the initial capital amounts of $3.5 billion allocated to the General Partners, $1.4 billion allocated to USW and $313 million allocated to each of ITOCHU and Toshiba, plus allocations of partnership income, to the extent earned, of up to 13% per annum (11% to the extent concurrently distributed), compounded quarterly, of the initial capital amounts, reduced by prior distributions and allocations of partnership losses, allocated to all the partners according to their residual equity partnership interests, (4) a junior capital interest in the initial capital amount of $2.7 billion, plus allocations of partnership income, to the extent earned, of up to 13.25% per annum (11.25% to the extent concurrently distributed), compounded quarterly, of the initial capital amount, reduced by prior distributions and allocations of partnership losses, allocated to the General Partners ("General Partners' Junior Capital") and (5) residual equity capital, plus allocations of partnership income, to the extent earned, reduced by prior distributions and allocations of partnership losses, allocated to all partners according to their residual partnership interests. To the extent partnership income is insufficient to satisfy all special allocations in a particular accounting period, the unearned portion is carried over until satisfied out of future partnership income.

  Partnership losses are allocated first to eliminate prior allocations of partnership income to, and then to reduce the initial capital amounts of, the residual equity, General Partners' Junior Capital and pro rata priority capital interests, in that order, then to reduce General Partners' Senior Capital, including partnership income allocated thereto, and finally to reduce special tax allocations. Partnership income first earned following a period of partnership losses will be allocated in reverse order so as to eliminate prior allocations of loss. For the purpose of the foregoing allocations, partnership income or loss is based on the fair value of the assets contributed to the partnership, and differs from net income of TWE, which is based on the historical cost of the contributed assets. General Partners' Senior Capital is required to be distributed no later than in three annual installments beginning July 1, 1997; earlier distributions may be made under certain circumstances ("Senior Capital Distributions"). General Partners' Junior Capital is subject to retroactive adjustment, based on TWE's operating performance over five-and ten-year periods, so as to result in an additional initial capital amount of up to $4 billion, plus allocations of partnership income, to the extent earned, of up to 13% per annum (11% per annum to the extent concurrently distributed), compounded quarterly, reduced by prior distributions and allocations of partnership losses.

  USW has an option to increase its pro rata priority capital and residual equity interests to as much as 31.84%, depending on cable operating performance. The option is exercisable between January 1, 1999 and on or about May 31, 2005 at a maximum exercise price ranging from $1.25 billion to $1.8 billion, depending

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED) on the year of exercise. USW or TWE may elect that the exercise price be paid with partnership interests rather than cash. Prior to the exercise of the USW option, each of ITOCHU and Toshiba has the right to maintain its original 6.25% pro rata priority capital and residual equity interests by acquiring additional partnership interests at fair market value; thereafter, each would have the right to maintain the percentage of the pro rata priority capital and residual equity interests it held immediately prior to USW's exercise.

  Distributions and loans to the partners are subject to partnership and credit agreement limitations. Generally, TWE must be in compliance with the cash flow coverage and leverage ratios, restricted payment limitations and other credit agreement covenants in order to make such distributions or loans.

  Certain assets of TWE (the "Time Warner Service Partnership Assets") were distributed to the General Partners prior to the admission of USW in order to ensure compliance with the Modification of Final Judgment entered on August 24, 1982 by the United States District Court for the District of Columbia applicable to USW and its affiliated companies, which may include TWE. The distribution was recorded based on the $95 million historical cost of the Time Warner Service Partnership Assets. For purposes of the partnership agreement, the initial capital amount of General Partners' Junior Capital of $3 billion was reduced by approximately $300 million to give effect to such distributions. The General Partners contributed the Time Warner Service Partnership Assets to newly formed partnerships (the "Time Warner Service Partnerships") in which the General Partners and subsidiaries of ITOCHU and Toshiba are the partners. The Time Warner Service Partnerships have entered into service agreements that make certain Time Warner Service Partnership Assets and related services available to TWE (Note 11). TWE is required to make quarterly distributions of $12.5 million with respect to General Partners' Junior Capital through September 30, 1998 ("TWSP Distributions"). The General Partners are required to contribute such amounts to the Time Warner Service Partnerships.

  TWE reimburses Time Warner for the amount by which the market price on the exercise date of Time Warner common stock options or options to purchase Time Warner redeemable reset notes due 2002 granted to employees of TWE exceeds the exercise price or, with respect to options granted prior to the TWE Capitalization, the greater of the exercise price or the market price of such securities at the TWE Capitalization ("Stock Option Distributions"). TWE paid $20 million of Stock Option Distributions in 1993 for exercised options and had a liability of $271 million and $17 million at December 31, 1993 and 1992, respectively, for future Stock Option Distributions based on the unexercised options and the market prices at such dates of $44.25 and $29.25, respectively, per Time Warner common share and $908.75 and $807.50, respectively, per $1,000 principal amount of Time Warner redeemable reset note.

  Cash distributions are required to be made to the partners to permit them to pay income taxes at statutory rates based on their allocable taxable income from TWE ("Tax Distributions"), including any taxable income generated by the Beneficial Assets, subject to limitations referred to herein. The aggregate amount of such Tax Distributions is computed generally by reference to the taxes that TWE would have been required to pay if it were a corporation. Tax Distributions in the amount of $276 million and $24 million were payable to the General Partners at December 31, 1993 and 1992, respectively.

  Other than the Stock Option Distributions and TWSP Distributions, under the most restrictive limitations, no other cash distributions to partners are permitted prior to July 1, 1994, at which time the payment of a Tax Distribution, limited in amount, is permitted. Accordingly, a $108 million Tax Distribution is classified as a current liability at December 31, 1993. Additional Tax Distributions are permitted beginning July 1, 1995.

  In addition to Stock Option Distributions, Tax Distributions, Senior Capital Distributions and TWSP Distributions, quarterly cash distributions may be made to the partners to the extent of excess cash, as defined ("Excess Cash Distribution"). Assuming that no additional partnership interests are issued to new partners and that certain cash distribution thresholds are met, cash distributions other than Stock Option

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED) Distributions, Tax Distributions, Senior Capital Distributions and TWSP distributions will in the aggregate be made 63.27% to the General Partners and 36.73% to the limited partners prior to June 30, 1998; thereafter, the General Partners also will be entitled to additional distributions of General Partners' Junior Capital. If aggregate distributions made to the limited partners, generally from all sources, have not reached approximately $800 million by June 30, 1997, cash distributions to the General Partners with respect to the General Partners' pro rata priority and residual equity capital, other than Stock Option Distributions and Tax Distributions, will be deferred until such threshold is met. Similarly, if such aggregate distributions to the limited partners have not reached approximately $1.6 billion by June 30, 1998, cash distributions with respect to General Partners' Junior Capital, other than TWSP Distributions, will be deferred until such threshold is met. If any such deferral occurs, a portion of the corresponding partnership income allocations with respect to such deferred amounts will be made at a rate higher than otherwise would have been the case. If a division of TWE or a substantial portion thereof is sold, the net proceeds of such sale, less expenses and proceeds used to repay outstanding debt, will be required to be distributed with respect to the partners' partnership interests. Similar distributions are required to be made in the event of a financing or refinancing of debt. Subject to any limitations on the incurrence of additional debt contained in the TWE partnership and credit agreements, and the Indenture, TWE may borrow funds to make distributions.

7. STOCK OPTION PLANS

  Options to purchase Time Warner common stock under various stock option plans have been granted to employees of TWE, generally at fair market value at the date of grant. Generally, the options are exercisable over a three-year vesting period and expire ten years from the date of grant. A summary of stock option activity with respect to employees of TWE is as follows:

                                              THOUSANDS OF SHARES
                                                OF TIME WARNER    EXERCISE PRICE
                                                 COMMON STOCK       PER SHARE
                                              ------------------- --------------
   Balance at December 31, 1992..............       22,563            $ 8-36
   Granted...................................        6,371             32-45
   Exercised.................................       (1,903)             8-36
   Cancelled.................................         (151)            23-36
                                                    ------
   Balance at December 31, 1993..............       26,880            $ 8-45
                                                    ======
   Exercisable at December 31, 1993..........       18,534
                                                    ======

  TWE reimburses Time Warner for the use of Time Warner stock options on the basis described in Note 6. There were 129,000 options exercised by employees of TWE in 1992 at prices ranging from $8-$24 per share.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

8. BENEFIT PLANS

  TWE and its divisions have defined benefit pension plans covering substantially all domestic employees. Pension benefits are based on formulas that reflect the employees' years of service and compensation levels during their employment period. Qualifying plans are funded in accordance with government pension and income tax regulations. Plan assets are invested in equity and fixed income securities.

  Pension expense included the following:

                                             YEARS ENDED DECEMBER 31,
                                    -------------------------------------------
                                    HISTORICAL  RESTATED  HISTORICAL HISTORICAL
                                       1993       1992       1992       1991
                                    ---------- ---------- ---------- ----------
                                                    (MILLIONS)
Service cost.......................    $ 21       $ 15       $ 13       $ 11
Interest cost......................      19         14         12          9
Actual return on plan assets.......     (21)       (12)       (10)       (27)
Net amortization and deferral......       5         (4)        (4)        16
                                       ----       ----       ----       ----
Total..............................    $ 24       $ 13       $ 11       $  9
                                       ====       ====       ====       ====

  The status of funded pension plans is as follows:

                                                         DECEMBER 31,
                                               --------------------------------
                                               HISTORICAL  RESTATED  HISTORICAL
                                                  1993       1992       1992
                                               ---------- ---------- ----------
                                                          (MILLIONS)
Accumulated benefit obligation (92% vested)...    $189       $139       $118
Effect of future salary increases.............      94         68         55
                                                  ----       ----       ----
Projected benefit obligation..................     283        207        173
Plan assets at fair value.....................     221        178        148
                                                  ----       ----       ----
Projected benefit obligation in excess of plan
assets........................................     (62)       (29)       (25)
Unamortized actuarial losses..................      53         --         --
Unamortized plan changes......................       9         26         26
Other.........................................      (7)        (4)        (5)
                                                  ----       ----       ----
Accrued pension liability.....................    $ (7)      $ (7)      $ (4)
                                                  ====       ====       ====

  The following assumptions were used in accounting for pension plans:

                                                  1993       1992       1991
                                                 ------     ------     ------
Weighted average discount rate................    7.5%       8.5%       8.5%
Return on plan assets.........................      9%        10%        10%
Rate of increase in compensation levels.......      6%         6%         6%

  Certain domestic employees of TWE participate in defined contribution multiemployer pension plans as to which the expense amounted to $19 million in 1993, $20 million in 1992 and $21 million in 1991. Employees in foreign countries participate to varying degrees in local pension plans, which in the aggregate are not significant.

  Certain domestic employees also participate in Time Warner's 401(k) savings plans and profit sharing plans as to which the expense amounted to $20 million in 1993, $16 million in 1992 and $18 million in 1991. Contributions to the 401(k) plans are based upon a percentage of the employees' elected contributions.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
9. SEGMENT INFORMATION

  Information as to the operations of TWE in different business segments is as set forth below:

                                               YEARS ENDED DECEMBER 31,
                                       -----------------------------------------
                                       HISTORICAL RESTATED HISTORICAL HISTORICAL
                                          1993      1992      1992       1991
                                       ---------- -------- ---------- ----------
                                                      (MILLIONS)
REVENUES (/1/)
Filmed Entertainment..................   $4,557    $3,945    $3,455     $3,065
Programming--HBO......................    1,435     1,444     1,444      1,366
Cable.................................    2,205     2,091     2,091      1,935
Intersegment elimination..............     (251)     (229)     (229)      (298)
                                         ------    ------    ------     ------
Total.................................   $7,946    $7,251    $6,761     $6,068
                                         ======    ======    ======     ======
- --------
(/1/) Includes export revenues of:....   $1,650    $1,379    $1,379     $1,133
                                         ======    ======    ======     ======
OPERATING INCOME
Filmed Entertainment..................   $  263    $  235    $  194     $  195
Programming--HBO......................      213       201       201        183
Cable.................................      407       400       400        334
                                         ------    ------    ------     ------
Total.................................   $  883    $  836    $  795     $  712
                                         ======    ======    ======     ======
DEPRECIATION AND AMORTIZATION (/1/)
Filmed Entertainment..................   $  258    $  260    $  191     $  183
Programming--HBO......................       17        14        14         12
Cable.................................      627       577       577        538
                                         ------    ------    ------     ------
Total.................................   $  902    $  851    $  782     $  733
                                         ======    ======    ======     ======

- --------
(1) Depreciation and amortization includes amortization relating to the acquisitions of WCI in 1989 and the ATC minority interest in 1992 and to other business combinations accounted for by the purchase method.

                                                     DECEMBER 31,
                                       -----------------------------------------
                                       HISTORICAL RESTATED HISTORICAL HISTORICAL
                                          1993      1992      1992       1991
                                       ---------- -------- ---------- ----------
ASSETS                                                (MILLIONS)
Filmed Entertainment..................  $ 7,525   $ 7,346   $ 6,468    $ 6,367
Programming--HBO......................      855       936       936        878
Cable.................................    8,041     8,142     8,142      6,926
Corporate(/1/)........................    1,542       270       302         59
                                        -------   -------   -------    -------
Total.................................  $17,963   $16,694   $15,848    $14,230
                                        =======   =======   =======    =======

- --------
(1)Consists principally of cash, cash equivalents and other investments.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED) Information as to the capital expenditures of TWE is as follows:

                                               YEARS ENDED DECEMBER 31,
                                       -----------------------------------------
                                       HISTORICAL RESTATED HISTORICAL HISTORICAL
                                          1993      1992      1992       1991
                                       ---------- -------- ---------- ----------
                                                      (MILLIONS)
CAPITAL EXPENDITURES
Filmed Entertainment..................    $244      $122      $101       $ 69
Programming--HBO......................      17        28        28         10
Cable.................................     352       273       273        291
                                          ----      ----      ----       ----
Total.................................    $613      $423      $402       $370
                                          ====      ====      ====       ====

  Substantially all operations outside of the United States support the export of domestic products. Approximately 60% of export revenues are from sales to European customers.

10. COMMITMENTS AND CONTINGENCIES

  Total rent expense amounted to $119 million in 1993, $99 million ($107 million on a restated basis) in 1992 and $83 million in 1991. The minimum rental commitments under noncancellable long-term operating leases are: 1994-- $100 million; 1995--$97 million; 1996--$90 million; 1997--$76 million; 1998--
$71 million and after 1998--$453 million.

  Minimum commitments and guarantees under certain programming, licensing, franchise and other agreements at December 31, 1993 aggregated approximately $3 billion, which are payable principally over a five-year period.

  Pending legal proceedings are substantially limited to litigation incidental to the businesses of TWE. In the opinion of counsel and management, the ultimate resolution of these matters will not have a material effect on the consolidated financial statements.

11. RELATED PARTY TRANSACTIONS

  In the normal course of conducting their businesses, TWE units have had various transactions with Time Warner units, generally on terms resulting from a negotiation among the affected parties that in management's view results in reasonable allocations. Employees of TWE participate in various Time Warner medical, stock option (Note 7) and other benefit plans (Note 8) for which TWE is charged its allocable share of plan expenses, including administrative costs. Time Warner's corporate group provides various other services to TWE. The Music division of WCI provides home videocassette distribution services to certain TWE operations, and certain TWE units have placed advertising in magazines published by Time Warner's Publishing division.

  TWE is required to pay a $130 million advisory fee to USW over a five-year period ending September 15, 1997 for USW's expertise in telecommunications, telephony and information technology, and its participation in the management and upgrade of the cable systems to Full Service Network(TM) capacity.

  Time Warner provides TWE with certain corporate support services for which Time Warner is paid $60 million per year, subject to adjustment for inflation beginning in 1995. The corporate services agreement runs through June 30, 1997, and may be extended by agreement of both parties. Management believes that the corporate services fee is representative of the cost of corporate services that would be necessary for the stand-alone operations of TWE.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

  TWE has entered into service agreements with the Time Warner Service Partnerships for program signal delivery and transmission services, and TWE provides billing, collection and marketing services to the Time Warner Service Partnerships. TWE also has distribution and merchandising agreements with Time Warner Entertainment Japan Inc., a company owned by partners of TWE to conduct TWE's businesses in Japan.

  In addition to transactions with its partners, TWE has had transactions with Paragon Communications, L.P., Comedy Partners, L.P. and its other equity affiliates, and with Turner Broadcasting System, Inc., The Columbia House Company partnerships, Cinamerica Theatres, L.P. and other equity affiliates of Time Warner, generally with respect to sales of product in the ordinary course of business.

  Long-term debt and interest expense prior to the TWE Capitalization include the effects of the pushdown of a portion of the Time Warner credit agreement debt that was related to the WCI acquisition, based on the proportion that the fair value of the WCI contributed businesses acquired bore to the fair value of all of the WCI net assets acquired. Interest expense prior to the TWE Capitalization also reflects interest on $875 million of loans due to WCI, which were repaid at the TWE Capitalization, at a rate approximating the rate applicable to borrowings under the Time Warner credit agreement.

12. SUPPLEMENTAL INFORMATION

  Supplemental information with respect to cash flows is as follows:

                                              YEARS ENDED DECEMBER 31,
                                      -----------------------------------------
                                      HISTORICAL RESTATED HISTORICAL HISTORICAL
                                         1993      1992      1992       1991
                                      ---------- -------- ---------- ----------
                                                     (MILLIONS)

Cash payments made for interest......   $  450    $  418    $  391     $  477
Cash payments made for income taxes..       74        41        41         27
Income tax refunds received..........        4         2         2          7
Borrowings...........................    3,075     6,856     6,677         --
Repayments...........................    3,734     7,647     7,514      1,074
Noncash assumption of debt...........       --     2,545     2,545         --
Noncash pushdown of cost to acquire
 ATC minority interest...............       --     1,431     1,431         --
Noncash capital contributions
(distributions), net.................      384      (117)     (117)        --

  The noncash effects of the consolidation of Six Flags are reflected in the difference between the historical and restated balance sheet amounts at December 31, 1992. The noncash effect of the acquisition of the ATC minority interest was to increase investments--$156 million; cable television franchises--$865 million; excess of cost over net assets acquired--$410 million; and partners' capital--$1.431 billion. A noncash effect of the TWE Capitalization was the assumption by TWE of $2.545 billion of Time Warner debt in excess of the amount reflected as a liability prior to the TWE Capitalization. Cash equivalents consist of commercial paper and other investments that are readily convertible into cash, and have original maturities of three months or less.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED) Other current liabilities consist of:

                                                       DECEMBER 31,
                                              ------------------------------
                                              HISTORICAL RESTATED HISTORICAL
                                                 1993      1992      1992
                                              ---------- -------- ----------
                                                          (MILLIONS)
Accrued expenses.............................   $  767     $625      $586
Accrued compensation.........................      101       81        76
Deferred revenues............................      129      164       163
Tax Distributions due to General Partners....      108       --        --
                                                ------     ----      ----
Total........................................   $1,105     $870      $825
                                                ======     ====      ====

                         REPORT OF INDEPENDENT AUDITORS

TO THE PARTNERS OF TIME WARNER ENTERTAINMENT COMPANY, L.P.

We have audited the accompanying consolidated balance sheet of Time Warner Entertainment Company, L.P. ("TWE") as of December 31, 1993 and 1992, and the related consolidated statements of operations, cash flows and partnership capital for each of the three years in the period ended December 31, 1993. Our audits also included the financial statement schedules listed in the Index at
Item 14(a). These financial statements and schedules are the responsibility of TWE's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TWE at December 31, 1993 and 1992, and the consolidated results of its operations and cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                          ERNST & YOUNG

New York, New York
February 4, 1994

     TIME WARNER ENTERTAINMENT COMPANY, L.P. SELECTED FINANCIAL INFORMATION

  The selected financial information for each of the five years in the period ended December 31, 1993 set forth below has been derived from and should be read in conjunction with the consolidated financial statements and other financial information presented elsewhere herein. Capitalized terms are as defined and described in such consolidated financial statements, or elsewhere herein. The selected historical financial information for 1993 gives effect to the consolidation of Six Flags effective as of January 1, 1993, as a result of the 1993 Six Flags acquisition. The selected historical financial information for periods prior to such date has not been changed; however, selected financial information for 1992 retroactively reflecting the consolidation is presented as supplementary information under the column heading "restated" to facilitate comparative analysis.

  The selected historical financial information for 1993 gives effect to the USW Transaction as of September 15, 1993 and the 1993 TWE Refinancings, and for 1992 gives effect to the TWE Capitalization and Refinancing as of the dates such transactions were consummated and the ATC Merger as of June 30, 1992, using the purchase method of accounting and reflected in the consolidated financial statements of TWE under the pushdown method of accounting. The selected historical financial information for 1989 gives effect to the purchase by Time Warner of 59.3% of the WCI contributed businesses (as part of Time Warner's acquisition of 59.3% of WCI) as of July 31, 1989, and to the purchase by Time Warner of the 40.7% minority interest in the WCI contributed businesses (as part of Time Warner's acquisition on January 10, 1990 of the remaining capital stock of WCI) as of December 31, 1989, using the purchase method of accounting for business combinations and reflected in the consolidated financial statements of TWE under the pushdown method of accounting.

                                        YEARS ENDED DECEMBER 31,
                           ----------------------------------------------------
                                                         HISTORICAL
                           HISTORICAL RESTATED --------------------------------
                              1993      1992    1992    1991    1990     1989
                           ---------- -------- ------- ------- -------  -------
                                               (MILLIONS)
SELECTED OPERATING
STATEMENT INFORMATION
Revenues.................   $ 7,946   $ 7,251  $ 6,761 $ 6,068 $ 5,671  $ 3,577
Depreciation and
amortization.............       902       851      782     733     775      360
Business segment
operating income.........       883       836      795     712     549      493
Interest and other, net..       551       563      525     520     648      569
Income (loss) before
     extraordinary item..       208       160      160      97    (180)    (119)
Net income (loss)........       198       160      160      97    (180)    (119)
                                              DECEMBER 31,
                           ----------------------------------------------------
                                                         HISTORICAL
                           HISTORICAL RESTATED --------------------------------
                              1993      1992    1992    1991    1990     1989
                           ---------- -------- ------- ------- -------  -------
                                               (MILLIONS)
SELECTED BALANCE SHEET
INFORMATION
Total assets.............   $17,963   $16,694  $15,848 $14,230 $14,415  $14,499
Debt due within one year.        24       102        7     878       7       14
Long-term debt...........     7,125     7,684    7,171   4,571   6,516    6,606
General Partners' Senior
Capital..................     1,536        --       --      --      --       --
Partners' capital........     6,000     6,437    6,437   6,717   5,809    5,961

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                               OPERATING
                                                               INCOME OF   NET
                                                                BUSINESS  INCOME
QUARTER                                               REVENUES  SEGMENTS  (LOSS)
- -------                                               -------- ---------- ------
                                                               (MILLIONS)
1993 HISTORICAL(A)
1st..................................................  $1,757     $208     $ 93
2nd (b)..............................................   1,865      235       40
3rd (b)..............................................   2,174      279       76
4th..................................................   2,150      161      (11)
Year (b).............................................   7,946      883      198
1992 RESTATED(A)
1st..................................................  $1,601     $192     $ 54
2nd..................................................   1,759      225       43
3rd..................................................   2,003      242       49
4th..................................................   1,888      177       14
Year.................................................   7,251      836      160
1992 HISTORICAL(A)
1st..................................................  $1,581     $195     $ 54
2nd..................................................   1,594      213       43
3rd..................................................   1,736      210       49
4th..................................................   1,850      177       14
Year.................................................   6,761      795      160

- --------
(a) The 1993 financial statements reflect the consolidation of Six Flags effective January 1, 1993 as a result of the 1993 Six Flags acquisition. The historical financial statements for periods prior to such date have not been changed; however, financial statements for the year ended December 31, 1992 retroactively reflecting the consolidation are presented as supplementary information under the heading "restated" to facilitate comparative analysis.

(b) Net income for each of the second and third quarters of 1993 includes an extraordinary loss on the retirement of debt of $2 million and $8 million, respectively.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
TRANSACTIONS AFFECTING COMPARABILITY OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

  The following transactions that occurred in 1993 and 1992 have affected the comparability of the financial statements of TWE (collectively, the "TWE Transactions"):

  . The 1993 Six Flags Acquisition and Refinancing: The increase in TWE's ownership of Six Flags from 50% to 100% on September 17, 1993 and the retirement of outstanding debt and preferred stock of Six Flags and its subsidiaries, using Six Flags cash flow and $550 million of funds provided by TWE, which resulted in the consolidation of Six Flags effective as of January 1, 1993. The historical financial information prior to 1993 has not been changed; however, financial statements retroactively reflecting the consolidation of Six Flags for 1992 also have been presented as supplementary information under the column heading "restated" in order to facilitate comparative analysis.

  . The USW Transaction: The admission of a subsidiary of USW as an additional limited partner of TWE on September 15, 1993 for a capital contribution of $2.553 billion, consisting of $1.532 billion in cash and the $1.021 billion USW Note, in exchange for 25.51% pro rata priority capital and residual equity interests.

  . The 1993 TWE Refinancings: The issuance of $2.6 billion of TWE debentures in 1993 to reduce indebtedness under the TWE credit agreement.

  . The TWE Capitalization and Refinancing: The initial capitalization of TWE on June 30, 1992 and associated refinancings, including the repayment of the Time Warner and ATC credit agreements with $5.9 billion borrowed under a new TWE credit agreement and $1 billion of capital contributions; and the issuance of $1.2 billion of senior notes to reduce bank debt.

  . The ATC Merger: Time Warner's acquisition of the ATC minority interest on June 26, 1992, in exchange for Time Warner notes then valued at $1.3 billion.

  . The 1992 Six Flags Recapitalization: The issuance of $192 million aggregate principal amount of zero coupon notes by Six Flags in December 1992 to redeem or repurchase shares of common stock of Six Flags and its principal subsidiary.

  The impact of these transactions on the financial statements of TWE is reflected on a pro forma basis in the discussion and analysis set forth below.

RESULTS OF OPERATIONS

1993 VS. 1992

  TWE had 1993 revenues of $7.946 billion, income of $208 million before an extraordinary loss of $10 million on the retirement of debt and net income of $198 million, compared to 1992 revenues of $6.761 billion ($7.251 billion on a restated basis) and net income of $160 million.

  On a pro forma basis, giving effect to the TWE Transactions as if such transactions had occurred at the beginning of the year, TWE would have reported net income of $198 million in 1993, compared to $208 million on an historical basis. On the same pro forma basis, TWE would have reported net income of $10 million in 1992, compared to net income of $160 million on an historical basis.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(CONTINUED)
  As a U.S. partnership, TWE is not subject to U.S. federal and state income taxation. Income and withholding taxes of $64 million and $50 million ($53 million on a restated basis) in the years ended December 31, 1993 and 1992, respectively, have been provided in respect of the operations of TWE's domestic and foreign subsidiary corporations, including Six Flags in 1993.

  Other factors affecting comparative operating results are discussed below on a business segment basis. That discussion includes, among other factors, an analysis of changes in the operating income of the business segments before depreciation and amortization ("EBITDA"), because the operating income of certain businesses has been affected by significant amounts of purchase price amortization from Time Warner's $14 billion acquisition of WCI in 1989, the $1.3 billion acquisition of the ATC minority interest in 1992 and other business combinations accounted-for by the purchase method.

  EBITDA for 1993 and 1992 was as follows:

                                                     YEARS ENDED DECEMBER 31,
                                                  ------------------------------
                                                  HISTORICAL RESTATED HISTORICAL
                                                     1993      1992      1992
                                                  ---------- -------- ----------
                                                            (MILLIONS)
   Filmed Entertainment..........................   $  521    $  495    $  385
   Programming--HBO..............................      230       215       215
   Cable.........................................    1,034       977       977
                                                    ------    ------    ------
   Total.........................................   $1,785    $1,687    $1,577
                                                    ======    ======    ======

  While many financial analysts consider EBITDA to be an important measure of comparative operating performance for the businesses of TWE, it should be considered in addition to, but not as a substitute for, or superior to, operating income, net income, cash flow and other measures of financial performance reported in accordance with generally accepted accounting principles.

  Filmed Entertainment. Revenues increased to $4.557 billion compared to $3.455 billion ($3.945 billion on a restated basis) in 1992. Operating income increased to $263 million from $194 million ($235 million on a restated basis). Depreciation and amortization, including amortization related to the purchase of WCI, amounted to $258 million in 1993 and $191 million ($260 million on a restated basis) in 1992. EBITDA increased to $521 million from $385 million ($495 million on a restated basis). The increase in revenues, operating income and EBITDA on an historical basis resulted primarily from the inclusion in 1993 of the operating results of Six Flags, which previously had been accounted for using the equity method. Revenues at Warner Bros. increased during the period primarily due to increases in international theatrical, international syndication and domestic home video revenues, as well as increased revenues from retail operations. Record international revenues of $1.650 billion would have been greater but for unfavorable exchange rate fluctuations. Warner Bros. ranked number one at both the domestic and international box office in 1993, led by the success of The Fugitive and The Bodyguard. Revenues at Six Flags increased, benefiting from higher revenues per visitor. EBITDA benefited from the above gains.

  Programming--HBO. Revenues decreased to $1.435 billion compared to $1.444 billion in 1992. Operating income increased to $213 million from $201 million. Depreciation and amortization amounted to $17 million in 1993 and $14 million in 1992. EBITDA increased to $230 million from $215 million. The decrease in revenues reflects lower HBO Video sales, which in 1992 were favorably affected by a children's sell-thru title, offset in part by higher subscriber revenues, principally as a result of higher pay-TV rates at

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(CONTINUED)
HBO and an increase in subscribers. EBITDA benefited primarily from improved results from new businesses, including Time Warner Sports and the Comedy Central joint venture.

  Cable. Revenues increased to $2.205 billion compared to $2.091 billion in 1992. Operating income increased to $407 million from $400 million. Depreciation and amortization, including amortization related to the purchase of WCI and the ATC Merger, amounted to $627 million in 1993 and $577 million in 1992. EBITDA increased to $1.034 billion from $977 million. Revenues increased principally as a result of growth in the number of cable subscribers and increases in advertising sales and pay-per-view. The increase in subscribers accounted for approximately three quarters of the revenue increase. EBITDA benefited from the revenue gains and increased income from cable joint ventures, but was negatively affected in the fourth quarter by cable rate regulation which went into effect on September 1, 1993. The negative effect of rate regulation is expected to continue into 1994 (see "Financial Condition and Liquidity" elsewhere herein).

  Interest and Other, Net. Interest and other, net, increased to $551 million in 1993 from $525 million ($563 million on a restated basis) in 1992. Interest expense increased to $573 million compared with $436 million ($486 million on a restated basis) in 1992. The increase in interest expense resulted primarily from the higher average debt levels attributable to the TWE Capitalization, the higher interest cost of the TWE notes and debentures issued to refinance TWE bank debt, and the consolidation of Six Flags' interest expense in 1993. Other income, net, in 1993 included gains on the sale of certain assets partially offset by reductions in the carrying value of certain investments. Other expenses, net, on a restated basis in 1992 is principally attributable to losses on certain investments and litigation-related costs.

1992 VS. 1991

  TWE had revenues of $6.761 billion and net income of $160 million in 1992, compared to revenues of $6.068 billion and net income of $97 million in 1991.

  EBITDA for 1992 and 1991 on a historical basis was as follows:

                                                                    YEARS ENDED
                                                                   DECEMBER 31,
                                                                   -------------
                                                                    1992   1991
                                                                   ------ ------
                                                                    (MILLIONS)
   Filmed Entertainment........................................... $  385 $  378
   Programming--HBO...............................................    215    195
   Cable..........................................................    977    872
                                                                   ------ ------
   Total.......................................................... $1,577 $1,445
                                                                   ====== ======

  Filmed Entertainment. Revenues increased to $3.455 billion compared to $3.065 billion in 1991, and operating income decreased to $194 million from $195 million. Depreciation and amortization, including amortization related to Time Warner's purchase of WCI, amounted to $191 million in 1992 and $183 million in 1991. EBITDA increased to $385 million from $378 million in 1991. The revenue growth resulted primarily from increased worldwide theatrical revenues, which benefited from a number of very successful releases. Warner Bros. ranked number one in domestic box office. Revenues from international home video and syndication, sales to network television and retail operations also increased, while revenue from pay-television sales declined. The increase in EBITDA reflects the higher revenues, offset in part by lower margins.

  Programming--HBO. Revenues increased to $1.444 billion from $1.366 billion in 1991, while operating income rose to $201 million from $183 million. Depreciation and amortization amounted to $14 million in 1992 and $12 million in 1991. EBITDA increased to $215 million from $195 million in 1991. The revenue

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(CONTINUED)
growth resulted from higher subscriber revenues and increased revenues from ancillary businesses, particularly from television production. The increase in subscriber revenues resulted from higher pay-TV rates at HBO and a slight increase in the number of subscribers. EBITDA benefited from the revenue gains, improved operating margins and a smaller loss from the division's 50% investment in Comedy Central, offset in part by expenses associated with the start-up of international pay-TV ventures.

  Cable. Revenues increased to $2.091 billion, compared to $1.935 billion in 1991, and operating income increased to $400 million from $334 million. Depreciation and amortization, including amortization related to the purchase of WCI, amounted to $577 million in 1992 and $538 million in 1991. EBITDA increased to $977 million from $872 million in 1991. Revenues increased as a result of growth in the number of cable customers and an increase in per subscriber revenue. The increase in subscribers accounted for approximately 40% of the revenue increase. EBITDA benefited from the revenue gains, continued cost containment and increased income from domestic cable joint ventures, partially offset by higher cable programming costs and expenses associated with the start-up of international cable ventures. Operating income also was affected by amortization related to the ATC merger.

  Interest and Other, Net. Interest and other, net increased to $525 million in 1992 from $520 million in 1991. Interest expense decreased to $436 million in 1992 compared with $479 million in 1991. The decrease in interest expense, which is attributable to lower interest rates and lower average debt levels, was offset in part by increases in litigation-related costs and a decline in investment-related income. In August 1992, Time Warner and TWE settled the litigation brought by Viacom International, Inc. in 1989 against Time Warner, ATC and HBO. The settlement terminated with prejudice all claims and counterclaims raised in the litigation. The effects of the settlement were not material to TWE.

FINANCIAL CONDITION AND LIQUIDITY

DECEMBER 31, 1993

  Aided by favorable conditions in the credit markets, TWE continued its strategy of significantly lengthening debt maturities at attractive fixed rates. Over the past two years, TWE reduced variable rate debt by $3.8 billion with proceeds from the issuance of long-term notes and debentures having an average fixed interest rate of 8.6%. An additional $2.5 billion of capital was raised by the USW Transaction, $1 billion of which, presently in the form of the USW Note, has been earmarked for building the Cable division's Full Service Networks(TM) ("FSN"). The Six Flags acquisition culminated a series of transactions over a two-year period that resulted in it becoming a wholly-owned subsidiary of TWE. Six Flags was consolidated effective as of January 1, 1993. Primarily as a result of these transactions, TWE had $7.1 billion of long-term debt at December 31, 1993, and $1.5 billion of General Partners' Senior Capital and $6 billion of partners' capital (net of the $1 billion uncollected portion of the USW Note), compared to $7.2 billion of long-term debt ($7.7 billion on a restated basis) and $6.4 billion of partners' capital at December 31, 1992. Cash and equivalents were $1.3 billion at December 31, 1993, reducing the debt-net-of-cash amount to $5.8 billion at such date. Cash and equivalents at December 31, 1992 were $47 million on a restated basis.

  Cash provided by the operations of TWE in 1993 amounted to $1.271 billion, after interest payments of $450 million, income taxes of $70 million and working capital requirements. On a pro forma basis, giving retroactive effect to the beginning of the year to the 1993 TWE Refinancings, the USW Transaction and the 1993 Six Flags Acquisition and Refinancings, cash flow from operations would have been $1.279 billion, after interest payments of $473 million, income taxes of $70 million and working capital requirements. Cash used in investing activities in 1993, excluding proceeds from investments, amounted to $960 million. Of this amount, $613 million was spent on capital projects, including $352 million by the Cable division to upgrade its cable systems and $244 million by the Filmed Entertainment division, principally to continue the expansion of international theaters and Warner Bros. Studio Stores, to upgrade facilities at the Warner Bros. Studio, and to introduce new rides at Six Flags.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(CONTINUED)

  TWE continues to expand its core businesses through selective acquisitions and investments, which in 1993 resulted in payments of $347 million, including $136 million for the purchase of common and preferred stocks of Six Flags in connection with the 1993 Six Flags Acquisition and Refinancing. The Milwaukee, Wisconsin cluster of cable systems was augmented by the purchase of a cable system from Viacom Inc. Several other cable systems that did not fit into a cluster were disposed of in 1993 for approximately $100 million.

  Capital spending is expected to increase significantly in 1994, principally because of the plan to upgrade a significant percentage of cable systems to FSN capacity over the next five years at an estimated cost of $5 billion, which is about three times cable capital expenditures for the last five years. $1 billion of FSN capital expenditures will be funded by collections on the USW Note.

  TWE is permitted under its partnership and credit agreements to loan up to $1.1 billion to Time Warner. An additional $400 million of such loans are permitted beginning July 1, 1995.

  There was $1.3 billion of cash and equivalents and $2 billion of available credit under the TWE credit agreement at December 31, 1993. In early 1994, TWE filed a shelf registration statement with the Securities and Exchange Commission covering the issuance of up to $2 billion of debt securities. These securities may be issued from time to time on terms determined at the time of sale. Management believes that 1994 operating cash flow, cash and equivalents, the USW Note, and additional borrowing capacity are sufficient to meet the capital and liquidity needs of TWE, and to fund anticipated loans to Time Warner.

  On October 5, 1992, Congress enacted the 1992 Cable Act, which among other things reimposed rate regulation on most cable systems. The Federal Communications Commission ("FCC") froze rates in April 1993 for regulated cable services and associated equipment, other than for systems in which local franchising authorities regulate rates. The current expiration date of the freeze is May 15, 1994. On May 3, 1993, the FCC released rules implementing rate regulation, which required that rates for certain equipment be established based on a cost-of-service standard and rates for regulated cable services be established based on either a per-channel benchmark or a cost-of-service standard, at the election of the cable operator. The Cable division elected to establish rates based on the per-channel benchmarks, which the FCC had set at 10% below the average level of rates prevailing nationwide in September of 1992.

  On February 22, 1994, the FCC announced the adoption of revised rules setting the benchmarks at an average of 17% below the level of rates prevailing in September of 1992, compared with an average 10% rollback under the earlier rules published in May 1993. The text of the new rules is expected to be released in late March, with an effective date of May 15. Under the earlier rules, revenues from sales of regulated equipment and services were expected to decline $90 to $100 million per year. That decline was expected to be partially offset by increases in revenues from other activities, including optional services, advertising sales and subscriber growth that could not be quantified. It is not yet possible to estimate the effect of the new rules although it is expected to be more adverse than the effect of the earlier rules.

  On November 5, 1992, TWE filed a lawsuit seeking to overturn major provisions of the 1992 Cable Act, primarily on First Amendment grounds. On April 8, 1993, a three-judge District Court upheld the constitutionality of the "must carry" provisions of the 1992 Cable Act. TWE's appeal from this decision was heard by the U.S. Supreme Court in January 1994. On September 16, 1993, a one-judge District Court upheld the constitutionality of a majority of the other challenged provisions of the 1992 Cable Act. The Company and the federal defendants have appealed this decision to the U.S. Court of Appeals for the D.C. Circuit.

  Warner Bros.' backlog, representing the amount of future revenue not yet recorded from cash contracts for the licensing of films for pay and basic cable, network and syndicated television exhibition amounted to $724 million at December 31, 1993 compared to $674 million at December 31, 1992 (including amounts

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(CONTINUED)
relating to HBO of $178 million at December 31, 1993 and $161 million at December 31, 1992). The backlog excludes advertising barter contracts.

  The net impact of inflation on operations has not been significant in the past three years.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
    SUPPLEMENTARY INFORMATION SUMMARIZED FINANCIAL INFORMATION OF SIX FLAGS

  Six Flags was formed by a group of companies, including a subsidiary of Time Warner ("Enterprises") which owned 50% of Six Flags common stock, to effect the acquisition on December 29, 1991 of Six Flags Theme Parks Inc. ("1991 SF Acquisition"). Enterprises' interest in Six Flags was contributed to TWE at the TWE capitalization. In December 1992, Six Flags redeemed certain of its equity with $102 million of proceeds from the issuance of zero coupon senior notes due 1999 and $12 million of proceeds from the issuance of additional shares of Six Flags common stock ("1992 SF Recapitalization"). TWE continued to own 50% of the common stock of Six Flags following the 1992 SF Recapitalization, until September 17, 1993, when it provided Six Flags with $136 million to repurchase all the common stock held by the other stockholders and preferred stock of certain subsidiaries. TWE also provided $414 million to finance the repurchase or retirement of all the indebtedness of Six Flags and its subsidiaries, except for the zero coupon senior notes due 1999 ("1993 SF Acquisition and Refinancing"). As a result of the 1993 SF Acquisition and Refinancing, TWE has consolidated Six Flags effective January 1, 1993.

  Set forth below is summarized financial information of Six Flags for 1993 and 1992, and of the predecessor to Six Flags ("Predecessor Company") for 1991, the year preceding the 1991 SF Acquisition.

SIX FLAGS ENTERTAINMENT CORPORATION

                                                  YEARS ENDED IN DECEMBER
                                                  ------------------------------
                                                                    PREDECESSOR
                                                  1993     1992     COMPANY 1991
                                                  -------  -------  ------------
OPERATING STATEMENT INFORMATION                          (MILLIONS)
Revenues........................................  $   533  $   490     $   436
Operating income................................       55       51          52
Income (loss) before extraordinary item (a).....        2       (6)        (41)
Net loss (a)....................................       (8)      (6)        (41)

                                                  YEARS ENDED
                                                  IN DECEMBER
                                                  ----------------
                                                  1993     1992
                                                  -------  -------
BALANCE SHEET INFORMATION                         (MILLIONS)
Total assets....................................  $   900  $   864
Zero coupon senior notes due 1999 (9.25% yield).      112      102
6.3% capital lease obligation to TWE (b)........      301       --
Long-term notes due to TWE, weighted average
 interest rate of 10%...........................      226       --
Other long-term debt............................       --      411
Minority interest...............................       --       51
Shareholders' equity............................       90       63

- --------
(a)The 1993 SF Acquisition and Refinancing, certain transactions with respect to the 1992 SF Recapitalization, and the 1991 SF Acquisition were accounted for using the purchase method of accounting for business combinations. If the 1993 SF Acquisition and Refinancing had occurred at the beginning of the year, the 1993 income before extraordinary item would have been $7 million; if the 1992 SF Recapitalization had occurred at the beginning of the year, the 1992 net loss would have been $18 million; and if the 1991 SF Acquisition had occurred at the beginning of the year, the 1991 net loss would have been $17 million.

(b)Six Flags entered into a sale and leaseback transaction with TWE with respect to certain of its wholly-owned theme parks. Sale proceeds of $301 million were used to repay indebtedness to TWE incurred in connection with the 1993 SF Acquisition and Refinancing. The 15-year leases have been accounted for as capital leases.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
    SCHEDULE II--AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS, PROMOTERS AND EMPLOYEES OTHER THAN RELATED PARTIES
                 YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                         BALANCE AT BEGINNING                         BALANCE AT END OF
                                OF YEAR                                     YEAR
                         ---------------------                      ---------------------
     NAME OF DEBTOR       CURRENT   NONCURRENT ADDITIONS DEDUCTIONS  CURRENT   NONCURRENT
     --------------      ---------- ---------- --------- ---------- ---------- ----------
1993:
  Robert Daly (1)....... $1,000,000 $1,000,000 $     --   $    --   $2,000,000 $       --
  Terry Semel (2).......    975,000         --       --        --      975,000         --
  Charles Schreger (3)..     30,000     90,000       --    18,000       50,000     52,000
                         ---------- ---------- --------   -------   ---------- ----------
    Total............... $2,005,000 $1,090,000 $     --   $18,000   $3,025,000 $   52,000
                         ========== ========== ========   =======   ========== ==========
1992:
  Robert Daly........... $1,000,000 $1,000,000 $     --   $    --   $1,000,000 $1,000,000
  Terry Semel...........    975,000         --       --        --      975,000         --
  Charles Schreger......         --         --  120,000        --       30,000     90,000
                         ---------- ---------- --------   -------   ---------- ----------
    Total............... $1,975,000 $1,000,000 $120,000   $    --   $2,005,000 $1,090,000
                         ========== ========== ========   =======   ========== ==========
1991:
  Robert Daly........... $1,000,000 $1,000,000 $     --   $    --   $1,000,000 $1,000,000
  Terry Semel...........    975,000         --       --        --      975,000         --
                         ---------- ---------- --------   -------   ---------- ----------
    Total............... $1,975,000 $1,000,000 $     --   $    --   $1,975,000 $1,000,000
                         ========== ========== ========   =======   ========== ==========

- --------
(1)Non-interest bearing note pursuant to an employment agreement for $1,000,000 due on demand. Additional loan pursuant to the agreement of $1,000,000 due December 31, 1994, bearing interest at 6%, payable quarterly.

(2)Note pursuant to an employment agreement due on demand bearing interest at 6% per annum, payable annually.

(3)Payment of $50,000 received in February 1994. Remaining balance of note due on January 1, 1995, bearing interest at 10% per annum.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                SCHEDULE VIII--VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                                          ADDITIONS
                               BALANCE AT CHARGED TO              BALANCE AT
                               BEGINNING  COSTS AND                 END OF
DESCRIPTION                    OF PERIOD   EXPENSES  DEDUCTIONS     PERIOD
- -----------                    ---------- ---------- ----------   ----------
                                                 (MILLIONS)
1993:
Reserves deducted from
accounts receivable:
  Allowance for doubtful
accounts......................    $166       $ 27      $ (32)(a)     $161
  Reserves for sales returns
and allowances................      74        131       (109)(b)       96
                                  ----       ----      -----         ----
    Total.....................    $240       $158      $(141)        $257
                                  ====       ====      =====         ====
1992:
Reserves deducted from
accounts receivable:
  Allowance for doubtful
accounts......................    $152       $ 62      $ (48)(a)     $166
  Reserves for sales returns
and allowances................      78         86        (90)(b)       74
                                  ----       ----      -----         ----
    Total.....................    $230       $148      $(138)        $240
                                  ====       ====      =====         ====
1991:
Reserves deducted from
accounts receivable:
  Allowance for doubtful
accounts......................    $142       $ 45      $ (35)(a)     $152
  Reserves for sales returns
and allowances................      49         90        (61)(b)       78
                                  ----       ----      -----         ----
    Total.....................    $191       $135      $ (96)        $230
                                  ====       ====      =====         ====

- --------
(a) Represents uncollectible receivables charged against the reserve.

(b) Represents returns or allowances applied against the reserve.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
           SCHEDULE X--SUPPLEMENTARY OPERATING STATEMENT INFORMATION
                 YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                                             CHARGES TO COSTS AND EXPENSES
                                       -----------------------------------------
                                       HISTORICAL RESTATED HISTORICAL HISTORICAL
ITEM                                    1993(A)   1992(A)   1992(A)    1991(A)
- ----                                   ---------- -------- ---------- ----------
                                                      (MILLIONS)
Royalties.............................    $707      $635      $635       $531
                                          ====      ====      ====       ====
Advertising costs.....................    $775      $681      $643       $487
                                          ====      ====      ====       ====

- --------
(a)The 1993 financial statements reflect the consolidation of Six Flags effective January 1, 1993 as a result of the 1993 Six Flags acquisition. The historical financial statements for periods prior to such date have not been changed; however, financial information for the year ended December 31, 1992 retroactively reflecting the consolidation is presented as supplementary information under the column heading "restated" to facilitate comparative analysis.

                    APPENDIX FOR GRAPHIC AND IMAGE MATERIAL



DESCRIPTION OF OMITTED                              LOCATION OF GRAPHIC
GRAPHIC OR IMAGE                                    OR IMAGE IN TEXT
- ---------------------                               -------------------

An organizational chart showing the
Registrant's major business groups
and its ownership interests therein.                IFC - 1

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ----------------

                              EXHIBITS FILED WITH

                                   FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
                                      1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993        COMMISSION FILE NUMBER 1-8637

                                TIME WARNER INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 EXHIBIT INDEX

                                                                                     SEQUENTIAL
 EXHIBIT                                                                                PAGE
  NUMBER                                  DESCRIPTION                                  NUMBER
 -------                                  -----------                                ----------
  3.(i)(a)  Restated Certificate of Incorporation of the Registrant as filed with        *
             the Secretary of State of the State of Delaware on May 26, 1993 (which is incorporated herein by reference to Exhibit 3 to the Registrant's
             Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 (the
             "June 1993 Form 10-Q").
  3.(i)(b)  Certificate of Ownership and Merger merging TWE Holdings Inc. into Time
             Warner Inc. as filed with the Secretary of State of the State of
             Delaware on September 24, 1993.
  3.(i)(c)  Certificate of the Voting Powers, Designations, Preferences and Relative
             Participating, Optional and Other Rights and Qualifications of Series A
             Participating Cumulative Preferred Stock of the Registrant as filed with the Secretary of State of the State of Delaware on January 26,
             1994.
  3.(ii)    By-laws of the Registrant, as amended through March 18, 1993 (which is        *
             incorporated herein by reference to Exhibit 3.3 to the Registrant's
             Annual Report on Form 10-K for the year ended December 31, 1992 (the
             "Registrant's 1992 Form 10-K")).
  4.1       Specimen Certificate of the Registrant's Common Stock (which is              *
             incorporated herein by reference to Exhibit 4.1 to the Registrant's
             Annual Report on Form 10-K for the year ended December 31, 1991 (the
             "Registrant's 1991 Form 10-K")).
  4.2       Specimen Certificate of Series B 6.4% Preferred Stock of the Registrant      *
             (which is incorporated herein by reference to Exhibit 3.2 to the
             Registrant's Quarterly Report on Form 10-Q for the quarter ended June
             30, 1990).
  4.3       Indenture dated as of March 15, 1993 between the Registrant and Chemical      *
             Bank, as Trustee, relating to the 8 3/4% Convertible Subordinated
             Debentures due 2015 of the Registrant (which is incorporated herein by reference to Exhibit 4.4 to the Registrant's 1992 Form 10-K).
  4.4       Specimen Certificate of the Registrant's 8 3/4% Convertible Subordinated      *
             Debentures due 2015 (which is incorporated herein by reference to
             Exhibit 4.5 to the Registrant's 1992 Form 10-K).
  4.5       Rights Agreement dated as of January 20, 1994 between the Registrant and     *
             Chemical Bank, as Rights Agent (which is incorporated herein by reference to Exhibit 4(a) to the Registrant's Current Report on Form 8-
             K dated January 20, 1994).
  4.6       Indenture dated as of April 30, 1992, as amended by the First                *
             Supplemental Indenture, dated as of June 30, 1992, among Time Warner
             Entertainment Company, L.P. ("TWE"), the Registrant, certain of its subsidiaries party thereto and The Bank of New York, as Trustee (which is incorporated herein by reference to Exhibits 10(g) and 10(h) to the
             Registrant's Current Report on Form 8-K dated July 14, 1992).
  4.7       Second Supplemental Indenture, dated as of December 9, 1992, among TWE,      *
             the Registrant, certain of its subsidiaries party thereto and The Bank of New York, as Trustee (which is incorporated herein by reference to
             Exhibit 4.2 to Amendment No. 1 to the Registration Statement on Form S-
             4 Reg. No. 33-67688 of TWE filed with the Commission on October 25,
             1993 (the "1993 TWE S-4")).
  4.8       Third Supplemental Indenture, dated as of October 12, 1993, among TWE,       *
             the Registrant, certain of its subsidiaries party thereto and The Bank of New York, as Trustee (which is incorporated herein by reference to
             Exhibit 4.3 to the 1993 TWE S-4).

                                                                                  SEQUENTIAL
EXHIBIT                                                                              PAGE
NUMBER                                 DESCRIPTION                                  NUMBER
- -------                                -----------                                ----------
  4.9    Fourth Supplemental Indenture, dated as of March 29, 1994, among TWE,        *
          the Registrant, certain of its subsidiaries party thereto and The Bank of New York, as Trustee (which is incorporated herein by reference to
          Exhibit 4.4 to TWE's Annual Report on Form 10-K for the year ended
          December 31, 1993 (the "TWE's 1993 Form 10-K")).
  4.10   Indenture, dated as of October 15, 1985, between the Registrant and          *
          Marine Midland Bank, N.A., as successor Trustee (which is incorporated herein by reference to Exhibit 4(a) to the Registrant's Registration
          Statement on Form S-3 Reg. No. 33-724 filed with the Commission on
          October 8, 1985).
  4.11   Indenture dated as of October 15, 1992, as amended by the First               *
          Supplemental Indenture dated as of December 15, 1992, as supplemented by the Second Supplemental Indenture dated as of January 15, 1993, between the Registrant and Chemical Bank, as Trustee (which is incorporated herein by reference to Exhibit 4.10 to the Registrant's
          1992 Form 10-K).
  4.12   Indenture dated as of January 15, 1993, between the Registrant and            *
          Chemical Bank, as Trustee (which is incorporated herein by reference to
          Exhibit 4.11 to the Registrant's 1992 Form 10-K).
  4.13   First Supplemental Indenture dated as of June 15, 1993, between the           *
          Registrant and Chemical Bank, as Trustee, to the Indenture dated as of
          January 15, 1993 between the Registrant and Chemical Bank, as Trustee, including as Exhibit A the Form of Liquid Yield Option Note due 2013
          (which is incorporated herein by reference to Exhibit 4 to the
          Registrant's June 1993 Form 10-Q).
 10.1    Time Warner 1981 Stock Option Plan, as amended through May 14, 1991          *
          (which is incorporated herein by reference to Exhibit 10.1 to the
          Registrant's 1991 Form 10-K).
 10.2    Time Warner 1986 Stock Option Plan, as amended through May 14, 1991          *
          (which is incorporated herein by reference to Exhibit 10.2 to the
          Registrant's 1991 Form 10-K).
 10.3    1988 Stock Incentive Plan of Time Warner Inc., as amended through May        *
          14, 1991 (which is incorporated herein by reference to Exhibit 10.3 to the Registrant's 1991 Form 10-K).
 10.4    Time Warner 1989 Stock Incentive Plan, as amended through May 14, 1991       *
          (which is incorporated herein by reference to Exhibit 10.4 to the
          Registrant's 1991 Form 10-K).
 10.5    Time Warner 1989 WCI Replacement Stock Option Plan, as amended through       *
          May 14, 1991 (which is incorporated herein by reference to Exhibit 10.5 to the Registrant's 1991 Form 10-K).
 10.6    Time Warner 1989 Lorimar Non-Employee Replacement Stock Option Plan, as      *
          amended through May 14, 1991 (which is incorporated herein by reference to Exhibit 10.6 to the Registrant's 1991 Form 10-K).
 10.7    Time Warner 1987 Restricted Stock Plan, as amended through May 14, 1991      *
          (which is incorporated herein by reference to Exhibit 10.7 to the
          Registrant's 1991 Form 10-K).
 10.8    Time Warner 1988 Restricted Stock Plan for Non-Employee Directors, as
          amended through November 18, 1993.
 10.9    Deferred Compensation Plan for Directors of Time Warner, as amended through November 18, 1993.
 10.10   Time Warner Retirement Plan for Outside Directors, as amended through        *
          September 21, 1989 (which is incorporated herein by reference to
          Exhibit 10.10 to the Registrant's 1991 Form 10-K).

                                                                                  SEQUENTIAL
EXHIBIT                                                                              PAGE
NUMBER                                 DESCRIPTION                                  NUMBER
- -------                                -----------                                ----------
 10.11   Amended and Restated Employment and Termination Agreement dated as of        *
          March 3, 1989, as amended and restated as of January 10, 1990, between the Registrant and J. Richard Munro (which is incorporated herein by reference to Exhibit 10.26 to the Registrant's Annual Report on Form
          10-K for the year ended December 31, 1989 (the "Registrant's 1989 Form
          10-K")).
 10.12   Amended and Restated Employment Agreement dated as of November 15, 1990,     *
          between the Registrant and Gerald M. Levin (which is incorporated herein by reference to Exhibit 10.26 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990 (the "Registrant's
          1990 Form 10-K")).
 10.13   Amended and Restated Employment Agreement made as of August 23, 1989, as     *
          amended on July 21, 1993, between WCI and the Registrant, on the one hand, and Bert W. Wasserman, on the other hand (which is incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly
          Report on Form 10-Q for the quarter ended September 30, 1993).
 10.14   Employment Agreement made as of September 19, 1990, between the              *
          Registrant and Peter R. Haje (which is incorporated herein by reference to Exhibit 10.29 to the Registrant's 1990 Form 10-K).
 10.15   Employment Agreement effective as of January 1, 1994, between the
          Registrant and David R. Haas.
 10.16   Employment Agreement effective as of January 1, 1994, between the
          Registrant and Tod R. Hullin.
 10.17   Employment Agreement dated as of January 1, 1994, between the Registrant and Philip R. Lochner, Jr.
 10.18   Employment Agreement dated as July 1, 1992, between the Registrant and       *
          Geoffrey W. Holmes (which is incorporated herein by reference to
          Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the
          quarter ended September 30, 1992).
 10.19   Employment Agreement dated as of February 1, 1992, between the                *
          Registrant and Timothy A. Boggs (which is incorporated herein by reference to Exhibit 10.2 to the Registrant's 1992 Form 10-K).
 10.20   Travel and Accident Insurance Policy issued by INA Life Insurance            *
          Company of New York (which is incorporated herein by reference to
          Exhibit 10.44 to the Registrant's Annual Report on Form 10-K for the
          year ended December 31, 1988).
 10.21   Amended and Restated Credit Agreement, dated as of June 23, 1992, among      *
          TWE, Bankers Trust Company and Chemical Bank, as Managing Agents, the
          Co-Agents and Agents named therein and the banks named therein (which is incorporated herein by reference to Exhibit 10(f) to the
          Registrant's Current Report on Form 8-K dated July 14, 1992 (the "July
          Form 8-K")).
 10.22   Amendment No. 1 to the Amended and Restated Credit Agreement, dated as       *
          of June 23, 1992, among TWE, Bankers Trust Company and Chemical Bank, as Managing Agents, the Co-Agents and Agents named therein and the banks named therein (which is incorporated herein by reference to
          Exhibit 10.24 to the Registration Statement on Form S-4 Reg. No. 33-
          61338 of Six Flags Entertainment Corporation filed with the Commission on April 20, 1993).
 10.23   Amendment No. 2 to the Amended and Restated Credit Agreement, dated as       *
          of June 23, 1992, among TWE, Bankers Trust Company and Chemical Bank, as Managing Agents, the Co-Agents and Agents named therein and the banks named therein (which is incorporated herein by reference to
          Exhibit 10.3 to the 1993 TWE S-4).

                                                                                  SEQUENTIAL
EXHIBIT                                                                              PAGE
NUMBER                                 DESCRIPTION                                  NUMBER
- -------                                -----------                                ----------
 10.24   Amendment No. 3 to the Amended and Restated Credit Agreement, dated as       *
          of June 23, 1992, among TWE, Bankers Trust Company and Chemical Bank, as Managing Agents, the Agents and Co-Agents named therein and the banks named therein (which is incorporated herein by reference to
          Exhibit 10.4 to the 1993 TWE S-4).
 10.25   Amendment No. 4 to the Amended and Restated Credit Agreement, dated as       *
          of June 23, 1992, among TWE, Bankers Trust Company and Chemical Bank, as Managing Agents, the Agents and the Co-Agents named therein and the banks named therein (which is incorporated herein by reference to
          Exhibit 10.5 to TWE's 1993 Form 10-K).
 10.26   Agreement of Limited Partnership, dated as of October 29, 1992, as           *
          amended by the Letter Agreement, dated February 11, 1992, and the
          Letter Agreement dated June 23, 1992, among Time Warner and certain of its subsidiaries, ITOCHU Corporation and Toshiba Corporation (which is incorporated herein by reference to Exhibit (A) to the Registrant's
          Current Report on Form 8-K dated October 29, 1991 and Exhibits 10(b)
          and 10(c) to the Registrant's Current Report on Form 8-K dated July 14,
          1992).
 10.27   Admission Agreement, dated as of May 16, 1993, between TWE and U S WEST,     *
          Inc. (which is incorporated herein by reference to Exhibit 10(a) to
          TWE's Current Report on Form 8-K dated May 16, 1993).
 10.28   Amendment Agreement, dated as of September 14, 1993, amending the TWE        *
          Partnership Agreement, as amended (which is incorporated herein by reference to Exhibit 3.2 to TWE's 1993 Form 10-K).
 10.29   Letter Agreement, dated May 16, 1993, between Time Warner and ITOCHU         *
          Corporation (which is incorporated herein by reference to Exhibit 10(b)
          to TWE's Current Report on Form 8-K dated May 16, 1993).
 10.30   Letter Agreement, dated May 16, 1993, between Time Warner and Toshiba        *
          Corporation (which is incorporated herein by reference to Exhibit 10(c)
          to TWE's Current Report on Form 8-K dated May 16, 1993).
 10.31   Option Agreement, dated as of September 15, 1993, between TWE and U S        *
          WEST, Inc. (which is incorporated herein by reference to Exhibit 10.9 to TWE's 1993 Form 10-K).
 10.32   Promissory Note of U S WEST Cable Corporation, dated September 15, 1993      *
          (which is incorporated herein by reference to Exhibit 10.10 to TWE's
          1993 Form 10-K).
 10.33   Guarantee, dated as of September 15, 1993, by U S WEST, Inc. of the          *
          Promissory Note of U S WEST Cable Corporation, dated September 15, 1993
          (which is incorporated herein by reference to Exhibit 10.11 to TWE's
          1993 Form 10-K).
 21      Subsidiaries of the Registrant.
 23.1    Consent of Ernst & Young, Independent Auditors.
 23.2    Consent of Price Waterhouse, Independent Accountants.
 24      Powers of Attorney, dated as of March 30, 1994.
 99.1    The 1993 financial statements and financial statement schedules of
          Paragon Communications and the report of independent accountants thereon.

- --------
* Incorporated by reference.

  The Registrant hereby agrees to furnish to the Securities and Exchange Commission at its request copies of long-term debt instruments defining the rights of holders of the Registrant's outstanding long-term debt that are not required to be filed herewith.