Form 10-Q
period 1994-03-31
TIME WARNER INC
filed 1994-05-13
CIK 736157

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549

                           FORM 10-Q


[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT of 1934 for the quarterly period ended March 31, 1994 , or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT of 1934 for the transition period
     from           to

Commission file number 1-8637



                         TIME WARNER INC.
      (Exact name of registrant as specified in its charter)

      Delaware                                    13-1388520
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                Identification Number)


                         75 Rockefeller Plaza
                       New York, New York  10019
                             (212) 484-8000

   (Address, including zip code, and telephone number, including area code, of each registrant's principal executive offices)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes x   No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


      Common Stock - $1 par value          378,745,598
       Description of Class              Shares Outstanding
                                         as of April 30, 1994

                      TIME WARNER INC. AND
                 TIME WARNER ENTERTAINMENT COMPANY, L.P.




                   INDEX TO FORM 10-Q




                                                               Page

                                                              Time
                                                              Warner     TWE

PART I.  FINANCIAL INFORMATION
Consolidated balance sheets at March 31, 1994
  and December 31, 1993                                       1          14
Consolidated statements of operations for the three
  months ended March 31, 1994 and 1993                        2          15
Consolidated statements of cash flows for the three
  months ended March 31, 1994 and 1993                        3          16
Notes to Consolidated financial statements                    4          17
Management's discussion and analysis of results of
  operations and financial condition                          9          21



Summarized financial information of Paragon Communications set forth at page 11 in the Quarterly Report on Form 10-Q for the period ended March 31, 1994 of Time Warner Entertainment Company, L.P. (Reg. No. 33-53742) is incorporated herein by reference and filed as an exhibit to this report.


PART II.  OTHER INFORMATION                                     24

                    PART I.  FINANCIAL INFORMATION

                           TIME WARNER INC.
                       CONSOLIDATED BALANCE SHEET
                             (Unaudited)


                                               March 31,        December 31,
                                                 1994               1993
                                                    (millions, except
                                                    per share amounts)

ASSETS
Current assets
Cash and equivalents                           $    348           $   200
Receivables, less allowances
    of $696 and $676                                953             1,400
Inventories                                         326               321
Prepaid expenses                                    647               613

Total current assets                              2,274             2,534

Investments in and amounts due to and
   from Entertainment Group                       5,722             5,627
Investments, other                                1,663             1,613
Music catalogues, contracts and copyrights        1,283             1,309
Excess of cost over net assets acquired           4,647             4,691
Other assets, primarily property, plant
  and equipment                                   1,082             1,118

Total assets                                    $16,671           $16,892

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts and royalties payable                  $ 1,019           $ 1,099
Debt due within one year                             17               120
Other current liabilities                           982             1,006

Total current liabilities                         2,018             2,225


Long-term debt                                    9,340             9,291
Deferred income taxes                             2,948             2,998
Unearned portion of paid subscriptions              670               633
Other liabilities                                   368               375

Shareholders' equity
Preferred stock, $1 par value                         1                 1
Common Stock, $1 par value, 378.7 million
   and 378.3 million shares outstanding
   (excluding 45.4 million and
    45.2 million treasury shares)                   379               378
Paid-in capital                                   2,557             2,537
Unrealized appreciation of certain
   marketable securities                            204               205
Accumulated deficit                              (1,814)           (1,751)

Total shareholders' equity                        1,327             1,370

Total liabilities and shareholders' equity      $16,671           $16,892


See accompanying notes.

                           TIME WARNER INC.
                  CONSOLIDATED STATEMENT OF OPERATIONS
                             (Unaudited)

                                                        Three Months
                                                       Ended March 31,
                                                      1994         1993
                                                     (millions, except
                                                     per share amounts)

Revenues (b)                                         $1,558       $1,519

Cost of revenues (a)(b)                                 892          890
Selling, general and administrative (a)(b)              554          517

Operating expenses                                    1,446        1,407

Business segment operating income                       112          112
Equity in pretax income of Entertainment Group (b)       45          108
Interest and other, net (b)                            (158)        (160)
Corporate expenses (b)                                  (18)         (19)

Income (loss) before income taxes                       (19)          41
Income taxes                                            (32)         (56)

Net loss                                                (51)         (15)

Preferred dividend requirements                          (3)        (109)

Net loss applicable to common shares                 $  (54)      $ (124)

Net loss per common share                            $ (.14)      $ (.33)

Average common shares                                 378.6        372.5

__________________
(a) Includes depreciation and amortization
        expense of:                                  $  105       $  104

(b) Includes the following income (expenses) resulting from transactions with the Entertainment Group and other related companies for the three months ended March 31, 1994 and 1993, respectively: revenues-$39 million and $32 million; cost of revenues-$(21) million and $(16) million; selling, general and administrative-$12 million and $13 million; equity in pretax income of Entertainment Group-$(38) million and $(28) million; interest and other, net- $11 million in 1994; and corporate expenses-$15 million and $15 million.


See accompanying notes.

                                TIME WARNER INC.
                        CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                             Three Months
                                                           Ended March 31,
                                                           1994        1993
                                                              (millions)

OPERATIONS
Net loss                                                 $  (51)     $  (15)
Adjustments for noncash and nonoperating items:
Depreciation and amortization                               105         104
Noncash interest expense                                     52          37
Equity in pretax income of Entertainment Group,
  less distributions                                        (44)       (106)
Changes in operating assets and liabilities                 185         128

Cash provided by operations                                 247         148

INVESTING ACTIVITIES
Investments and acquisitions                                (20)        (52)
Capital expenditures                                        (47)        (33)
Investment proceeds                                          93          37


Cash provided (used) by investing activities                 26         (48)


FINANCING ACTIVITIES
Increase (decrease) in debt                                (106)      3,279
Dividends paid                                              (33)       (135)
Redemption of Series D preferred stock                        -      (3,494)
Other                                                        14          (8)

Cash used by financing activities                          (125)       (358)

INCREASE (DECREASE) IN CASH AND EQUIVALENTS               $ 148     $  (258)



See accompanying notes.

                     TIME WARNER INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Unaudited)

1.  BASIS OF PRESENTATION

    The consolidated financial statements include the accounts of Time Warner Inc. and its subsidiaries ("Time Warner"), which are engaged principally in the Publishing and Music businesses. Investments in Entertainment Group companies, principally Time Warner Entertainment Company, L.P. ("TWE"), which are engaged principally in the Filmed Entertainment, Programming-HBO and Cable businesses, and investments in certain other companies in which Time Warner has significant influence but less than a controlling financial interest, are accounted for on the equity basis.

     The accompanying financial statements are unaudited but in the opinion of management contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the financial position and the results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles applicable to interim periods. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of Time Warner for the year ended December 31, 1993.

2.  ENTERTAINMENT GROUP

     Time Warner's investment in and amounts due to and from the Entertainment Group at March 31, 1994 and December 31, 1993 consists of the following:

                                                     March 31,    December 31,
                                                       1994           1993
                                                           (millions)

Investment in TWE                                    $5,210         $5,085
Due from TWE                                            487            547
Due to TWE                                             (218)          (257)
Investment in and amounts due to and from TWE         5,479          5,375
Investment in other Entertainment Group companies       243            252
Total                                                $5,722         $5,627

     TWE is a Delaware limited partnership that owns and operates substantially all of the Filmed Entertainment, Programming-HBO and Cable businesses previously owned by subsidiaries of Time Warner. The general partners are subsidiaries of Time Warner ("General Partners") and in the aggregate hold 63.27% pro rata priority capital and residual equity partnership interests in TWE, and certain priority capital interests senior and junior to the pro rata priority capital interest. The limited partners are not affiliated with Time Warner and in the aggregate hold 36.73% pro rata priority capital and residual equity partnership interests. The TWE partnership agreement provides for special allocations of income, loss and distributions of partnership capital, including priority distributions in the event of liquidation. TWE reported net income of $48 million and $93 million in the three months ended March 31, 1994 and 1993, respectively, no portion of which was allocated to the limited partners.

     Each General Partner has guaranteed a pro rata portion of $7 billion of TWE's debt and accrued interest at March 31, 1994, based on the relative fair value of the net assets each General Partner contributed to TWE. Such indebtedness is recourse to each General Partner only to the extent of its guarantee.

     Set forth below is summarized financial information of the Entertainment
Group:

TIME WARNER ENTERTAINMENT GROUP
                                                          Three Months
                                                          Ended March 31,
                                                          1994      1993
                                                            (millions)

OPERATING STATEMENT INFORMATION
Revenues                                                $ 1,927        $1,758
Depreciation and amortization                               216           206
Business segment operating income                           206           210
Interest and other, net                                     146            87
Income before income taxes                                   45           108
Net income                                                   41            94


                                                             Three Months
                                                            Ended March 31,
                                                            1994       1993
                                                              (millions)

CASH FLOW INFORMATION
Cash provided by operations                              $   352       $  377
Capital expenditures                                        (241)        (101)
Investments and acquisitions                                 (48)        (101)
Increase (decrease) in debt                                   17         (148)
Capital distributions                                         (1)          (2)
Increase in cash and equivalents                             111          115


                                                      March 31,   December 31,
                                                        1994          1993
                                                            (millions)

BALANCE SHEET INFORMATION
Cash and equivalents                                     $ 1,449      $ 1,338
Total current assets                                       3,752        3,766
Total assets                                              18,230       18,202
Total current liabilities                                  2,276        2,301
Long-term debt                                             7,145        7,125
TWE General Partners' Senior Capital                       1,567        1,536
TWE partners' capital                                      6,075        6,000

                       TIME WARNER INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (Unaudited)

     The assets and cash flows of TWE are restricted by the TWE partnership and credit agreements and are unavailable for use by the partners and their affiliates except through the payment of certain fees, reimbursements, cash distributions and loans, which are subject to limitations. At March 31, 1994 and December 31, 1993, the General Partners had recorded $324 million and $276 million, respectively, of tax related distributions due from TWE, approximately $108 million of which is receivable in 1994, and $157 million and $271 million, respectively, of stock option related distributions due from TWE, based on closing prices of Time Warner common stock of $38.75 and $44.25, respectively, receivable when the options are exercised.

     During 1994, Time Warner entered into a credit agreement with TWE that provides up to $400 million of borrowings by Time Warner through September 15, 2000, provided TWE remains in compliance with its bank credit agreement. Outstanding borrowings from TWE bear interest at LIBOR plus 1% per anum. Time Warner borrowed $250 million under the credit agreement in April 1994 and used the proceeds to repay a like principal amount of its 5.2% notes at their maturity.









3.  CAPITAL STOCK

     Changes in shareholders' equity are as follows:

                                                            Three Months
                                                            Ended  March 31,
                                                             1994     1993
                                                               (millions)

Balance at beginning of year                              $1,370       $8,167
Net loss                                                     (51)         (15)
Common dividends declared                                    (30)         (26)
Preferred dividends declared                                  (3)        (109)
Redemption and exchange of
   preferred stock                                             -       (6,620)
Other                                                         41           20

Balance at March 31                                       $1,327       $1,417

     In 1993, Time Warner redeemed its Series D convertible preferred stock for cash and exchanged its Series C convertible preferred stock for 8.75% convertible subordinated debentures due January 10, 2015. The Series D redemption was financed principally by the proceeds from the issuance of long-term notes and debentures.

4.  SEGMENT INFORMATION

     Information as to the operations of Time Warner and the Entertainment Group in different business segments is set forth below:

                                                            Three Months
                                                          Ended March 31,
                                                           1994       1993
                                                             (millions)
Revenues
Time Warner:
Publishing                                               $  751      $  731
Music                                                       812         795
Intersegment elimination                                     (5)         (7)

Total                                                    $1,558      $1,519

Entertainment Group:
Filmed Entertainment                                     $1,083      $  917
Programming - HBO                                           362         359
Cable                                                       551         546
Intersegment elimination                                    (69)        (64)

Total                                                    $1,927      $1,758









                                                              Three Months
                                                            Ended March 31,
                                                           1994        1993
                                                              (millions)
Operating income
Time Warner:
Publishing                                               $   50      $   38
Music                                                        62          74

Total                                                    $  112      $  112

Entertainment Group:
Filmed Entertainment                                     $   66      $   57
Programming - HBO                                            56          51
Cable                                                        84         102

Total                                                    $  206      $  210


                                                            Three Months
                                                          Ended March 31,
                                                          1994         1993
                                                            (millions)
Depreciation and amortization (a)
Time Warner:
Publishing                                               $   20      $   18
Music                                                        85          86

Total                                                    $  105     $   104

Entertainment Group:
Filmed Entertainment                                     $   51      $   49
Programming - HBO                                             5           4
Cable                                                       160         153

Total                                                    $  216      $  206


(a) Depreciation and amortization includes all amortization relating to the acquisition of Warner Communications Inc. ("WCI") in 1989, the acquisition of the American Television and Communications Corporation ("ATC") minority interest in 1992 and other business combinations accounted for by the purchase method.

5.  ADDITIONAL FINANCIAL INFORMATION

     Additional financial information is as follows:
                                                              Three Months
                                                            Ended March 31,
                                                            1994        1993
                                                               (millions)

Interest expense                                           $ 182       $ 117
Cash payments made for interest                              183          19
Cash payments made for income taxes                           54          49
Income tax refunds received                                   34          34

     Interest expense includes the net amount of payments made and received under interest rate swap agreements. At March 31, 1994, Time Warner had contracts to pay floating rates of interest (average rate of 3.8%) and receive fixed rates of interest (average rate of 5.5%) on $2.8 billion notional amount of indebtedness over an average remaining term of four years. $180 million was realized from the securitization of receivables during the three months ended March 31, 1994.

                          TIME WARNER INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

     Time Warner had revenues of $1.558 billion, a net loss of $51 million and a net loss after preferred dividends of $54 million ($.14 per common share) for the three months ended March 31, 1994, compared to revenues of $1.519 billion, a net loss of $15 million and a net loss after preferred dividend requirements of $124 million ($.33 per common share) for the three months ended March 31, 1993. Interest expense at Time Warner increased and income tax expense and preferred dividends decreased in 1994 as a result of a full-quarter's effect of the redemption of the Series D preferred stock in February 1993 and the exchange of the Series C preferred stock for debentures as of April 1, 1993.

     Time Warner's 1994 results include $45 million of pretax income from its equity in the results of the Entertainment Group, compared to $108 million of pretax income in the first three months of 1993. The Entertainment Group had a one-time gain from the sale of certain assets in 1993 that was substantially offset by investment reserves included in Time Warner's other expenses.

     The relationship between income before income taxes and income tax expense of Time Warner is principally affected by the amortization of excess of cost over net assets acquired and certain other financial statement expenses that are not deductible for income tax purposes. Income tax expense of Time Warner includes all income taxes related to its allocable share of partnership income and its equity in the income tax expense of corporate subsidiaries of the Entertainment Group.

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

     EBITDA for Time Warner and the Entertainment Group for the three months ended March 31, 1994 and 1993 is as follows:











                                                           Three Months
                                                          Ended March 31,
                                                          1994        1993
                                                            (millions)
TIME WARNER:

Publishing                                             $  70         $  56
Music                                                    147           160

Total                                                  $ 217         $ 216

ENTERTAINMENT GROUP:

Filmed Entertainment                                   $ 117         $ 106
Programming - HBO                                         61            55
Cable                                                    244           255

Total                                                  $ 422         $ 416

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


TIME WARNER

     PUBLISHING. Revenues increased to $751 million compared to $731 million in the first quarter of 1993. Operating income increased to $50 million from $38 million. Depreciation and amortization amounted to $20 million in the first quarter of 1994 and $18 million in the first quarter of 1993. EBITDA increased to $70 million from $56 million. Revenues benefited from increases in both magazine circulation and advertising revenues, offset in part by lower book publishing revenues. All major magazine titles achieved circulation revenue gains. Magazine advertising revenue gains were led by PEOPLE and its 20th Anniversary issue and SPORTS ILLUSTRATED, which benefited from its Winter Olympics coverage. EBITDA increased and operating margins improved principally as a result of the revenue gains and cost containment.

     MUSIC. Revenues increased to $812 million compared to $795 million in the first quarter of 1993. Operating income decreased to $62 million from $74 million. Depreciation and amortization, including amortization related to the purchase of WCI, amounted to $85 million in the first quarter of 1994 and $86 million in the first quarter of 1993. EBITDA declined to $147 million from $160 million. Revenues from domestic recorded music distributed through retail stores decreased because of lower music catalog sales. International recorded music revenues increased, benefiting from increased unit sales of compact discs. Worldwide revenues from Warner/Chappell Music Publishing also increased. EBITDA decreased primarily as a result of lower domestic recorded music catalog sales and start-up costs for new business ventures in cable music programming and direct marketing.

     INTEREST AND OTHER, NET. Interest and other, net, decreased to $158 million in the first quarter of 1994 compared to $160 million in the first quarter of 1993. Interest expense increased to $182 million compared to $117 million, primarily as a result of higher debt levels associated with the 1993
redemption and exchange of preferred stock.   There was other income, net, of
$24 million in the first quarter of 1994 compared to other expense, net, of $43 million in 1993, principally because of an increase in investment related income. Other expenses also include reductions in the carrying value of certain investments that were taken in both periods. Amortization of the excess of the General Partners' interest in the net assets of TWE over the net book value of their investment in TWE contributed $18 million to investment related income in the first quarter of 1994, compared to $4 million in 1993, as a result of the admission of a subsidiary of U S WEST, Inc. to the partnership in September 1993 (the "USW Transaction").

ENTERTAINMENT GROUP

     FILMED ENTERTAINMENT. Revenues increased to $1.083 billion compared to $917 million in the first quarter of 1993. Operating income increased to $66 million from $57 million. Depreciation and amortization, including amortization related to the purchase of WCI, amounted to $51 million in the first quarter of 1994 and $49 million in the first quarter of 1993. EBITDA increased to $117 million from $106 million. The revenue growth resulted primarily from increases in domestic theatrical and worldwide home video revenues. EBITDA benefited from the revenue gains.

     PROGRAMMING-HBO. Revenues increased to $362 million compared to $359 million in the first quarter of 1993. Operating income increased to $56 million from $51 million. Depreciation and amortization amounted to $5 million in the first quarter of 1994 and $4 million in the first quarter of 1993. EBITDA increased to $61 million from $55 million. Revenues benefited from an increase in subscribers and higher pay-TV rates. EBITDA benefited and operating margins improved principally as a result of the revenue gains and a smaller loss from the COMEDY CENTRAL joint venture, offset in part by losses from the start-up of international pay-TV ventures.

     CABLE. Revenues increased to $551 million compared to $546 million in the first quarter of 1993. Operating income decreased to $84 million from $102 million. Depreciation and amortization, including amortization related to the purchase of WCI and the acquisition of the ATC minority interest, amounted to $160 million in the first quarter of 1994 and $153 million in the first quarter of 1993. EBITDA declined to $244 million from $255 million. Revenues and operating results in the first quarter of 1994 were adversely affected by the initial round of cable rate regulation that went into effect on September 1, 1993, which in general reduced rates cable operators, including Time Warner Cable, can charge for regulated services. In addition, benefits achieved in the current quarter from an increase in subscribers and nonregulated revenues such as advertising and pay-per-view were largely offset by annual increases in nonvariable expenses.

     On March 30, 1994, the Federal Communications Commission released revised rules for determining rates for regulated services that will have an additional adverse effect on revenues and operating results after they go into effect on July 14, 1994. Actions undertaken to mitigate the impact of rate regulation include a hiring freeze to reduce the cable workforce, additional measures to reduce operating expenses, a $100 million cut in capital expenditures previously budgeted for 1994 and a continued emphasis on near and long-term strategies to increase revenues from unregulated services.

     INTEREST AND OTHER, NET. Interest and other, net, increased to $146 million compared to $87 million in the first quarter of 1993. Interest expense decreased to $137 million compared to $142 million, principally because the increased cost of the long-term notes and debentures issued to reduce TWE floating rate LIBOR based bank debt was more than offset by savings from the retirement of debt of Six Flags Entertainment Corporation in the third quarter of 1993 and a decrease in the amortization of the costs incurred in prior years to terminate certain interest-rate swap agreements. There was other expense, net, of $9 million in the first quarter of 1994 compared to other income, net, of $55 million in 1993 that resulted from the one-time gain on the sale of certain assets. Other expenses in 1994 were partially offset by interest income on the cash balances and interest-bearing note receivable ("USW Note") arising from the USW Transaction.


FINANCIAL CONDITION AND LIQUIDITY
MARCH 31, 1994

TIME WARNER

     Time Warner's financial condition was essentially unchanged from year end 1993. There was $9.4 billion of debt and $1.3 billion of equity at March 31, 1994 compared to $9.4 billion of debt and $1.4 billion of equity at December 31, 1993. Cash and equivalents were $348 million at March 31, 1994 compared to $200 million at December 31, 1993, resulting in debt-net-of-cash amounts of $9 billion and $9.2 billion at such dates. Substantially all of Time Warner's debt at March 31, 1994 consisted of long-term fixed-rate or zero coupon obligations, approximately $2.8 billion of which was effectively converted to a floating rate basis through the use of interest rate swap agreements.

     Cash provided by operations of $247 million in the first quarter of 1994 was aided by the securitization of $180 million of receivables and reflects $183 million of interest payments, $20 million of income taxes and other working capital requirements, compared to $148 million of cash provided by operations in the first quarter of 1993, after $19 million of interest payments, $15 million of income taxes and working capital requirements. Cash flows used in investing activities in the first quarter of 1994, excluding investment proceeds, were $67 million compared to $85 million in 1993. Cash dividends paid decreased to $33 million in the first quarter of 1994 compared to $135 million in 1993, principally as a result of the redemption and exchange of preferred stock in 1993.

     Time Warner has no claim on the assets and cash flows of TWE except through the payment of certain fees and reimbursements, cash distributions and loans. Distributions from TWE of $125 million are expected to be received by Time Warner or the General Partners during 1994, primarily because of tax-related distributions.

     During 1994, Time Warner entered into a credit agreement with TWE which provides for up to $400 million of borrowings by Time Warner through September 15, 2000. $250 million was borrowed under the credit agreement in April 1994 and used to repay a like principal amount of 5.2% notes at their maturity. Available credit under the facility is intended to be used to refinance $125 million aggregate principal amount of 9.5% notes upon their maturity on November 1, 1994.

     Management believes that 1994 operating cash flow, cash and marketable securities and additional borrowing capacity are sufficient to meet Time Warner's liquidity needs without distributions and loans from TWE above those permitted by existing agreements.





ENTERTAINMENT GROUP

     The financial condition of the Entertainment Group companies, principally TWE, remained essentially unchanged from year end 1993. TWE had $7.1 billion of long-term debt at March 31, 1994, $1.6 billion of General Partners' Senior Capital and $6.1 billion of partners' capital (net of the $1 billion uncollected portion of the USW Note), compared to $7.1 billion of long-term debt, $1.5 billion of General Partners' Senior Capital and $6 billion of partners' capital at December 31, 1993. Cash and equivalents were $1.4 billion at March 31, 1994, compared to $1.3 billion at December 31, 1993, reducing the debt-net-of-cash amounts to $5.7 billion and $5.8 billion, respectively.

     Cash provided by the operations of the Entertainment Group in the first quarter of 1994 amounted to $352 million, after $143 million of interest payments, $13 million of income taxes and working capital requirements, compared to cash from operations of $377 million in the first quarter of 1993, after $92 million of interest payments, $13 million of income taxes and working capital requirements. Capital expenditures increased to $241 million in the first quarter of 1994 compared to $101 million in 1993. Capital spending by Time Warner Cable is expected to be much greater this year as long-term growth in revenue from unregulated services largely depends on fiber-optic upgrades of its plant.

     Management believes that 1994 operating cash flow, cash and equivalents, the USW note and additional borrowing capacity are sufficient to meet the capital and liquidity needs of TWE, and to fund loans to Time Warner.

     Warner Bros.' backlog, representing the amount of future revenue not yet recorded from cash contracts for the licensing of films for pay and basic cable, network and syndicated television exhibition amounted to $788 million at March 31, 1994 compared to $724 million at December 31, 1993 (including amounts relating to HBO of $168 million at March 31, 1994 and $178 million at December 31, 1993). The backlog excludes advertising barter contracts.

              TIME WARNER ENTERTAINMENT COMPANY, L.P.
                 CONSOLIDATED BALANCE SHEET
                       (Unaudited)

                                                 March 31,      December 31,
                                                    1994            1993
                                                          (millions)
ASSETS
Current assets
Cash and equivalents                             $ 1,446             $ 1,338
Receivables, including $218 and
  $257 due from Time Warner,
  less allowances of $282 and $257                 1,182               1,313
Inventories                                          906                 980
Prepaid expenses                                     210                 114

Total current assets                               3,744               3,745

Noncurrent inventories                             1,775               1,760
Property, plant and equipment, net                 3,228               3,100
Excess of cost over net assets
  acquired                                         4,520               4,560
Cable television franchises                        3,404               3,510
Other assets                                       1,333               1,288

Total assets                                     $18,004             $17,963

LIABILITIES AND PARTNERS' CAPITAL
Current Liabilities
Accounts payable                                 $   363             $   366
Participations and programming
   costs                                             841                 770
Other current liabilities,
  including $108 and $108 of
  distributions due to Time Warner                 1,042               1,129

Total current liabilities                          2,246               2,265

Long-term debt                                     7,145               7,125
Other long-term liabilities,
  including $373 and $439 of
  distributions due to Time Warner                   971               1,037
General Partners' Senior Capital                   1,567               1,536

Partners' capital
Contributed capital                                7,398               7,398
Undistributed partnership
  earnings (deficit)                                (318)               (393)
Note receivable from USW                          (1,005)             (1,005)
Total partners' capital                            6,075               6,000

Total liabilities and partners'
   capital                                       $18,004             $17,963

See accompanying notes.

              TIME WARNER ENTERTAINMENT COMPANY, L.P.
                 CONSOLIDATED STATEMENT OF OPERATIONS
                          (Unaudited)
                                                           Three Months
                                                           Ended March 31,
                                                         1994         1993
                                                            (millions)

Revenues (b)                                            $1,919         $1,757

Cost of revenues (a)(b)                                  1,343          1,232
Selling, general and administrative (a)(b)                 373            317

Operating expenses                                       1,716          1,549

Business segment operating income                          203            208
Interest and other, net (b)                               (136)           (86)
Corporate services (b)                                     (15)           (15)

Income before income taxes                                  52            107
Income taxes                                                (4)           (14)

Net income                                               $  48         $   93

__________________
(a)  Includes depreciation and amortization
     expense of:                                         $ 213         $  205

(b) Includes the following income (expenses) resulting from transactions with the partners of TWE and their affiliates (Note 6):

Selling, general and administrative                      $ (17)        $  (13)
Corporate services                                         (15)           (15)


In addition, includes the following income (expenses) resulting from transactions with equity affiliates of TWE or Time Warner (Note 6):

Revenues                                                 $   9         $   28
Cost of revenues                                           (12)            (9)
Selling, general and administrative                          5              7




See accompanying notes.

                TIME WARNER ENTERTAINMENT COMPANY, L.P.
                  CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Unaudited)

                                                             Three Months
                                                            Ended March 31,
                                                            1994      1993
                                                               (millions)
OPERATIONS
Net income                                                 $  48       $  93
Adjustments for noncash and nonoperating items:
Depreciation and amortization                                213         205
Changes in operating assets and liabilities                   81          79

Cash provided by operations                                  342         377

INVESTING ACTIVITIES
Investments and acquisitions                                 (29)       (101)
Capital expenditures                                        (239)       (101)
Investment proceeds                                           31          99

Cash used by investing activities                           (237)       (103)

FINANCING ACTIVITIES
Increase (decrease) in debt                                   17        (148)
Capital distributions                                        (14)         (2)
Other                                                          -          (9)

Cash provided (used) by financing activities                   3        (159)

INCREASE IN CASH AND EQUIVALENTS                           $ 108       $ 115



See accompanying notes.

                   TIME WARNER ENTERTAINMENT COMPANY, L.P.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.  BASIS OF PRESENTATION

     Time Warner Entertainment Company, L.P., a Delaware limited partnership ("TWE"), owns and operates substantially all of the Filmed Entertainment, Programming-HBO and Cable businesses previously owned by Time Warner Inc. ("Time Warner"). The general partners of TWE, subsidiaries of Time Warner ("General Partners"), collectively hold 63.27% pro rata priority capital and residual equity partnership interests in TWE, and certain priority capital interests senior ("General Partners' Senior Capital") and junior to the pro rata priority capital interests, which they received for the net assets, or the rights to cash flows, they contributed to the partnership at the capitalization of TWE; and the limited partners, subsidiaries of U S WEST, Inc. ("USW"), ITOCHU Corporation and Toshiba Corporation, hold 25.51%, 5.61% and 5.61% pro rata priority capital and residual equity partnership interests, respectively. The TWE partnership agreement provides for special allocations of income, loss and distributions of partnership capital, including priority distributions in the event of liquidation.

     The accompanying financial statements are unaudited but in the opinion of management contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the financial position and the results of operations and cash flows for the periods presented, in conformity with generally accepted accounting principles applicable to interim periods. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of TWE for the year ended December 31, 1993.

2.  INVENTORIES

     Inventories consist of:

                                    March 31, 1994          December 31, 1993
                                Current   Noncurrent      Current   Noncurrent
                                                   (millions)
Film costs:
   Released, less amortization    $  537      $  320        $  604      $  318
   Completed and not released         93          16           140          23
   In process and other               20         365             7         340
   Library, less amortization          -         808             -         821

Programming costs,
   less amortization                 164         266           147         258
Other                                 92          -             82          -

Total                             $  906      $1,775       $   980      $1,760










3.  LONG-TERM DEBT

     Long-term debt consists of:
                                                    March 31,     December 31,
                                                      1994           1993
                                                          (millions)

Bank credit agreement, weighted average interest
rates of 4.5% and 4.2%                               $2,650           $2,425
Commercial paper, weighted average interest
rates of 3.9% and 3.8%                                  549              772
Publicly held notes and debentures                    3,895            3,892
Other                                                    51               36

Total                                                $7,145           $7,125

     Each General Partner has guaranteed a pro rata portion of substantially all of TWE's debt and accrued interest thereon based on the relative fair value of the net assets each General Partner contributed to TWE. Such indebtedness is recourse to each General Partner only to the extent of its guarantee.

4.  PARTNERS' CAPITAL

     Changes in partners' capital were as follows:

                                                           Three Months
                                                          Ended March 31,
                                                         1994        1993
                                                             (millions)

Balance at beginning of year                             $6,000       $6,437
Net income                                                   48           93
Distributions                                               (61)        (131)
Reduction of stock option distribution liability            113           -
Allocation of income to General Partners' Senior Capital    (31)          -
Other                                                         6           1

Balance at March 31                                      $6,075       $6,400

     During the three months ended March 31, 1994 and 1993, TWE accrued distributions of $48 million and $63 million, respectively, that are required under the partnership agreement to reimburse the partners for income taxes at statutory rates based on their allocable share of taxable income. Approximately $108 million of accrued tax distributions at March 31, 1994 is permitted to be paid in 1994.

     TWE distributions also are required to reimburse Time Warner for its stock options granted to employees of TWE generally based upon the amount by which the market price of Time Warner common stock exceeds the option exercise price on the exercise date. TWE adjusts its stock option liability with respect to unexercised options at the end of each accounting period based on the market price of Time Warner common stock at such dates. During the three months ended March 31, 1994, TWE reduced its stock option liability by $113 million as a result of a decline in the market price of Time Warner common stock to $38.75, resulting in a corresponding credit to partners' capital.










5.  SEGMENT INFORMATION

     Information as to the operations of TWE in different business segments is as set forth below:
                                                           Three Months
                                                          Ended March 31,
                                                          1994        1993
                                                            (millions)
REVENUES
Filmed Entertainment                                    $1,081        $  916
Programming - HBO                                          358           359
Cable                                                      549           546
Intersegment elimination                                   (69)          (64)

Total                                                   $1,919        $1,757

                                                           Three Months
                                                          Ended March 31,
                                                          1994        1993
                                                            (millions)
Operating income
Filmed Entertainment                                    $    61      $    55
Programming - HBO                                            57           51
Cable                                                        85          102

Total                                                   $   203      $   208


                                                             Three Months
                                                            Ended March 31,
                                                           1994         1993
                                                               (millions)
Depreciation and amortization (a)
Filmed Entertainment                                    $    50      $    48
Programming - HBO                                             4            4
Cable                                                       159          153

Total                                                   $   213      $   205

_______________
(a) Depreciation and amortization includes amortization relating to the acquisition of Warner Communications Inc. ("WCI") in 1989, the acquisiton of the American Television and Communications Corporation ("ATC") minority interest in 1992 and other business combinations accounted for by the purchase method.

6.   RELATED PARTIES

     In the normal course of conducting its businesses, TWE has had various transactions with its partners and their affiliates, generally on terms resulting from a negotiation among the affected parties that in managements' view results in reasonable allocations. Time Warner may borrow up to $400 million from TWE through September 15, 2000 pursuant to a credit agreement both parties entered into during 1994, provided TWE remains in compliance with its bank credit agreement. Outstanding loans to Time Warner will earn interest at LIBOR plus 1% per annum. $250 million was loaned to Time Warner under this facility in April 1994. During the three months ended March 31, 1994, TWE paid $37 million in connection with the receipt of an undivided beneficial interest in certain shared assets previously owned by subsidiaries of Time Warner, and acquired interests in new assets with Time Warner for which TWE's share of the cost was $31 million.

7.  ADDITIONAL FINANCIAL INFORMATION

     Additional financial information is as follows:
                                                              Three Months
                                                             Ended March 31,
                                                             1994       1993
                                                                (millions)

Interest expense                                           $ 135       $  141
Cash payments made for interest                              143           92
Cash payments made for income taxes                           13           13
Borrowings                                                   244        1,061
Repayments                                                   227        1,209

              TIME WARNER ENTERTAINMENT COMPANY, L.P.
                MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

     TWE had revenues of $1.919 billion and net income of $48 million for the three months ended March 31, 1994, compared to revenues of $1.757 and net income of $93 million for the three months ended March 31, 1993. The 1993 results included a one-time gain from the sale of certain assets.

     As a U.S. partnership, TWE is not subject to U.S. federal and state income taxation. Income and withholding taxes of $4 million and $14 million in the three months ended March 31, 1994 and 1993, respectively, have been provided in respect of the operations of TWE's domestic and foreign subsidiary corporations.

     Other factors affecting comparative operating results are discussed below on a business segment basis. That discussion includes, among other factors, an analysis of changes in the operating income of the business segments before depreciation and amortization ("EBITDA") because the operating income of certain businesses has been affected by significant amounts of purchase price amortization from Time Warner's $14 billion acquisition of WCI in 1989, the $1.3 billion acquisition of the ATC minority interest in 1992 and other business combinations accounted for by the purchase method.

     EBITDA for TWE for the three months ended March 31, 1994 and 1993 is as follows:









                                                             Three Months
                                                            Ended March 31,
                                                           1994         1993
                                                              (millions)

Filmed Entertainment                                      $111          $103
Programming - HBO                                           61            55
Cable                                                      244           255

Total                                                     $416          $413

     While many financial analysts consider EBITDA to be an important measure of comparative operating performance for the businesses of TWE, it should be considered in addition to, but not as a substitute for, or superior to, operating income, net income, cash flow and other measures of financial performance reported in accordance with generally accepted accounting principles.

     FILMED ENTERTAINMENT. Revenues increased to $1.081 billion compared to $916 million in the first quarter of 1993. Operating income increased to $61 million from $55 million. Depreciation and amortization, including amortization related to the purchase of WCI, amounted to $50 million in the first quarter of 1994 and $48 million in the first quarter of 1993. EBITDA increased to $111 million from $103 million. The revenue growth resulted primarily from increases in domestic theatrical and worldwide home video revenues. EBITDA benefited from the revenue gains.

     PROGRAMMING-HBO. Revenues were $358 million compared to $359 million in the first quarter of 1993. Operating income increased to $57 million from $51 million. Depreciation and amortization amounted to $4 million in each of the first quarter of 1994 and 1993. EBITDA increased to $61 million from $55 million. Revenues benefited from an increase in subscribers and higher pay-TV rates, which was offset by the loss of transmission revenues related to the assets and operations that were distributed to the General Partners in connection with the admission of USW to the partnership in September 1993. EBITDA benefited principally as a result of the increase in pay-TV revenues and a smaller loss from the COMEDY CENTRAL joint venture, offset in part by losses from the start-up of international pay-TV ventures.

     CABLE. Revenues increased to $549 million compared to $546 million in the first quarter of 1993. Operating income decreased to $85 million from $102 million. Depreciation and amortization, including amortization related to the purchase of WCI and the acquisition of the ATC minority interest, amounted to $159 million in the first quarter of 1994 and $153 million in the first quarter of 1993. EBITDA declined to $244 million from $255 million. Revenues and operating results in the first quarter of 1994 were adversely affected by the initial round of cable rate regulation that went into effect on September 1, 1993, which in general reduced rates cable operators, including Time Warner Cable, can charge for regulated services. In addition, benefits achieved in the current quarter from an increase in subscribers and nonregulated revenues such as advertising and pay-per-view were largely offset by annual increases in nonvariable expenses.

     On March 30, 1994, the Federal Communications Commission released revised rules for determining rates for regulated services that will have an additional adverse effect on revenues and operating results after they go into effect on July 14, 1994. Actions undertaken to mitigate the impact of rate regulation include a hiring freeze to reduce the cable workforce, additional measures to reduce operating expenses, a $100 million cut in capital expenditures previously budgeted for 1994 and a continued emphasis on near and long-term strategies to increase revenues from unregulated services.

     INTEREST AND OTHER, NET. Interest and other, net, increased to $136 million compared to $86 million in the first quarter of 1993. Interest expense decreased to $135 million compared to $141 million, principally because the increased cost of the long-term notes and debentures issued to reduce TWE floating rate LIBOR based bank debt was more than offset by savings from the retirement of debt of Six Flags Entertainment Corporation in the third quarter of 1993 and a decrease in the amortization of the costs incurred in prior years to terminate certain interest-rate swap agreements. There was other expense, net, of $1 million in the first quarter of 1994 compared to other income, net, of $55 million in 1993 that resulted from the one-time gain on the sale of certain assets. Other expenses in 1994 were partially offset by interest income on the cash balances and interest-bearing note receivable ("USW Note") arising from the admission of USW to the partnership in September 1993.

FINANCIAL CONDITION AND LIQUIDITY
MARCH 31, 1994

     The financial condition of TWE remained essentially unchanged from year end 1993. TWE had $7.1 billion of long-term debt at March 31, 1994, $1.6 billion of General Partners' Senior Capital and $6.1 billion of partners' capital (net of the $1 billion uncollected portion of the USW Note), compared to $7.1 billion of long-term debt, $1.5 billion of General Partners' Senior Capital and $6 billion of partners' capital at December 31, 1993. Cash and equivalents were $1.4 billion at March 31, 1994, compared to $1.3 billion at December 31, 1993, reducing the debt-net-of-cash amounts to $5.7 billion and $5.8 billion, respectively.

     Cash provided by TWE's operations in the first quarter of 1994 amounted to $342 million, after $143 million of interest payments, $13 million of income taxes and working capital requirements, compared to cash from operations of $377 million in the first quarter of 1993, after $92 million of interest payments, $13 million of income taxes and working capital requirements.
Capital expenditures increased to $239 million in the first quarter of 1994 compared to $101 million in 1993. Capital spending by Time Warner Cable is expected to be much greater this year as long-term growth in revenue from unregulated services largely depends on fiber-optic upgrades of its plant.

     During 1994, TWE entered into a credit agreement with Time Warner which provides for up to $400 million of loans to Time Warner through September 15, 2000. Management believes that 1994 operating cash flow, cash and equivalents, the USW note and additional borrowing capacity are sufficient to meet the capital and liquidity needs of TWE, and to fund loans to Time Warner.

     Warner Bros.' backlog, representing the amount of future revenue not yet recorded from cash contracts for the licensing of films for pay and basic cable, network and syndicated television exhibition amounted to $788 million at March 31, 1994 compared to $724 million at December 31, 1993 (including amounts relating to HBO of $168 million at March 31, 1994 and $178 million at December 31, 1993). The backlog excludes advertising barter contracts.

                              PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings.

      Reference is made to the litigation entitled IN RE TIME WARNER INC. SECURITIES LITIGATION described on page I-41 of Time Warner's Annual Report on Form 10-K for the year ended December 31, 1993 (the "Form 10-K"). On April 4, 1994, the U.S. Supreme Court denied defendants' petition for a writ of certiorari and plaintiffs' cross-petition.

     Reference is made to the description of the preliminary investigation being conducted by the Dallas Regional Office of the Federal Trade Commission appearing on page I-42 of the Form 10-K. More recently, the Federal Trade Commission issued a subpoena to take the deposition of a former WEA executive as part of an investigation to determine whether members of the pre-recorded music distribution industry fixed prices or engaged in concerted activities to limit the availability of co-op advertising or promotional funds to retailers who sell used compact discs or who advertise prices of compact discs below specified levels.

Item 6.     Exhibits and Reports on Form 8-K.

    (a)     Exhibits.
            99.1  Summarized financial information of Paragon Communications.

    (b)     Reports on Form 8-K.
            Time Warner filed a report on Form 8-K dated January 20, 1994, reporting in Item 5 the declaration of a dividend of one Right for each outstanding share of Time Warner Common Stock, which, when it becomes exercisable, will entitle the registered holder to purchase from Time Warner one one-thousandth (1/1,000th) of a share of Time Warner Series A Participating Cumulative Preferred Stock, par value $1.00 per share, at a price of $150.

                          TIME WARNER INC.

                                SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Time Warner Inc.
                                        (Registrant)



                                   By:     /s/ Bert W. Wasserman
                                   Name: Bert W. Wasserman
                                   Title: Executive Vice President and
                                              Chief Financial Officer







Dated:  May 13, 1994

                                  EXHIBIT INDEX

                           Pursuant to Item 601 of Regulation S-K



Exhibit
Number             Description

99.1      Summarized Financial Information of Paragon Communications.