Form 10-K/A
period 1993-12-31
TIME WARNER INC
filed 1994-06-28
CIK 736157

SECURITIES AND EXCHANGE COMMISSION
                     Washington D.C.  20549



                          FORM 10-K/A

                         Amendment No. 1

                               to

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1993.

Commission file number 1-8637



TIME WARNER INC.
(Exact name of registrant as specified in its charter)



        Delaware                         13-1388520
(State or other jurisdiction of        (I.R.S. Employer
incorporation or organization)        Identification No.)

75 Rockefeller Plaza, New York, NY           10019
(Address of principal executive offices)      (Zip Code)



Registrant's telephone number, including area code: (212) 484-8000

     The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its 1993 Annual Report on Form 10-K as set forth herein:

     Item 14 and Exhibit Index.

     The list of exhibits set forth in, and incorporated by reference from, the Exhibit Index, is amended to include the following additional exhibits, filed herewith:

          99.2  Annual Report on Form 11-K of the Time Warner
                Thrift Plan for the year ended December 31, 1993.

          99.3  Annual Report on Form 11-K of the Time Warner
                Employees' Savings Plan for the year ended
                December 30, 1993.

          99.4 Annual Report on Form 11-K of the Time Warner Cable Employees Savings Plan for the year ended December 31, 1993.

          99.5  Annual Report on Form 11-K of the Paragon
                Communications Employees Stock Savings Plan for the year ended December 31, 1993.





                            SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                                   TIME WARNER INC.
                                     (Registrant)



Date:  June 27, 1994               By:  /s/Bert W. Wasserman
                                        Bert W. Wasserman
                                        Executive Vice President
                                        and Chief Financial Officer

                           EXHIBIT INDEX


                                                            Sequential
Exhibit                                                        Page
Number         Description                                    Number
- - -----------------------------------------------------------------------
3.(i)(a)  Restated Certificate of Incorporation of the             *
          Registrant as filed with the Secretary of State of the State of Delaware on May 26, 1993 (which is incorporated herein by reference to Exhibit
          3 to the Registrant's Quarterly Report on Form
          10-Q for the quarter ended June 30, 1993 (the
           "June 1993 Form 10-Q").

3.(i)(b)  Certificate of Ownership and Merger merging
          TWE Holdings Inc. into Time Warner Inc. as filed with the Secretary of State of the State of Delaware on September 24, 1993.

3.(1)(c)  Certificate of the Voting Powers, Designations,
          Preferences and Relative Participating, Optional and Other Rights and Qualifications of Series A
          Participating Cumulative Preferred Stock of the
          Registrant as filed with the Secretary of State of the State of Delaware on January 26, 1994.

3.(ii)    By-laws of the Registrant, as amended through            *
          March 18, 1993 (which is incorporated herein by reference to Exhibit 3.3 to the Registrant's
          Annual Report on Form 10-K for the year ended
          December 31, 1992 (the "Registrant's 1992
          Form 10-K")).

4.1       Specimen Certificate of the Registrant's Common          *
          Stock (which is incorporated herein by reference to Exhibit 4.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 (the "Registrant's 1991 Form 10-K")).

4.2       Specimen Certificate of Series B 6.4% Preferred          *
          Stock of the Registrant (which is incorporated herein by reference to Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1990).

4.3       Indenture dated as of March 15, 1993 between             *
          the Registrant and Chemical Bank, as Trustee, relating to the 8 3/4% Convertible Subordinated
          Debentures due 2015 of the Registrant (which is incorporated herein by reference to Exhibit
          4.4 to the Registrant's 1992 Form 10-K).

4.4       Specimen Certificate of the Registrant's                 *
          8 3/4% Convertible Subordinated Debentures due 2015 (which is incorporated herein by reference to Exhibit 4.5 to the Registrant's
          1992 Form 10-K).

4.5       Rights Agreement dated as of January 20, 1994            *
          between the Registrant and Chemical Bank, as Rights Agent (which is incorporated herein by reference to Exhibit 4(a) to the Registrant's
          Current Report on Form 8-K dated January 20,
          1994).

4.6       Indenture dated as of April 30, 1992, as                 *
          amended by the First Supplemental Indenture, dated as of June 30, 1992, among Time Warner
          Entertainment Company, L.P. ("TWE"), the
          Registrant, certain of its subsidiaries party thereto and The Bank of New York, as Trustee
          (which is incorporated herein by reference to Exhibits 10(g) and 10(h) to the Registrant's
          Current Report on Form 8-K dated July 14, 1992).

4.7       Second Supplemental Indenture, dated as of               *
          December 9, 1992, among TWE, the Registrant, certain of its subsidiaries party thereto and The Bank of New York, as Trustee (which is incorporated herein by reference to Exhibit
          4.2 to Amendment No. 1 to the Registration
          Statement on Form S-4 Reg. No. 33-67688 of
          TWE filed with the Commission on October 25, 1993 (the "1993 TWE S-4")).

4.8       Third Supplemental Indenture, dated as of                *
          October 12, 1993, among TWE, the Registrant, certain of its subsidiaries party thereto and The Bank of New York, as Trustee (which is incorporated herein by reference to Exhibit
          4.3 to the 1993 TWE S-4).

4.9       Fourth Supplemental Indenture, dated as of               *
          March 29, 1994, among TWE, the Registrant, certain of its subsidiaries party thereto and The Bank of New York, as Trustee
          (which is incorporated herein by reference to Exhibit 4.4 to TWE's Annual Report on
          Form 10-K for the year ended December 31, 1993 (the "TWE's 1993 Form 10-K")).

4.10      Indenture, dated as of October 15, 1985,                 *
          between the Registrant and Marine Midland
          Bank, N.A., as successor Trustee (which is incorporated herein by reference to Exhibit
          4(a) to the Registrant's Registration
          Statement on Form S-3 Reg. No. 33-724
          filed with the Commission on October 8, 1985).

4.11      Indenture dated as of October 15, 1992,                  *
          as amended by the First Supplemental
          Indenture dated as of December 15, 1992, as supplemented by the Second Supplemental
          Indenture dated as of January 15, 1993,
          between the Registrant and Chemical Bank, as Trustee (which is incorporated herein by reference to Exhibit 4.10 to the Registrant's 1992 Form 10-K).

4.12      Indenture dated as of January 15, 1993,                  *
          between the Registrant and Chemical Bank, as Trustee (which is incorporated herein by reference to Exhibit 4.11 to the Registrant's
          1992 Form 10-K).

4.13      First Supplemental Indenture dated as of                 *
          June 15, 1993, between the Registrant and
          Chemical Bank, as Trustee, to the Indenture dated as of January 15, 1993 between the Registrant and Chemical Bank, as Trustee, including as Exhibit A the Form of Liquid
          Yield Option Note due 2013 (which is
          incorporated herein by reference to Exhibit 4 to the Registrant's June 1993 Form 10-Q).

10.1      Time Warner 1981 Stock Option Plan, as                   *
          amended through May 14, 1991 (which is
          incorporated herein by reference to Exhibit
          10.1 to the Registrant's 1991 Form 10-K).

10.2      Time Warner 1986 Stock Option Plan, as                   *
          amended through May 14, 1991 (which is
          incorporated herein by reference to
          Exhibit 10.2 to the Registrant's 1991
          Form 10-K).

10.3      1988 Stock Incentive Plan of Time Warner                 *
          Inc., as amended through May 14, 1991
          (which is incorporated herein by reference to Exhibit 10.3 to the Registrant's 1991
          Form 10-K).

10.4      Time Warner 1989 Stock Incentive Plan, as                *
          amended through May 14, 1991 (which is
          incorporated herein by reference to Exhibit
          10.4 to the Registrant's 1991 Form
          10-K).

10.5      Time Warner 1989 WCI Replacement Stock Option            *
          Plan, as amended through May 14, 1991 (which is incorporated herein by reference to Exhibit
          10.5 to the Registrant's 1991 Form 10-K).

10.6      Time Warner 1989 Lorimar Non-Employee                    *
          Replacement Stock Option Plan, as amended through May 14, 1991 (which is incorporated herein by reference to Exhibit 10.6 to the Registrant's 1991 Form 10-K).

10.7      Time Warner 1987 Restricted Stock Plan,                  *
          as amended through May 14, 1991 which is incorporated herein by reference to Exhibit
          10.7 to the Registrant's 1991 Form 10-K).

10.8      Time Warner 1988 Restricted Stock Plan for
          Non-Employee Directors, as amended through
          November 18, 1993.

10.9      Deferred Compensation Plan for Directors of
          Time Warner, as amended through November 18,
          1993.

10.10     Time Warner Retirement Plan for Outside                  *
          Directors, as amended through September
          21, 1989 (which is incorporated herein
          by reference to Exhibit 10.10 to the
          Registrant's 1991 Form 10-K).

10.11     Amended and Restated Employment and Termination          *
          Agreement dated as of March 3, 1989, as amended and restated as of January 10, 1990, between the Registrant and J. Richard Munro (which is incorporated herein by reference to Exhibit
          10.26 to the Registrant's Annual Report on
          Form 10-K for the year ended December 31, 1989
          (the "Registrant's 1989 Form 10-K")).

10.12     Amended and Restated Employment Agreement                *
          dated as of November 15, 1990, between the Registrant and Gerald M. Levin (which is incorporated reference to Exhibit 10.26 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990 (the
          "Registrant's 1990 Form 10-K")).

10.13     Amended and Restated Employment Agreement                *
          made as of August 23, 1989, as amended on July 21, 1993, between WCI and the Registrant, on the one hand, and Bert W. Wasserman, on the other hand (which is incorporated herein by reference to Exhibit 10.1 to the Registrant's
          Quarterly Report on Form 10-Q for the quarter ended September 30, 1993).

10.14     Employment Agreement made as of September 19, 1990,      *
          between the Registrant and Peter R. Haje (which is incorporated herein by reference to Exhibit 10.29 to the Registrant's 1990 Form 10-K).

10.15     Employment Agreement effective as of January 1,
          1994, between the Registrant and David R. Haas.

10.16     Employment Agreement effective as of January 1,
          1994, between the Registrant and Tod R. Hullin.

10.17 Employment Agreement dated as of January 1, 1994, between the Registrant and Philip R. Lochner, Jr.

10.18     Employment Agreement dated as July 1, 1992, between      *
          the Registrant and Geoffrey W. Holmes (which is incorporated herein by reference to Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1992).

10.19     Employment Agreement dated as of February 1, 1992,       *
          between the Registrant and Timothy A. Boggs
          (which is incorporated herein by reference to Exhibit 10.2 to the Registrant's 1992 Form 10-K).

10.20     Travel and Accident Insurance Policy issued              *
          by INA Life Insurance Company of New York
          (which is incorporated herein by reference to Exhibit 10.44 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1988).

10.21     Amended and Restated Credit Agreement, dated as          *
          of June 23, 1992, among TWE, Bankers Trust Company and Chemical Bank, as Managing Agents, the Co-Agents and Agents named therein and the banks named therein (which is incorporated herein by reference to Exhibit 10(f) to the Registrant's Current Report on Form 8-K dated July 14, 1992 (the "July Form 8-K")).

 10.22    Amendment No. 1 to the Amended and Restated              *
          Credit Agreement, dated as of June 23, 1992, among TWE, Bankers Trust Company and Chemical
          Bank, as Managing Agents, the Co-Agents and
          Agents named therein and the banks named t herein (which is incorporated herein by reference to Exhibit 10.24 to the Registration Statement on Form S-4 Reg. No. 33-61338 of Six Flags
          Entertainment Corporation filed with the
          Commission on April 20, 1993).

10.23     Amendment No. 2 to the Amended and Restated              *
          Credit Agreement, dated as of June 23, 1992, among TWE, Bankers Trust Company and Chemical
          Bank, as Managing Agents, the Co-Agents and
          Agents named therein and the banks named therein
          (which is incorporated herein by reference to Exhibit 10.3 to the 1993 TWE S-4).

10.24     Amendment No. 3 to the Amended and Restated              *
          Credit Agreement, dated as of June 23, 1992, among TWE, Bankers Trust Company and Chemical
          Bank, as Managing Agents, the Agents and Co-Agents named therein and the banks named therein
          (which is incorporated herein by reference to Exhibit 10.4 to the 1993 TWE S-4).

10.25     Amendment No. 4 to the Amended and Restated              *
          Credit Agreement, dated as of June 23, 1992, among TWE, Bankers Trus Chemical Bank, as Managing
          Agents, the Agents and the Co-Agents named therein and the banks named therein (which is incorporated herein by reference to Exhibit 10.5 to TWE's
          1993 Form 10-K).

10.26     Agreement of Limited Partnership, dated as of            *
          October 29, 1992, as amended by the Letter
          Agreement, dated February 11, 1992, and the Letter
          Agreement dated June 23, 1992, among Time Warner and certain of its subsidiaries, ITOCHU Corporation and Toshiba Corporation (which is incorporated herein by reference to Exhibit (A) to the Registrant's
          Current Report on Form 8-K dated October 29, 1991 and Exhibits 10(b) and 10(c) to the Registrant's
          Current Report on Form 8-K dated July 14, 1992).

10.27     Admission Agreement, dated as of May 16, 1993,           *
          between TWE and U S WEST, Inc. (which is incorporated herein by reference to Exhibit 10(a) to TWE's
          Current Report on Form 8-K dated May 16, 1993).

10.28     Amendment Agreement, dated as of September 14, 1993,     *
          amending the TWE Partnership Agreement, as amended (which is incorporated herein by reference to Exhibit 3.2 to TWE's 1993 Form 10-K).

10.29     Letter Agreement, dated May 16, 1993, between            *
          Time Warner and ITOCHU Corporation (which is incorporated herein by reference to Exhibit 10(b) to TWE's Current Report on Form 8-K dated
          May 16, 1993).

10.30     Letter Agreement, dated May 16, 1993, between            *
          Time Warner and Toshiba Corporation (which is incorporated herein by reference to Exhibit 10(c) to TWE's Current Report on Form 8-K dated
          May 16, 1993).

10.31     Option Agreement, dated as of September 15, 1993,        *
          between TWE and U S WEST, Inc. (which is incorporated herein by reference to Exhibit 10.9 to TWE's 1993
          Form 10-K).

10.32     Promissory Note of U S WEST Cable Corporation,           *
          dated September 15, 1993 (which is incorporated herein by reference to Exhibit 10.10 to TWE's
          1993 Form 10-K).

10.33     Guarantee, dated as of September 15, 1993,               *
          by U S WEST, Inc. of the Promissory Note of
          U S WEST Cable Corporation, dated September
          15, 1993 (which is incorporated herein by reference to Exhibit 10.11 to TWE's 1993
          Form 10-K).

21        Subsidiaries of the Registrant.

23.1      Consent of Ernst & Young, Independent Auditors.

23.2      Consent of Price Waterhouse, Independent Accountants.

24        Powers of Attorney, dated as of March 30, 1994.

99.1 The 1993 financial statements and financial statement schedules of Paragon Communications and the report of independent accountants thereon.

99.2      Annual Report on Form 11-K of the Time Warner
          Thrift Plan for the year ended December 31, 1993.

99.3      Annual Report on Form 11-K of the Time Warner
          Employees' Savings Plan for the year ended
          December 30, 1993.

99.4      Annual Report on Form 11-K of the Time Warner
          Cable Employees Savings Plan for the year ended
          December 31, 1993.

99.5      Annual Report on Form 11-K of the Paragon
          Communications Employees Stock Savings Plan for
          the year ended December 31, 1993.
- - ------
* Incorporated by reference.

     The Registrant hereby agrees to furnish to the Securities and Exchange Commission at its request copies of long-term debt instruments defining the rights of holders of the Registrant's outstanding long-term debt that are not required to be filed herewith.