Form 10-Q
period 1994-06-30
TIME WARNER INC
filed 1994-08-12
CIK 736157

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

                                   FORM 10-Q

[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT of 1934 for the quarterly period ended June 30, 1994 , or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock - $1 par value                          379,113,336
         Description of Class                   Shares Outstanding
                                                as of July 29, 1994

                           TIME WARNER INC. AND
                  TIME WARNER ENTERTAINMENT COMPANY, L.P.

                           INDEX TO FORM 10-Q

                                                            Page
                                                        Time
                                                       Warner       TWE

PART I.  FINANCIAL INFORMATION
Consolidated balance sheets at June 30, 1994
and December 31, 1993                                     1          16

Consolidated statements of operations for
the three and six months ended
June 30, 1994 and 1993                                    2          17

Consolidated statements of cash flows for
the six months ended June 30, 1994 and 1993               3          18

Notes to consolidated financial statements                4          19

Management's discussion and analysis of
results of operations and financial condition             9          23


Summarized financial information of Paragon Communications set forth at page 12 in the Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 of Time Warner Entertainment Company, L.P. (Reg. No. 33-53742) is incorporated herein by reference and filed as an exhibit to this report.


PART II.  OTHER INFORMATION                              27

                   PART I.  FINANCIAL INFORMATION

                            TIME WARNER INC.
                       CONSOLIDATED BALANCE SHEET
                              (Unaudited)

                                                   June 30,     December 31,
                                                      1994          1993
                                                    (millions, except
                                                     per share amounts)
ASSETS
 Current assets
Cash and equivalents                                $   292      $    200
Receivables, less allowances of $675 and $676           952         1,400
Inventories                                             337           321
Prepaid expenses                                        721           613

Total current assets                                  2,302         2,534

Investments in and amounts due to and from
  Entertainment Group                                 5,561         5,627
Investments, other                                    1,608         1,613
Music catalogues, contracts and copyrights            1,258         1,309
Excess of cost over net assets acquired               4,627         4,691
Other assets, primarily property, plant
   and equipment                                      1,109         1,118

Total assets                                        $16,465       $16,892

LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities
Accounts and royalties payable                      $ 1,016      $  1,099
Debt due within one year                                 34           120
Other current liabilities                             1,103         1,006

Total current liabilities                             2,153         2,225

Long-term debt                                        9,188         9,291
Deferred income taxes                                 2,881         2,998
Unearned portion of paid subscriptions                  627           633
Other liabilities                                       403           375

 Shareholders' equity
Preferred stock, $1 par value                             1             1
Common stock, $1 par value, 379.0 million
  and 378.3 million shares outstanding
  (excluding 45.4 million and 45.2 million
  treasury shares)                                      379           378
Paid-in capital                                       2,560         2,537
Unrealized appreciation of certain
  marketable securities                                 131           205
Accumulated deficit                                  (1,858)       (1,751)

Total shareholders' equity                            1,213         1,370

Total liabilities and shareholders' equity         $ 16,465      $ 16,892



See accompanying notes.

                           TIME WARNER INC.
                 CONSOLIDATED STATEMENT OF OPERATIONS
                            (Unaudited)

                                          Three Months         Six Months
                                          Ended June 30,     Ended June 30,
                                           1994     1993    1994       1993
                                      (millions, except per share amounts)

Revenues (a)                             $1,667    $1,567    $3,225    $3,086

Cost of revenues (a)(b)                     906       855     1,798     1,745
Selling, general and
   administrative (a)(b)                    591       577     1,145     1,094

Operating expenses                        1,497     1,432     2,943     2,839

Business segment operating income           170       135       282       247
Equity in pretax income of
  Entertainment Group(a)                     66        53       111       161
Interest and other, net (a)                (179)     (194)     (337)     (354)
Corporate expenses (a)                      (19)      (18)      (37)      (37)

Income (loss) before income taxes            38       (24)       19        17
Income taxes                                (58)      (21)      (90)      (77)

Loss before extraordinary item              (20)      (45)      (71)      (60)
Extraordinary loss on retirement
  of debt, net of $23 million
  income tax benefit                         -        (35)        -       (35)

Net loss                                    (20)      (80)      (71)      (95)

Preferred dividend requirements              (3)       (3)       (6)     (112)

Net loss applicable to common shares     $  (23)   $  (83)   $  (77)   $ (207)

Loss per common share:
Loss before extraordinary item           $(0.06)   $(0.13)   $(0.20)   $(0.46)

Net loss                                 $(0.06)   $(0.22)   $(0.20)   $(0.55)

Average common shares                     378.8     373.8     378.7     373.2

__________________
(a) Includes the following income (expenses) resulting from transactions with the Entertainment Group and other related companies for the three and six months ended June 30, 1994, respectively, and for the corresponding periods in the prior year: revenues of $53 million and $92 million in 1994, and $39 million and $71 million in 1993; cost of revenues of $(25) million and $(46) million in 1994, and $(13) million and $(29) million in 1993; selling, general and administrative of $7 million and $19 million in 1994, and $14 million and $27 million in 1993; equity in pretax income of Entertainment Group of $(26) million and $(64) million in 1994, and $(29) million and $(57) million in 1993; interest and other, net of $4 million and $15 million in 1994; and corporate expenses of $15 million and $30 million in both 1994 and 1993.

(b) Includes depreciation and
       amortization expense of:          $  105    $  106    $  210    $  210



See accompanying notes.

                                  TIME WARNER INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                             Six Months
                                                            Ended June 30,
                                                          1994        1993
                                                             (millions)
OPERATIONS
Net loss                                                $  (71)       $  (95)

Adjustments for noncash and nonoperating items:
Depreciation and amortization                              210           210
Noncash interest expense                                   107            76
Extraordinary loss on retirement of debt                    -             35
Equity in pretax income of Entertainment Group,
   less distributions                                     (109)         (152)
Changes in operating assets and liabilities                106           249

Cash provided by operations                                243           323

INVESTING ACTIVITIES
Investments and acquisitions                               (67)          (64)
Capital expenditures                                       (95)          (67)
Investment proceeds                                        111            48

Cash used by investing activities                          (51)          (83)

FINANCING ACTIVITIES
Increase (decrease) in debt                                (54)        3,462
Dividends paid                                             (69)         (235)
Redemption of Series D preferred stock                       -        (3,494)
Other                                                       23           (51)

Cash used by financing activities                         (100)         (318)

INCREASE (DECREASE) IN CASH AND EQUIVALENTS              $  92        $  (78)



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

2.     ENTERTAINMENT GROUP
       Time Warner's investment in and amounts due to and from the Entertainment Group at June 30, 1994 and December 31, 1993
consists of the following:
                                                  June 30,      December 31,
                                                    1994           1993
                                                         (millions)

Investment in TWE                                 $5,287            $5,085
Income tax and stock option related
   distributions due from TWE                        466               547
Long-term debt due to TWE                           (250)               -
Other liabilities due to TWE,
  principally related to
  home video distribution                           (199)             (257)
Investment in and amounts due
  to and from TWE                                  5,304             5,375
Investment in other Entertainment
  Group companies                                    257               252
Total                                             $5,561            $5,627

       TWE is a Delaware limited partnership that owns and operates substantially all of the Filmed Entertainment, Programming-HBO and Cable businesses previously owned by subsidiaries of Time Warner. The general partners are subsidiaries of Time Warner ("General Partners") and in the aggregate hold 63.27% pro rata priority capital and residual equity partnership interests in TWE, and certain priority capital interests senior and junior to their pro rata priority capital interests. The limited partners are not affiliated with Time Warner and in the aggregate hold 36.73% pro rata priority capital and residual equity partnership interests. The TWE partnership agreement provides for special allocations of income, loss and distributions of partnership capital, including priority distributions in the event of liquidation. TWE reported net income of $104 million and $133 million in the six months ended June 30, 1994 and 1993, respectively, no portion of which was allocated to the limited partners.

       Each General Partner has guaranteed a pro rata portion of $7 billion of TWE's debt and accrued interest at June 30, 1994, based on the relative fair value of the net assets each General
Partner contributed to TWE. Such indebtedness is recourse to each General Partner only to the extent of its guarantee.

        Set forth below is summarized financial information of the Entertainment Group:

TIME WARNER ENTERTAINMENT GROUP

                                             Three Months       Six Months
                                            Ended June 30,     Ended June 30,
                                            1994     1993      1994     1993
                                                        (millions)
 Operating Statement Information
Revenues                                   $2,063   $1,867    $3,990   $3,625
Depreciation and amortization                 242      229       458      435
Business segment operating income             231      241       437      451
Interest and other, net                       150      173       296      260
Income before income taxes                     66       53       111      161
Income before extraordinary item               54       47        95      141
Net income                                     54       45        95      139

                                                                Six Months
                                                               Ended June 30,
                                                               1994     1993
                                                                 (millions)
 Cash Flow Information
Cash provided by operations                                   $  707    $ 627
Capital expenditures                                            (504)    (239)
Investments and acquisitions                                     (78)    (152)
Loan to Time Warner                                             (250)      -
Increase (decrease) in debt                                       28     (169)
Capital distributions                                             (2)      (9)
Increase in cash and equivalents                                   8      148


                                                       June 30,   December 31,
                                                        1994         1993
                                                             (millions)
 Balance Sheet Information
Cash and equivalents                                     $1,346        $1,338
Total current assets                                      3,725         3,766
Total assets                                             18,410        18,202
Total current liabilities                                 2,326         2,301
Long-term debt                                            7,162         7,125
TWE General Partners' senior capital                      1,598         1,536
TWE partners' capital                                     6,171         6,000


       The assets and cash flows of TWE are restricted by the TWE partnership and credit agreements and are unavailable for use by the partners and their affiliates except through the payment of certain fees, reimbursements, cash distributions and loans, which are subject to limitations. At June 30, 1994 and December 31, 1993, the General Partners had recorded $371 million and $276 million, respectively, of tax related distributions due from TWE, approximately $108 million of which is receivable in 1994, and $95 million and $271 million, respectively, of stock option related distributions due from TWE, based on closing prices of Time Warner common stock of $35.50 and $44.25, respectively, receivable when the options are exercised.

       Time Warner and TWE entered into a credit agreement in 1994 that allows Time Warner to borrow up to $400 million from TWE through September 15, 2000, provided TWE remains in compliance with its bank credit agreement. Outstanding borrowings from TWE bear interest at LIBOR plus 1% per annum. Time Warner borrowed $250 million under the credit agreement in April 1994, which was used to repay a like principal amount of Time Warner notes at their maturity.

3.     CAPITAL STOCK
       Changes in shareholders' equity are as follows:

                                                               Six Months
                                                             Ended June 30,
                                                             1994      1993
                                                               (millions)

Balance at beginning of year                                $1,370     $8,167
Net loss                                                       (71)      (95)
Common dividends declared                                      (64)      (56)
Preferred dividends declared                                    (6)     (110)
Unrealized depreciation of certain marketable
 equity investments                                            (74)       -
Redemption and exchange of preferred stock                       -    (6,620)
Other                                                           58        15

Balance at June 30                                          $1,213    $1,301

       In the first quarter of 1993, Time Warner redeemed its Series D convertible preferred stock for cash and exchanged its Series C convertible preferred stock for 8.75% convertible subordinated debentures due January 10, 2015. The Series D redemption was financed principally by the proceeds from the issuance of long-term notes and debentures.

4.     SEGMENT INFORMATION
       Information as to the operations of Time Warner and the
Entertainment Group in different business segments is set forth below:
                                          Three Months          Six Months
                                         Ended June 30,        Ended June 30,
                                         1994     1993         1994     1993
                                                     (millions)
 Revenues
TIME WARNER:
Publishing                              $  851     $ 819      $1,602   $1,550
Music                                      822       756       1,634    1,551
Intersegment elimination                    (6)       (8)        (11)     (15)

Total                                   $1,667     1,567      $3,225   $3,086

ENTERTAINMENT GROUP:
Filmed Entertainment                    $1,216    $1,016      $2,299   $1,933
Programming - HBO                          374       357         736      716
Cable                                      560       560       1,111    1,106
Intersegment elimination                   (87)      (66)       (156)    (130)

Total                                   $2,063    $1,867      $3,990   $3,625


                                          Three Months         Six Months
                                         Ended June 30,        Ended June 30,
                                         1994     1993         1994     1993
                                                    (millions)
 Operating income
TIME WARNER:
Publishing                              $  106    $   85      $  156   $  123
Music                                       64        50         126      124

Total                                   $  170    $  135      $  282   $  247

ENTERTAINMENT GROUP:
Filmed Entertainment                    $   75    $   72      $  141   $  129
Programming - HBO                           62        53         118      104
Cable                                       94       116         178      218

Total                                   $  231    $  241      $  437   $  451


                                          Three Months          Six Months
                                         Ended June 30,       Ended June 30,
                                         1994     1993        1994     1993
                                                     (millions)
Depreciation and amortization (a)
TIME WARNER:
Publishing                              $   19     $  20      $  39    $  38
Music                                       86        86        171      172

Total                                   $  105     $ 106      $ 210    $ 210

ENTERTAINMENT GROUP:
Filmed Entertainment                    $   75     $  71     $  126   $  120
Programming - HBO                            5         4         10        8
Cable                                      162       154        322      307

Total                                   $  242     $ 229     $  458   $  435

(a) Depreciation and amortization includes all amortization relating to the acquisition of Warner Communications Inc.
("WCI") in 1989, the acquisition of the American Television and Communications Corporation ("ATC") minority interest in 1992 and other business combinations accounted for by the purchase method.


5.     ADDITIONAL FINANCIAL INFORMATION
       Additional financial information is as follows:

                                                               Six Months
                                                              Ended June 30,
                                                              1994     1993
                                                                (millions)

Interest expense                                             $ 374      $ 317
Cash payments made for interest                                246         54
Cash payments made for income taxes                            135        112
Income tax refunds received                                     39         43

       During the six months ended June 30, 1994, Time Warner realized $210 million from the securitization of receivables.

                             TIME WARNER INC.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

       Time Warner had revenues of $1.667 billion and a net loss of $20 million ($.06 per common share) for the three months ended
June 30, 1994, compared to revenues of $1.567 billion, a loss of $45 million ($.13 per common share) before an extraordinary loss on the retirement of debt, and a net loss of $80 million ($.22 per common share) for the three months ended June 30, 1993.

       Revenues of $3.225 billion and a net loss of $71 million ($.20 per common share) were reported for the six months ended June 30, 1994, compared to revenues of $3.086 billion, a loss of $60 million ($.46 per common share) before the extraordinary loss, and a net loss of $95 million ($.55 per common share) for the six months ended June 30, 1993.

       Time Warner's equity in the pretax income of the Entertainment Group was $66 million in the three months ended June 30, 1994, compared to $53 million in the three months ended June 30, 1993, and was $111 million in the six months ended June 30, 1994, compared to $161 million in the six months ended June 30, 1993. During the first quarter of 1993, the Entertainment Group had a one-time gain from the sale of certain assets that was substantially offset by investment reserves included in Time Warner's other expenses.

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

       Other factors affecting comparative operating results are discussed below on a business segment basis. That discussion includes, among other factors, an analysis of changes in the operating income of the business segments before depreciation and amortization ("EBITDA") in order to eliminate the effect on the operating performance of the music, filmed entertainment and cable businesses of significant amounts of purchase price amortization from the $14 billion acquisition of WCI in 1989, the $1.3 billion acquisition of the ATC minority interest in 1992 and other business combinations accounted for by the purchase method. While many financial analysts consider EBITDA to be an important measure of comparative operating performance for the businesses of Time Warner and the Entertainment Group, it should be considered in addition to, but not as a substitute for, operating income, net income, cash flow and other measures of financial performance reported in accordance with generally accepted accounting principles.

       EBITDA for Time Warner and the Entertainment Group for the three and six months ended June 30, 1994 and 1993 is as follows:

                                        Three Months            Six Months
                                           Ended                  Ended
                                          June 30,               June 30,
                                      1994      1993          1994      1993
                                                    (millions)

TIME WARNER:
Publishing                            $125      $105         $195       $161
Music                                  150       136          297        296

Total                                 $275      $241         $492       $457

ENTERTAINMENT GROUP:
Filmed Entertainment                  $150      $143         $267       $249
Programming - HBO                       67        57          128        112
Cable                                  256       270          500        525

Total                                 $473      $470         $895       $886

THREE MONTHS ENDED JUNE 30, 1994 COMPARED TO THE THREE MONTHS
ENDED JUNE 30, 1993


Time Warner

       PUBLISHING. Revenues increased to $851 million, compared to $819 million in the second quarter of 1993. Operating income increased to $106 million from $85 million. Depreciation and amortization amounted to $19 million in 1994 and $20 million in 1993. EBITDA increased to $125 million from $105 million.
Revenues benefited from increases in both magazine advertising and circulation revenues, aided by special issues at several of the magazines. The largest revenue gains were achieved by PEOPLE, SPORTS ILLUSTRATED, ENTERTAINMENT WEEKLY and SOUTHERN LIVING. EBITDA increased and operating margins improved principally as a result of the revenue gains and continued cost containment.

       MUSIC. Revenues increased to $822 million, compared to $756 million in the second quarter of 1993. Operating income increased to $64 million from $50 million. Depreciation and amortization, including amortization related to the purchase of WCI, amounted to $86 million in each period. EBITDA increased to $150 million from $136 million. Worldwide recorded music revenues increased, benefiting from increased unit sales of compact discs. EBITDA benefited from improved international operating results and higher EBITDA from direct marketing activities resulting from increased new membership and lower amortization of member acquisition costs, offset in part by higher operating costs for domestic recorded music and start-up costs for new business ventures.

       INTEREST AND OTHER, NET. Interest and other, net, decreased to $179 million in the second quarter of 1994, compared to $194 million in the second quarter of 1993. Interest expense decreased to $192 million, compared to $200 million, principally because of interest savings realized from the issuance of lower-cost debt in 1993 to fund the redemption of certain Time Warner and WCI debentures. Other income, net, of $13 million in the second quarter of 1994 increased from $6 million in 1993, principally because of an increase in investment-related income, which in 1994 benefited from a gain on the sale of certain assets and an increase in the amortization of the excess of the General Partners' interest in the net assets of TWE over the net book value of their investment in TWE as a result of the admission of a subsidiary of U S WEST, Inc. to the partnership in September
1993 (the "USW Transaction"). Those increases in investment-related income were reduced in large part by losses on and reductions in the carrying value of other investments and losses on foreign exchange contracts. Losses on foreign exchange contracts are offset by corresponding increases in the dollar value of foreign currency cash flows and earnings that have been or are anticipated to be realized.

ENTERTAINMENT GROUP

       FILMED ENTERTAINMENT. Revenues increased to $1.216 billion, compared to $1.016 billion in the second quarter of 1993.
Operating income increased to $75 million from $72 million. Depreciation and amortization, including amortization related to the purchase of WCI, amounted to $75 million in 1994 and $71 million in 1993. EBITDA increased to $150 million from $143 million. The revenue growth resulted primarily from increases in domestic theatrical, worldwide home video and consumer products revenues, offset in part by lower international theatrical revenues. Revenues at Six Flags increased due to higher attendance and in-park spending. EBITDA benefited from the revenue gains.

       PROGRAMMING - HBO. Revenues increased to $374 million, compared to $357 million in the second quarter of 1993.
Operating income increased to $62 million from $53 million. Depreciation and amortization amounted to $5 million in 1994 and $4 million in 1993. EBITDA increased to $67 million from $57 million. Revenues benefited from an increase in subscribers and higher pay-TV rates. EBITDA benefited principally as a result of the revenue gains.

       CABLE. Revenues were $560 million in the second quarter of 1994 and 1993. Operating income decreased to $94 million from $116 million. Depreciation and amortization, including amortization related to the purchase of WCI and the acquisition of the ATC minority interest, amounted to $162 million in 1994 and $154 million in 1993. EBITDA decreased to $256 million from $270 million. Revenues and operating results in the second quarter of 1994 were adversely affected by the initial round of cable rate regulation that went into effect in September 1993, which in general reduced rates cable operators, including Time Warner Cable, can charge for regulated services. The unfavorable effects of rate regulation were offset in part by an increase in subscribers and nonregulated revenues during the quarter.
Revised rules for determining rates for regulated services that went into effect in July 1994 will have an additional adverse effect on revenues and operating results. Actions undertaken to mitigate the impact of rate regulation include a hiring freeze to reduce the cable workforce and other measures to reduce operating expenses, a $100 million cut in capital expenditures previously budgeted for 1994 and a continued emphasis on near and long-term strategies to increase revenues from unregulated services.

       INTEREST AND OTHER, NET. Interest and other, net, decreased to $150 million in the second quarter of 1994, compared to $173 million in the second quarter of 1993. Interest expense decreased to $139 million, compared to $142 million in the second quarter of 1993. Other expense, net, decreased to $11 million in the second quarter of 1994 from $31 million in 1993, principally as a result of an increase in interest income on higher cash balances and the interest-bearing note ("USW Note") received in the USW Transaction.


SIX MONTHS ENDED JUNE 30, 1994 COMPARED TO THE SIX MONTHS ENDED
JUNE 30, 1993

       PUBLISHING. Revenues increased to $1.602 billion, compared to $1.550 billion in the first six months of 1993. Operating income increased to $156 million from $123 million. Depreciation and amortization amounted to $39 million in 1994 and $38 million in 1993. EBITDA increased to $195 million from $161 million. Revenues benefited from increases in both magazine advertising and circulation revenues, aided by special issues at several of the magazines. The largest revenue gains were achieved by PEOPLE, SPORTS ILLUSTRATED, ENTERTAINMENT WEEKLY and SOUTHERN LIVING. EBITDA increased and operating margins improved principally as a result of the revenue gains and continued cost containment.

       MUSIC. Revenues increased to $1.634 billion, compared to $1.551 billion in the first six months of 1993. Operating income increased to $126 million from $124 million. Depreciation and amortization, including amortization related to the purchase of WCI, amounted to $171 million in 1994 and $172 million in 1993. EBITDA increased to $297 million from $296 million. Flat revenues and a decline in EBITDA during the first quarter of 1994, due in large part to lower domestic music catalogue sales, were overcome by the revenue and EBITDA increases recorded in the second quarter of 1994.

       INTEREST AND OTHER, NET. Interest and other, net, decreased to $337 million in the first six months of 1994, compared to $354 million in the first six months of 1993. Interest expense increased to $374 million from $317 million as a result of an increase in debt from the redemption and exchange of preferred stock in 1993, offset in part by savings from the lower-cost debt issued in 1993 to fund the redemption of certain Time Warner and WCI debentures. There was other income, net, of $37 million in the first six months of 1994, compared to other expense, net, of $37 million in 1993, principally because of an increase in investment-related income, which in 1994 benefited from a gain on the sale of certain assets and an increase in the amortization of the excess of the General Partners' interest in the net assets of TWE over the net book value of their investment in TWE as a result of the USW Transaction. Investment-related income was reduced by adjustments to the carrying value of certain investments that were taken in both periods and higher losses on foreign exchange contracts in 1994. Losses on foreign exchange contracts are offset by corresponding increases in the dollar value of foreign currency cash flows and earnings that have been or are anticipated to be realized.

ENTERTAINMENT GROUP

       FILMED ENTERTAINMENT. Revenues increased to $2.299 billion, compared to $1.933 billion in the first six months of 1993. Operating income increased to $141 million from $129 million. Depreciation and amortization, including amortization related to the purchase of WCI, amounted to $126 million in 1994 and $120 million in 1993. EBITDA increased to $267 million from $249 million. The revenue growth resulted primarily from increases in domestic theatrical, worldwide home video and consumer products revenues, offset in part by lower international theatrical revenues. Revenues at Six Flags increased due to higher attendance and in-park spending. EBITDA benefited from the revenue gains.

       PROGRAMMING - HBO. Revenues increased to $736 million, compared to $716 million in the first six months of 1993. Operating income increased to $118 million from $104 million. Depreciation and amortization amounted to $10 million in 1994 and $8 million in 1993. EBITDA increased to $128 million from $112 million. Revenues benefited from an increase in subscribers and higher pay-TV rates. EBITDA benefited and operating margins improved principally as a result of the revenue gains and a smaller loss from the COMEDY CENTRAL joint venture, offset in part by lower results from other new businesses.

       CABLE. Revenues increased to $1.111 billion, compared to $1.106 billion in the first six months of 1993. Operating income decreased to $178 million from $218 million. Depreciation and amortization, including amortization related to the purchase of WCI and the acquisition of the ATC minority interest, amounted to $322 million in 1994 and $307 million in 1993. EBITDA decreased to $500 million from $525 million. Revenues and operating results in the first six months of 1994 were adversely affected by the initial round of cable rate regulation that went into effect in September 1993. The unfavorable effects of rate regulation were offset in part by an increase in subscribers and nonregulated revenues.

       INTEREST AND OTHER, NET. Interest and other, net, increased to $296 million in the first six months of 1994, compared to $260 million in the first six months of 1993. Interest expense decreased to $276 million, compared with $284 million in the first six months of 1993. There was other expense, net, of $20 million in the first six months of 1994, compared to other income, net, of $24 million in 1993 that resulted from a gain on the sale of certain assets. Other investment-related expenses in 1994 were partially offset by an increase in interest income on higher cash balances and the USW Note received in the USW Transaction.


FINANCIAL CONDITION AND LIQUIDITY
June 30, 1994

TIME WARNER

       Time Warner had $9.2 billion of debt and $1.2 billion of equity at June 30, 1994, compared to $9.4 billion of debt and $1.4 billion of equity at December 31, 1993. Cash and equivalents were $292 million at June 30, 1994, compared to $200 million at December 31, 1993, resulting in debt-net-of-cash amounts of $8.9 billion and $9.2 billion at such dates. Time Warner and TWE entered into a credit agreement in 1994 that allows Time Warner to borrow up to $400 million from TWE through September 15, 2000. Time Warner borrowed $250 million under the agreement in April 1994, which was used to repay a like principal amount of Time Warner 5.2% notes at maturity. Available credit under the facility also is intended to be used to refinance $125 million aggregate principal amount of Time Warner 9.5% notes at maturity on November 1, 1994.

       Interest rate swap agreements are used by Time Warner to manage its exposure to interest rate changes by adjusting the proportion of total debt that is subject to changes in short-term rates. At June 30, 1994, Time Warner had contracts to pay floating rates of interest (average six-month LIBOR rate of 4.3%) and receive fixed rates of interest (average rate of 5.5%) on $2.9 billion notional amount of indebtedness over an average remaining term of approximately four years, effectively converting approximately 30% of Time Warner's debt, all of which is fixed-rate, to a floating-rate basis. Time Warner had interest rate swap contracts on $2.1 billion notional amount of indebtedness at December 31, 1993. The fair value of Time Warner's fixed-rate debt was $231 million less than its carrying value at June 30, 1994, and it would have cost $171 million to terminate the related interest rate swap agreements, which combined is the equivalent of an unrealized gain of $60 million. At December 31, 1993, the fair value of Time Warner's fixed-rate debt exceeded its carrying value by $530 million and the Company would have received $4 million to terminate its interest rate swap agreements, which combined is the equivalent of an unrealized loss of $526 million. Accounting recognition is not given to unrealized gains or losses on debt or interest rate swap contracts unless debt is retired or the contracts are terminated prior to their maturity. Interest rate swap contracts are placed with a number of major financial institutions in order to minimize credit risk.

       Cash provided by operations of $243 million in the first six months of 1994 was aided by the securitization of $210 million of receivables and reflects $246 million of interest payments, $96 million of income taxes and other working capital requirements, compared to $323 million of cash provided by operations in the first six months of 1993, after $54 million of interest payments, $69 million of income taxes and working capital requirements.
Cash flows used in investing activities in the first six months of 1994, excluding investment proceeds, were $162 million, compared to $131 million in 1993. Cash dividends paid decreased to $69 million in the first six months of 1994, compared to $235 million in 1993, principally as a result of the redemption and exchange of preferred stock in 1993. Time Warner has no claim on the assets and cash flows of TWE except through the payment of certain fees and reimbursements, cash distributions and loans. Distributions from TWE of $110 million are expected to be received by Time Warner or the General Partners during 1994, primarily because of tax-related distributions.

       Foreign exchange contracts are used to manage exchange rate exposure on future cash flows and earnings denominated in foreign currencies. At June 30, 1994, Time Warner had contracts for the sale of $615 million of foreign currencies at fixed rates, primarily Japanese yen, German marks, Canadian dollars and French francs, compared to contracts for the sale of $573 million of foreign currencies at December 31, 1993. The fair value of foreign exchange contracts approximates carrying value as the unrealized gains or losses are recorded in the financial statements. Losses on foreign exchange contracts during the first six months of 1994 of $24 million relating to Time Warner and $17 million relating to TWE are offset by corresponding increases in the dollar value of foreign currency cash flows and earnings that have been or are anticipated to be realized.
Foreign currency contracts are placed with a number of major financial institutions in order to minimize credit risk.

       Management believes that 1994 operating cash flow, cash and marketable securities and additional borrowing capacity are sufficient to meet Time Warner's liquidity needs without distributions and loans from TWE above those permitted by existing agreements.


ENTERTAINMENT GROUP

       The financial condition of the Entertainment Group companies, principally TWE, remained essentially unchanged from year end 1993. TWE had $7.2 billion of long-term debt at June 30, 1994, $1.6 billion of General Partners' senior capital and $6.2 billion of partners' capital (net of the $937 million uncollected portion of the USW Note), compared to $7.1 billion of long-term debt, $1.5 billion of General Partners' senior capital and $6 billion of partners' capital at December 31, 1993. Cash and equivalents were $1.3 billion at June 30, 1994 and December 31, 1993, reducing the debt-net-of-cash amounts to $5.9 billion and $5.8 billion, respectively.

       Cash provided by the operations of the Entertainment Group in the first six months of 1994 amounted to $707 million, after $240 million of interest payments, $29 million of income taxes and working capital requirements, compared to cash from operations of $627 million in the first six months of 1993, after $213 million of interest payments, $27 million of income taxes and working capital requirements. Capital expenditures increased to $504 million in the first six months of 1994, compared to $239 million in 1993. Capital spending by Time Warner Cable is expected to continue to be much greater in 1994 and subsequent years as long-term growth in revenue from unregulated services largely depends on fiber-optic upgrades of its plant.

       Warner Bros.' backlog, representing the amount of future revenue not yet recorded from cash contracts for the licensing of films for pay and basic cable, network and syndicated television exhibition amounted to $770 million at June 30, 1994, compared to $724 million at December 31, 1993 (including amounts relating to HBO of $140 million at June 30, 1994 and $178 million at December 31, 1993). The backlog excludes advertising barter contracts.

       Management believes that 1994 operating cash flow, cash and equivalents, the USW Note and additional borrowing capacity are sufficient to meet the capital and liquidity needs of TWE, and to fund loans under its $400 million credit agreement with Time Warner.

	                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                           CONSOLIDATED BALANCE SHEET
                                 (Unaudited)

                                                 June 30,        December 31,
                                                   1994            1993
                                                        (millions)
ASSETS
 Current assets
Cash and equivalents                              $1,343           $ 1,338
Receivables, including $199 and $257
  due from Time Warner, less allowances
  of $294 and $257                                 1,224             1,313
Inventories                                          983               980
Prepaid expenses                                     168               114

Total current assets                               3,718             3,745

Loan receivable from Time Warner                     250               -
Noncurrent inventories                             1,707             1,760
Property, plant and equipment, net                 3,370             3,100
Excess of cost over net assets acquired            4,488             4,560
Cable television franchises                        3,350             3,510
Other assets                                       1,289             1,288

Total assets                                     $18,172           $17,963

LIABILITIES AND PARTNERS' CAPITAL
 Current liabilities
Accounts payable                                 $   358           $   366
Participations and programming costs                 895               770
Other current liabilities, including
  $108 and $108 of distributions due
  to Time Warner                                   1,038             1,129

Total current liabilities                          2,291             2,265

Long-term debt                                     7,162             7,125
Other long-term liabilities, including
  $358 and $439 of distributions due
  to Time Warner                                     950             1,037
General Partners' senior capital                   1,598             1,536

 Partners' capital
Contributed capital                                7,398             7,398
Accumulated deficit                                 (290)             (393)
Note receivable from USW                            (937)           (1,005)
Total partners' capital                            6,171             6,000

Total liabilities and partners' capital          $18,172           $17,963

See accompanying notes.

                 TIME WARNER ENTERTAINMENT COMPANY, L.P.
                   CONSOLIDATED STATEMENT OF OPERATIONS
                              (Unaudited)


                                               Three Months       Six Months
                                              Ended June 30,    Ended June 30,
                                              1994     1993     1994     1993
                                                       (millions)

Revenues (a)                                 $2,055   $1,865   $3,974  $3,622

Cost of revenues (a)(b)                       1,441    1,287    2,784   2,519
Selling, general and administrative (a)(b)      387      343      760     660

Operating expenses                            1,828    1,630    3,544   3,179

Business segment operating income               227      235      430     443
Interest and other, net (a)                    (144)    (172)    (280)   (258)
Corporate services (a)                          (15)     (15)     (30)    (30)

Income before income taxes                       68       48      120     155
Income taxes                                    (12)      (6)     (16)    (20)

Income before extraordinary item                 56       42      104     135
Extraordinary loss on retirement of debt,
   net of $1 million income tax benefit          -        (2)      -       (2)


Net income                                    $  56     $ 40    $ 104   $ 133

__________________
(a) Includes the following income (expenses) resulting from transactions with the partners of TWE and their affiliates (Note 6):

Selling, general and administrative           $ (26)   $ (16)   $ (43)  $ (29)
Corporate services                              (15)     (15)     (30)    (30)
Interest and other, net                           3        -        3       -

In addition, includes the following income (expenses) resulting from transactions with equity affiliates of TWE or Time Warner (Note 6):

Revenues                                      $  58    $  14    $  67   $  42
Cost of revenues                                (19)     (23)     (31)    (32)
Selling, general and administrative               9        6       14      13

(b)  Includes depreciation and
   amortization expense of:                   $ 240    $ 228    $ 453   $ 433



See accompanying notes.

                   TIME WARNER ENTERTAINMENT COMPANY, L.P.
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Unaudited)


                                                           Six Months
                                                         Ended June 30,
                                                       1994          1993
                                                           (millions)
OPERATIONS
Net income                                              $ 104       $ 133
Adjustments for noncash and nonoperating items:
Depreciation and amortization                             453         433
Changes in operating assets and liabilities               120          61

Cash provided by operations                               677         627

INVESTING ACTIVITIES
Investments and acquisitions                              (46)       (149)
Capital expenditures                                     (496)       (239)
Loan to Time Warner                                      (250)         -
Investment proceeds                                        39         100

Cash used by investing activities                        (753)       (288)

FINANCING ACTIVITIES
Increase (decrease) in debt                                40        (169)
Capital distributions                                     (27)         (9)
Collections on USW note receivable                         68           -
Financing costs                                            -          (10)

Cash provided (used) by financing activities               81         (188)

INCREASE IN CASH AND EQUIVALENTS                         $  5        $ 151


See accompanying notes.

                 TIME WARNER ENTERTAINMENT COMPANY, L.P.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)

1.      BASIS OF PRESENTATION
        Time Warner Entertainment Company, L.P., a Delaware limited partnership ("TWE"), owns and operates substantially all of the Filmed Entertainment, Programming-HBO and Cable businesses previously owned by Time Warner Inc. ("Time Warner"). The general partners of TWE, subsidiaries of Time Warner ("General Partners"), collectively hold 63.27% pro rata priority capital and residual equity partnership interests in TWE, and certain priority capital interests senior ("General Partners' Senior Capital") and junior to the pro rata priority capital interests, which they received for the net assets, or the rights to cash flows, they contributed to the partnership at the capitalization of TWE. The limited partners, subsidiaries of U S WEST, Inc. ("USW"), ITOCHU Corporation and Toshiba Corporation, hold 25.51%, 5.61% and 5.61% pro rata priority capital and residual equity partnership interests, respectively. The TWE partnership agreement provides for special allocations of income, loss and distributions of partnership capital, including priority distributions in the event of liquidation.

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

2.     INVENTORIES
       Inventories consist of:
                                      June 30, 1994        December 31, 1993
                                  Current   Noncurrent     Current  Noncurrent
                                                  (millions)
 Film costs:
    Released, less amortization     $  506    $  318       $  604     $  318
    Completed and not released         174        25          140         23
    In process and other                32       305            7        340
    Library, less amortization           -       795           -         821
Programming costs, less amortization   172       264          147        258
Other                                   99         -           82        -

Total                               $  983    $1,707       $  980     $1,760

3.  LONG-TERM DEBT
    Long-term debt consists of:
                                               June 30,        December 31,
                                                 1994            1993
                                                      (millions)

Bank credit agreement, weighted average
    interest rates of 5.3% and 4.2%            $2,600            $2,425
Commercial paper, weighted average interest
    rates of 4.9% and 3.8%                        598               772
Publicly held notes and debentures              3,897             3,892
Other                                              67                36

Total                                          $7,162            $7,125

        Effective July 1, 1994, the interest rate on TWE's bank credit agreement was reduced from 7/8% to 5/8% over LIBOR.

        Each General Partner has guaranteed a pro rata portion of substantially all of TWE's debt and accrued interest thereon based on the relative fair value of the net assets each General Partner contributed to TWE. Such indebtedness is recourse to each General Partner only to the extent of its guarantee.

4.     PARTNERS' CAPITAL
       Changes in partners' capital were as follows:
                                                         Six Months
                                                        Ended June 30,
                                                     1994          1993
                                                         (millions)

Balance at beginning of year                        $6,000        $6,437
Net income                                             104           133
Distributions                                          (54)         (271)
Allocation of income to General
   Partners' Senior Capital                            (62)           -
Collections on USW note receivable                      68            -
Other                                                    7             9

Balance at June 30                                  $6,171        $6,308

       Certain assets formerly owned and operated by TWE have since September 1993 been owned and operated by other partnerships ("Time Warner Service Partnerships"). The Time Warner Service Partnerships make certain of their assets available to TWE. TWE is required to make quarterly cash distributions of $12.5 million to the General Partners, which they in turn are required to contribute to the Time Warner Service Partnerships. Under the partnership agreement, TWE also is required to make distributions to reimburse the partners for income taxes at statutory rates based on their allocable share of taxable income, and to reimburse Time Warner for its stock options granted to employees of TWE based on the amount by which the market price of Time Warner common stock exceeds the option exercise price on the exercise date. TWE records a stock option distribution and a corresponding liability with respect to unexercised options when the market price of Time Warner common stock increases during the accounting period, and reverses previously-provided stock option distributions and the corresponding liability when the market price of Time Warner common stock declines.

       During the six months ended June 30, 1994, TWE recorded $25 million of Time Warner Service Partnership distributions and $95 million of tax distributions, offset by a $174 million reversal of previously-provided stock option distributions as a result of the decline in the market price of Time Warner common stock from $44.25 to $35.50. During the six months ended June 30, 1993, TWE recorded $125 million of tax distributions and $146 million of stock option distributions. Approximately $108 million of accrued tax distributions at June 30, 1994 is permitted to be paid in 1994.

5.     SEGMENT INFORMATION
       Information as to the operations of TWE in different business segments is as set forth below:


                                          Three Months            Six Months
                                         Ended June 30,         Ended June 30,
                                         1994      1993         1994     1993
                                                      (millions)
REVENUES
Filmed Entertainment                   $1,214     $1,014      $2,295   $1,930
Programming - HBO                         369        357         727      716
Cable                                     559        560       1,108    1,106
Intersegment elimination                  (87)       (66)       (156)    (130)

Total                                  $2,055     $1,865      $3,974   $3,622


                                           Three Months           Six Months
                                          Ended June 30,        Ended June 30,
                                         1994       1993        1994     1993
                                                       (millions)
OPERATING INCOME
Filmed Entertainment                    $  72      $  66        $133    $121
Programming - HBO                          61         53         118     104
Cable                                      94        116         179     218

Total                                    $227       $235        $430    $443

                                            Three Months          Six Months
                                           Ended June 30,       Ended June 30,
                                         1994       1993       1994      1993
                                                       (millions)
DEPRECIATION AND AMORTIZATION (a)
Filmed Entertainment                    $  74      $  70       $124      $118
Programming - HBO                           5          4          9         8
Cable                                     161        154        320       307

Total                                   $ 240      $ 228       $453      $433

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

7.     ADDITIONAL FINANCIAL INFORMATION
       Additional financial information is as follows:
                                                           Six Months
                                                         Ended June 30,
                                                       1994         1993
                                                          (millions)

Interest expense                                    $ 273             $ 282
Cash payments made for interest                       240               213
Cash payments made for income taxes (net)              29                27
Borrowings                                            317             1,159
Repayments                                            277             1,328

                  TIME WARNER ENTERTAINMENT COMPANY, L.P.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

        TWE had revenues of $2.055 billion and net income of $56 million for the three months ended June 30, 1994, compared to revenues of $1.865 billion, income of $42 million before an extraordinary loss on the retirement of debt, and net income of $40 million for the three months ended June 30, 1993.

        Revenues of $3.974 billion and net income of $104 million were reported for the six months ended June 30, 1994, compared to revenues of $3.622 billion, income of $135 million before the extraordinary loss, and net income of $133 million for the six months ended June 30, 1993. The 1993 results included a one-time gain from the sale of certain assets.

        As a U.S. partnership, TWE is not subject to U.S. federal and state income taxation. Income and withholding taxes of $12 million and $16 million in the three and six months ended June 30, 1994, respectively, and $6 million and $20 million in the three and six months ended June 30, 1993, respectively, have been provided in respect of the operations of TWE's domestic and foreign subsidiary corporations.

        Other factors affecting comparative operating results are discussed below on a business segment basis. That discussion includes, among other factors, an analysis of changes in the operating income of the business segments before depreciation and amortization ("EBITDA") because the operating income of certain businesses has been affected by significant amounts of purchase price amortization from Time Warner's $14 billion acquisition of WCI in 1989, the $1.3 billion acquisition of the ATC minority interest in 1992 and other business combinations accounted for by the purchase method. While many financial analysts consider EBITDA to be an important measure of comparative operating performance for the businesses of TWE, it should be considered in addition to, but not as a substitute for, operating income, net income, cash flow and other measures of financial performance reported in accordance with generally accepted accounting principles.

        EBITDA for TWE for the three and six months ended June 30, 1994 and 1993 is as follows:


                                            Three Months          Six Months
                                           Ended June 30,      Ended June 30,
                                          1994      1993       1994      1993
                                                      (millions)

Filmed Entertainment                      $146      $136       $257      $239
Programming - HBO                           66        57        127       112
Cable                                      255       270        499       525

Total                                     $467      $463       $883      $876




THREE MONTHS ENDED JUNE 30, 1994 COMPARED TO THE THREE MONTHS
ENDED JUNE 30, 1993

        FILMED ENTERTAINMENT. Revenues increased to $1.214 billion, compared to $1.014 billion in the second quarter of 1993.
Operating income increased to $72 million from $66 million. Depreciation and amortization, including amortization related to the purchase of WCI, amounted to $74 million in 1994 and $70 million in 1993. EBITDA increased to $146 million from $136 million. The revenue growth resulted primarily from increases in domestic theatrical, worldwide home video and consumer products revenues, offset in part by lower international theatrical revenues. Revenues at Six Flags increased due to higher attendance and in-park spending. EBITDA benefited from the revenue gains.

        PROGRAMMING - HBO. Revenues increased to $369 million, compared to $357 million in the second quarter of 1993.
Operating income increased to $61 million from $53 million. Depreciation and amortization amounted to $5 million in 1994 and $4 million in 1993. EBITDA increased to $66 million from $57 million. Revenues benefited from an increase in subscribers and higher pay-TV rates. EBITDA benefited principally as a result of the revenue gains.

        CABLE. Revenues were $559 million, compared to $560 million in the second quarter of 1993. Operating income decreased to $94 million from $116 million. Depreciation and amortization, including amortization related to the purchase of WCI and the acquisition of the ATC minority interest, amounted to $161 million in 1994 and $154 million in 1993. EBITDA decreased to $255 million from $270 million. Revenues and operating results in the second quarter of 1994 were adversely affected by the initial round of cable rate regulation that went into effect in September 1993, which in general reduced rates cable operators, including Time Warner Cable, can charge for regulated services.
The unfavorable effects of rate regulation were offset in part by an increase in subscribers and nonregulated revenues during the quarter. Revised rules for determining rates for regulated services that went into effect in July 1994 will have an additional adverse effect on revenues and operating results.
Actions undertaken to mitigate the impact of rate regulation include a hiring freeze to reduce the cable workforce and other measures to reduce operating expenses, a $100 million cut in capital expenditures previously budgeted for 1994 and a continued emphasis on near and long-term strategies to increase revenues from unregulated services.

        INTEREST AND OTHER, NET. Interest and other, net, decreased to $144 million in the second quarter of 1994, compared to $172 million in the second quarter of 1993. Interest expense decreased to $138 million, compared to $141 million in the second quarter of 1993. Other expense, net, decreased to $6 million in the second quarter of 1994 from $31 million in 1993, principally as a result of an increase in interest income on higher cash balances and the interest-bearing note ("USW Note") received upon the admission of USW to the partnership in September 1993 (the
"USW Transaction").

SIX MONTHS ENDED JUNE 30, 1994 COMPARED TO THE SIX MONTHS ENDED
JUNE 30, 1993

        FILMED ENTERTAINMENT. Revenues increased to $2.295 billion, compared to $1.930 billion in the first six months of 1993. Operating income increased to $133 million from $121 million. Depreciation and amortization, including amortization related to the purchase of WCI, amounted to $124 million in 1994 and $118 million in 1993. EBITDA increased to $257 million from $239 million. The revenue growth resulted primarily from increases in domestic theatrical, worldwide home video and consumer products revenues, offset in part by lower international theatrical revenues. Revenues at Six Flags increased due to higher attendance and in-park spending. EBITDA benefited from the revenue gains.

        PROGRAMMING - HBO. Revenues increased to $727 million, compared to $716 million in the first six months of 1993. Operating income increased to $118 million from $104 million. Depreciation and amortization amounted to $9 million in 1994 and $8 million in 1993. EBITDA increased to $127 million from $112 million. Revenues benefited from an increase in subscribers and higher pay-TV rates. EBITDA benefited and operating margins improved principally as a result of the revenue gains and a smaller loss from the COMEDY CENTRAL joint venture, offset in part by lower results from other new businesses.

        CABLE. Revenues increased to $1.108 billion, compared to $1.106 billion in the first six months of 1993. Operating income decreased to $179 million from $218 million. Depreciation and amortization, including amortization related to the purchase of WCI and the acquisition of the ATC minority interest, amounted to $320 million in 1994 and $307 million in 1993. EBITDA decreased to $499 million from $525 million. Revenues and operating results in the first six months of 1994 were adversely affected by the initial round of cable rate regulation that went into effect in September 1993. The unfavorable effects of rate regulation were offset in part by an increase in subscribers and nonregulated revenues.

        INTEREST AND OTHER, NET. Interest and other, net, increased to $280 million in the first six months of 1994, compared to $258 million in the first six months of 1993. Interest expense decreased to $273 million, compared with $282 million in the first six months of 1993. There was other expense, net, of $7 million in the first six months of 1994, compared to other income, net, of $24 million in 1993 that resulted from a gain on the sale of certain assets. Other investment-related expenses in 1994 were partially offset by an increase in interest income on higher cash balances and the USW Note received in the USW
Transaction.


FINANCIAL CONDITION AND LIQUIDITY
June 30, 1994

        The financial condition of TWE remained essentially unchanged from year end 1993. TWE had $7.2 billion of long-term debt at June 30, 1994, $1.6 billion of General Partners' Senior Capital and $6.2 billion of partners' capital (net of the $937 million uncollected portion of the USW Note), compared to $7.1 billion of long-term debt, $1.5 billion of General Partners' Senior Capital and $6 billion of partners' capital at December 31, 1993. Cash and equivalents were $1.3 billion at June 30, 1994 and December
31, 1993, reducing the debt-net-of-cash amounts to $5.9 billion and $5.8 billion, respectively.

        Approximately 45% of TWE's debt is floating-rate debt and 55% is fixed-rate. There were no material interest rate swap agreements outstanding at June 30, 1994 or December 31, 1993. At
June 30, 1994, the fair value of TWE's long-term debt was $250 million less than its carrying value. At December 31, 1993, the fair value of TWE's long-term debt exceeded its carrying value by $290 million. Accounting recognition is not given to these unrealized gains or losses unless the debt is retired prior to its maturity.

        Cash provided by TWE's operations in the first six months of 1994 amounted to $677 million, after $240 million of interest payments, $29 million of income taxes and working capital requirements, compared to cash from operations of $627 million in the first six months of 1993, after $213 million of interest payments, $27 million of income taxes and working capital requirements. Capital expenditures increased to $496 million in the first six months of 1994, compared to $239 million in 1993. Capital spending by Time Warner Cable is expected to continue to be much greater in 1994 and subsequent years as long-term growth in revenue from unregulated services largely depends on fiber-optic upgrades of its plant.

        Foreign exchange contracts are used to manage exchange rate exposure on future cash flows and earnings denominated in foreign currencies. TWE is reimbursed by or reimburses Time Warner for Time Warner contract gains and losses related to TWE's exposure.
At June 30, 1994, Time Warner had contracts for the sale of $204 million of foreign currencies at fixed rates related to TWE's exposure, primarily Japanese yen, German marks, Canadian dollars and French francs, compared to contracts for the sale of $226 million of foreign currencies at December 31, 1993. The fair value of foreign exchange contracts approximates carrying value as the unrealized gains or losses are recorded in the financial statements. Losses on foreign exchange contracts of $17 million during the first six months of 1994 are offset by corresponding increases in the dollar value of foreign currency cash flows and earnings that have been or are anticipated to be realized. Time Warner places the contracts with a number of major financial institutions in order to minimize credit risk.

        Warner Bros.' backlog, representing the amount of future revenue not yet recorded from cash contracts for the licensing of films for pay and basic cable, network and syndicated television exhibition amounted to $770 million at June 30, 1994, compared to $724 million at December 31, 1993 (including amounts relating to HBO of $140 million at June 30, 1994 and $178 million at December 31, 1993). The backlog excludes advertising barter contracts.

        Management believes that 1994 operating cash flow, cash and equivalents, the USW Note and additional borrowing capacity are sufficient to meet the capital and liquidity needs of TWE, and to fund loans under its $400 million credit agreement with Time
Warner.

         PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

        Reference is made to the fourth paragraph on page I-41 of Time Warner's Annual Report on Form 10-K for the year ended December 31, 1993 (the "Form 10-K"), in which there is described a November 1992 lawsuit filed in the U.S. District Court for the District of Columbia (the "District Court") by TWE that challenges certain provisions of the 1992 Cable Act. As reported therein, on May 3, 1993 TWE filed an appeal directly to the U.S. Supreme Court from a 2-1 decision of the District Court which upheld the constitutionality of the must-carry provisions of the 1992 Cable Act. On June 27, 1994, the U.S. Supreme Court vacated the judgment of the District Court regarding the must-carry provisions and remanded the case to that court for further factual findings.

        Reference is made to the class action litigation described in the third full paragraph on page I-42 of the Form 10-K. On
June 1, 1994, the settlement agreement reached in the consolidated action was approved by the court.

        Reference is made to the litigation entitled SAMUEL B. MOORE, et al. V. AMERICAN FEDERATION OF TELEVISION and RADIO ARTISTS, et al. described on page I-42 of the Form 10-K. In March and April 1994, AFTRA, the Fund, the Fund's trustees and certain of the defendant recording companies, including the four WCI subsidiaries, moved to dismiss plaintiffs' amended complaint. On August 2, 1994, the court, among other things, dismissed the claims against the Fund and the Fund's trustees, and dismissed all claims against the defendant recording companies except the RICO claim. The time for the recording companies named in the RICO claim to respond to plaintiffs' amended complaint has not yet expired.

        Reference is made to the litigation described in the last paragraph on page I-43 of the Form 10-K. On June 20, 1994, the New York Supreme Court approved the settlement reached in the matter and issued an order dismissing the lawsuit and awarding attorneys' fees to plaintiffs' counsel. A related action in Delaware was dismissed by the Delaware Chancery Court on the basis of the New York Supreme Court's order.

        On July 14, 1994, Time Warner received a civil investigative demand from the United States Department of Justice in furtherance of an investigation into certain worldwide activities of the Warner Music Group and other companies in the recorded music industry principally related to cable, wire and satellite-delivered music and music video programmers. Preliminary discussions are taking place with Justice Department representatives concerning the nature and scope of the investigation.

Item 4.  Submission of Matters to a Vote of Security-Holders.

         (a) The Annual Meeting of Stockholders of Time Warner was held on May 19, 1994.

         (b)  Not applicable.

         (c)  The following matters were voted upon at the Time
Warner Annual Meeting of Stockholders:

             (i)  Election of directors for terms expiring in 1997:

                                                                  Broker
                                   For            Withheld       Non-Votes

Lawrence B. Buttenwieser      306,656,860        4,491,565           0
David T. Kearns               307,105,118        4,043,307           0
Gerald M. Levin               307,259,989        3,888,436           0
J. Richard Munro              303,874,762        7,273,663           0
Richard D. Parsons            307,442,592        3,705,833           0


               (ii)  Adoption of Annual Bonus Plan for the Chief
Executive Officer:

                                                                   Broker
    Votes For            Votes Against          Abstentions       Non-Votes

    280,337,630           27,609,224             3,201,571           0

               (iii) Appointment of Ernst & Young as independent auditors of Time Warner for 1994:

                                                                   Broker
    Votes For            Votes Against          Abstentions       Non-Votes

    308,229,485            1,399,833             1,519,107           0

               (iv)  Stockholder resolution calling for the
election of directors annually and not by classes:

                                                                   Broker
    Votes For            Votes Against          Abstentions       Non-Votes

    127,900,170            144,043,114           2,723,214         36,481,927

    (d)  Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

    (a)  Exhibits.

        10.1 Amendment No. 5, effective as of July 1, 1994, to the Amended and Restated Credit Agreement, dated as of June 23, 1992, among TWE, Bankers Trust Company and Chemical Bank, as Managing Agents, the Agents and the Co-Agents named therein and the banks named therein.

        10.2 Time Warner Inc. Annual Bonus Plan for the Chief Executive Officer (which is incorporated by reference to Annex A to Time Warner's definitive Proxy Statement dated March 30, 1994, used in connection with Time Warner's 1994 Annual Meeting of Stockholders).

        99.1  Summarized financial information of Paragon
Communications.

    (b)  Reports on Form 8-K.

        No reports on Form 8-K were filed by Time Warner during the quarter ended June 30, 1994.

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


Dated:   August 12, 1994

         EXHIBIT INDEX
    Pursuant to Item 601 of Regulation S-K



Exhibit
Number                     Description


10.1 Amendment No. 5, effective as of July 1, 1994, to the Amended and Restated Credit Agreement, dated as of June 23, 1992, among TWE, Bankers Trust Company and Chemical Bank, as Managing Agents, the Agents and the Co-Agents named therein and the banks named therein.

10.2 Time Warner Inc. Annual Bonus Plan for the Chief Executive Officer (which is incorporated by reference to Annex A to Time Warner's definitive Proxy Statement dated March 30, 1994, used in connection with Time Warner's 1994 Annual Meeting of Stockholders).

99.1     Summarized financial information of Paragon Communications.