Form 10-Q
period 1994-09-30
TIME WARNER INC
filed 1994-11-14
CIK 736157

SECURITIES AND EXCHANGE COMMISSION
                Washington, D. C.  20549

                        FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934 for the quarterly period ended September 30, 1994 , or

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

Yes X    No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock - $1 par value              379,199,245
Description of Class                    Shares Outstanding
                                        as of October 31, 1994

                        TIME WARNER INC. AND
                TIME WARNER ENTERTAINMENT COMPANY, L.P.

                       INDEX TO FORM 10-Q

                                                                   Page
                                                              Time
                                                            Warner     TWE

PART I.  FINANCIAL INFORMATION

Consolidated balance sheets at September 30, 1994
and December 31, 1993. . . . . . . . . . . . . . . . . . . . .1        16

Consolidated statements of operations for the three
and nine months ended September 30, 1994 and 1993. . . . . . .2        17

Consolidated statements of cash flows for the nine
months ended September 30, 1994 and 1993 . . . . . . . . . . .3        18

Notes to consolidated financial statements . . . . . . . . . .4        19

Management's discussion and analysis of results of
operations and financial condition . . . . . . . . . . . . . .9        23


Summarized financial information of Paragon Communications set forth at page 12 in the Quarterly Report on Form 10-Q for the quarter ended September 30, 1994 of Time Warner Entertainment Company, L.P. (Reg.
No. 33-53742) is incorporated herein by reference and filed as an exhibit to this report.


PART II.  OTHER INFORMATION. . . . . . . . . . . . . . . . . 27

                      PART I.  FINANCIAL INFORMATION

                              TIME WARNER INC.
                       CONSOLIDATED BALANCE SHEET
                                (Unaudited)

                                                   September 30,  December 31,
                                                      1994            1993
                                                        (millions, except
                                                         per share amounts)

ASSETS
Current assets
Cash and equivalents                                 $   318         $   200
Receivables, less allowances of $723 and $676          1,139           1,400
Inventories                                              363             321
Prepaid expenses                                         710             613

Total current assets                                   2,530           2,534

Investments in and amounts due to and from
Entertainment Group                                    5,592           5,627
Investments, other                                     1,619           1,613
Music catalogues, contracts and copyrights             1,233           1,309
Excess of cost over net assets acquired                4,641           4,691
Other assets, primarily property, plant and equipment  1,156           1,118

Total assets                                         $16,771         $16,892

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts and royalties payable                       $ 1,220         $ 1,099
Debt due within one year                                  37             120
Other current liabilities                              1,220           1,006

Total current liabilities                              2,477           2,225

Long-term debt                                         9,322           9,291
Deferred income taxes                                  2,720           2,998
Unearned portion of paid subscriptions                   625             633
Other liabilities                                        429             375

Shareholders' equity
Preferred stock, $1 par value                              1               1
Common stock, $1 par value, 379.1 million
  and 378.3 million shares outstanding
  (excluding 45.7 million and 45.2 million
  treasury shares)                                       379             378
Paid-in capital                                        2,560           2,537
Unrealized appreciation of certain
  marketable securities                                  175             205
Accumulated deficit                                   (1,917)         (1,751)

Total shareholders' equity                             1,198           1,370

Total liabilities and shareholders' equity           $16,771         $16,892


See accompanying notes.

                                 TIME WARNER INC.
                       CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)


                                      Three Months           Nine Months
                                    Ended September 30,   Ended September 30,
                                    1994         1993      1994        1993
                                       (millions, except per share amounts)

Revenues (a)                        $1,884     $1,535     $5,109      $4,621

Cost of revenues (a)(b)              1,125        897      2,923       2,671
Selling, general and
  administrative (a)(b)                618        547      1,763       1,612

Operating expenses                   1,743      1,444      4,686       4,283

Business segment operating income      141         91        423         338
Equity in pretax income of
  Entertainment Group (a)               66        118        177         279
Interest and other, net (a)           (177)      (189)      (514)       (543)
Corporate expenses (a)                 (20)       (19)       (57)        (56)

Income before income taxes              10          1         29          18
Income taxes                           (42)      (112)      (132)       (189)

Loss before extraordinary item         (32)      (111)      (103)       (171)
Extraordinary loss on retirement
  of debt, net of $14 million and
  $37 million income tax benefit         -        (22)         -         (57)

Net loss                               (32)      (133)      (103)       (228)

Preferred dividend requirements         (3)        (3)        (9)       (115)

Net loss applicable to common
  shares                            $  (35)    $ (136)    $ (112)     $ (343)

Loss per common share:
Loss before extraordinary item      $(0.09)    $(0.30)    $(0.30)     $(0.77)

Net loss                            $(0.09)    $(0.36)    $(0.30)     $(0.92)

Average common shares                379.1      375.2      378.8       373.9

__________________
(a) Includes the following income (expenses) resulting from transactions with the Entertainment Group and other related companies for the three and nine months ended September 30, 1994, respectively, and for the corresponding periods in the prior year: revenues of $56 million and $148 million in 1994, and $41 million and $112 million in 1993; cost of revenues of $(34) million and $(80) million in 1994, and $(28) million and $(57) million in 1993; selling, general and administrative of $14 million and $33 million in 1994, and $12 million and $39 million in 1993; equity in pretax income of Entertainment Group of $(31) million and $(95) million in 1994, and $(27) million and $(84) million in 1993; interest and other, net of $2 million and $17 million in 1994; and corporate expenses of $15 million and $45 million in both 1994 and 1993.

(b) Includes depreciation and
    amortization expense of:        $  109     $  106     $  319      $ 316


See accompanying notes.

                              TIME WARNER INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                               (Unaudited)

                                                             Nine Months
                                                         Ended September 30,
                                                         1994            1993
                                                              (millions)
OPERATIONS
Net loss                                              $  (103)       $  (228)
Adjustments for noncash and nonoperating items:
Depreciation and amortization                             319            316
Noncash interest expense                                  162            132
Extraordinary loss on retirement of debt                   -              57
Equity in pretax income of Entertainment Group,
  less distributions                                      (58)          (265)
Changes in operating assets and liabilities               (32)           205

Cash provided by operations                               288            217

INVESTING ACTIVITIES
Investments and acquisitions                             (123)          (124)
Capital expenditures                                     (143)           (99)
Investment proceeds                                       144            101

Cash used by investing activities                        (122)          (122)

FINANCING ACTIVITIES
Increase in debt                                           28          3,274
Dividends paid                                           (105)          (267)
Redemption of Series D preferred stock                     -          (3,494)
Other                                                      29            (31)

Cash used by financing activities                         (48)          (518)

INCREASE (DECREASE) IN CASH AND EQUIVALENTS              $118          $(423)


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

   The accompanying financial statements are unaudited but in the opinion of management contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the financial position and the results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles applicable to interim periods. Certain reclassifications have been made to the 1993 financial statements to conform to the 1994 presentation. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of Time Warner for the year ended December 31, 1993.


2.      ENTERTAINMENT GROUP
   Time Warner's investment in and amounts due to and from the Entertainment Group at September 30, 1994 and December 31, 1993 consists of the following:

                                                  September 30,   December 31,
                                                     1994             1993
                                                           (millions)

Investment in TWE                                     $5,300         $5,085
Income tax and stock option related
  distributions due from TWE                             386            547
Long-term debt due to TWE                               (250)            -
Other liabilities due to TWE, principally related
  to home video distribution                            (144)          (257)
Investment in and amounts due to and from TWE          5,292          5,375
Investment in other Entertainment Group companies        300            252
Total                                                 $5,592         $5,627

   TWE is a Delaware limited partnership that owns and operates substantially all of the Filmed Entertainment, Programming-HBO and Cable businesses previously owned by subsidiaries of Time Warner. The general partners are subsidiaries of Time Warner ("General Partners") and in the aggregate hold 63.27% pro rata priority capital and residual equity partnership interests in TWE, and certain priority capital interests senior and junior to their pro rata priority capital interests. The limited partners are not affiliated with Time Warner and in the aggregate hold 36.73% pro rata priority capital and residual equity partnership interests. The TWE partnership agreement provides for special allocations of income, loss and distributions of partnership capital, including priority distributions in the event of liquidation. TWE reported net income of $145 million and $209 million in the nine months ended September 30, 1994 and 1993, respectively, no portion of which was allocated to the limited partners.

   Each General Partner has guaranteed a pro rata portion of $7 billion of TWE's debt and accrued interest at September 30, 1994, based on the relative fair value of the net assets each General Partner contributed to TWE. Such indebtedness is recourse to each General Partner only to the extent of its guarantee.

   Set forth below is summarized financial information of the Entertainment Group:

TIME WARNER ENTERTAINMENT GROUP
                                       Three Months          Nine Months
                                   Ended September 30,    Ended September 30,
                                   1994        1993       1994         1993
                                                  (millions)
 Operating Statement Information
Revenues                            $2,215    $2,179       $6,205     $5,804
Depreciation and amortization          261       240          719        675
Business segment operating
 income                                236       289          673        740
Interest and other, net                155       156          451        416
Income before income taxes              66       118          177        279
Income before extraordinary
  item                                  42        90          137        231
Net income                              42        82          137        221

                                                             Nine Months
                                                          Ended September 30,
                                                          1994         1993
                                                              (millions)
Cash Flow Information
Cash provided by operations                                $1,091      $ 972
Capital expenditures                                         (772)      (393)
Investments and acquisitions                                 (154)      (331)
Loan to Time Warner                                          (250)        -
Increase (decrease) in debt                                    42       (700)
Capital contributions                                         129      1,548
Capital distributions                                        (119)       (14)
Increase in cash and equivalents                               10      1,146


                                                   September 30,  December 31,
                                                         1994         1993
                                                           (millions)
Balance Sheet Information
Cash and equivalents                                       $ 1,348    $ 1,338
Total current assets                                         3,685      3,766
Total assets                                                18,704     18,202
Total current liabilities                                    2,730      2,301
Long-term debt                                               7,175      7,125
TWE General Partners' senior capital                         1,630      1,536
TWE partners' capital                                        6,195      6,000

   The assets and cash flows of TWE are restricted by the TWE partnership and credit agreements and are unavailable for use by the partners and their affiliates except through the payment of certain fees, reimbursements, cash distributions and loans, which are subject to limitations. The General Partners received $115 million of tax-related distributions from TWE in August 1994. There was an additional $297 million of such distributions due from TWE at September 30, 1994, compared to $276 million at December 31, 1993. The General Partners also had accrued $89 million and $271 million, respectively, of stock option related distributions due from TWE at September 30, 1994 and December 31, 1993, respectively, based on closing prices of Time Warner common stock of $35.13 and $44.25, respectively. TWE pays stock option distributions when the options are exercised.

   Time Warner and TWE entered into a credit agreement in 1994 which allows Time Warner to borrow up to $400 million from TWE through September 15, 2000, provided TWE remains in compliance with its bank credit agreement. Outstanding borrowings from TWE bear interest at LIBOR plus 1% per annum. Time Warner borrowed $250 million in April 1994 and $125 million in November 1994 under the credit agreement, and used the proceeds to repay like principal amounts of Time Warner notes at their maturity.

   TWE will manage a cable television joint venture it has agreed to form with subsidiaries of Advance Publications, Inc. and Newhouse Broadcasting Corporation ("Advance/Newhouse"). Advance/Newhouse will contribute cable television systems and related assets serving approximately 1.4 million subscribers for a one-third interest in the venture. TWE will contribute cable television systems or interests therein and related assets serving approximately 2.8 million subscribers for a two-thirds interest.
Separately, Time Warner agreed to acquire Summit Communications Group Inc. ("Summit"), which owns cable television systems serving approximately 162,000 subscribers, in exchange for 900,000 shares of Time Warner common stock and $320 million liquidation value of a new preferred stock convertible into Time Warner common stock at $48 per share. The Summit cable television systems also will be managed by TWE. Both transactions are expected to close in 1995.


3.      CAPITAL STOCK
   Changes in shareholders' equity are as follows:

                                                             Nine Months
                                                          Ended September 30,
                                                           1994         1993
                                                               (millions)

Balance at beginning of year                             $1,370       $ 8,167
Redemption and exchange of preferred stock                   -         (6,620)
Net loss                                                   (103)         (228)
Common dividends declared                                   (99)          (86)
Preferred dividends declared                                 (9)         (113)
Decline in market value of certain equity
  investments                                               (30)           -
Other                                                        69            56

Balance at September 30                                   $1,198      $ 1,176

    In the first quarter of 1993, Time Warner redeemed its Series D convertible preferred stock for cash and exchanged its Series C convertible preferred stock for 8.75% convertible subordinated debentures due January 10, 2015. The Series D redemption was financed principally by the proceeds from the issuance of long-term notes and debentures.


4.       SEGMENT INFORMATION
    Information as to the operations of Time Warner and the Entertainment Group in different business segments is set forth below:

                                    Three Months              Nine Months
                                  Ended September 30,      Ended September 30,
                                  1994        1993          1994        1993
                                                  (millions)
Revenues
TIME WARNER:
Publishing                        $  840     $  780       $2,442       $2,330
Music                              1,051        759        2,685        2,310
Intersegment elimination              (7)        (4)         (18)         (19)

Total                             $1,884     $1,535       $5,109       $4,621

ENTERTAINMENT GROUP:
Filmed Entertainment              $1,343     $1,320       $3,642       $3,253
Programming - HBO                    386        344        1,122        1,060
Cable                                552        551        1,663        1,657
Intersegment elimination             (66)       (36)        (222)        (166)

Total                             $2,215     $2,179       $6,205       $5,804


                                      Three Months             Nine Months
                                  Ended September 30,      Ended September 30,
                                  1994        1993         1994         1993
                                                   (millions)
Operating Income
TIME WARNER:
Publishing                        $   56     $   45       $  212       $  168
Music                                 85         46          211          170

Total                             $  141     $   91       $  423       $  338

ENTERTAINMENT GROUP:
Filmed Entertainment              $   96     $  124       $  237       $  253
Programming - HBO                     61         53          179          157
Cable                                 79        112          257          330

Total                             $  236     $  289       $  673       $  740


                                     Three Months              Nine Months
                                 Ended September 30,       Ended September 30,
                                 1994        1993           1994      1993
                                                  (millions)
Depreciation and amortization (a)
TIME WARNER:
Publishing                        $   22     $   20        $  61       $   58
Music                                 87         86          258          258

Total                             $  109     $  106       $  319       $  316

ENTERTAINMENT GROUP:
Filmed Entertainment              $   93     $   80       $  219       $  200
Programming - HBO                      5          4           15           12
Cable                                163        156          485          463

Total                             $  261     $  240       $  719       $  675

(a) Depreciation and amortization includes all amortization relating to the acquisition of Warner Communications Inc. ("WCI") in 1989, the acquisition of the American Television and Communications Corporation ("ATC") minority interest in 1992 and other business combinations accounted for by the purchase method.

5.      ADDITIONAL FINANCIAL INFORMATION
   Additional financial information is as follows:

                                                              Nine Months
                                                          Ended September 30,
                                                         1994            1993
                                                               (millions)

Interest expense                                          $ 571         $ 515
Cash payments made for interest                             453           253
Cash payments made for income taxes                         320           177
Tax-related distributions received from TWE                 115            -
Income tax refunds received                                  46            47

   During the nine months ended September 30, 1994, Time Warner realized $209 million from the securitization of receivables.

                                TIME WARNER INC.
                        MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

   Time Warner had revenues of $1.884 billion and a net loss of $32 million ($.09 per common share) for the three months ended September 30, 1994, compared to revenues of $1.535 billion and a net loss of $133 million ($.36 per common share) for the three months ended September 30, 1993. Included in the 1993 results is an extraordinary loss on the retirement of debt of $22 million ($.06 per common share) and a one-time tax charge of $70 million ($.19 per common share) that resulted from the effect on the company's deferred income tax liability of the increase in the corporate income tax rate enacted in August 1993.

   Revenues of $5.109 billion and a net loss of $103 million ($.30 per common share) were reported for the nine months ended September 30, 1994, compared to revenues of $4.621 billion and a net loss of $228 million ($.92 per common share) for the nine months ended September 30, 1993. The 1993 results include an extraordinary loss on the retirement of debt of $57 million ($.15 per common share) and the one-time tax charge of $70 million ($.19 per common share).

   Time Warner's equity in the pretax income of the Entertainment Group was $66 million in the three months ended September 30, 1994, compared to $118 million in the three months ended September 30, 1993, and was $177 million in the nine months ended September 30, 1994, compared to $279 million in the nine months ended September 30, 1993. During the first quarter of 1993, the Entertainment Group had a one-time gain from the sale of certain assets that was substantially offset by investment reserves included in Time Warner's other expenses.

   The relationship between income before income taxes and income tax expense of Time Warner is principally affected by the amortization of excess of cost over net assets acquired and certain other financial statement expenses that are not deductible for income tax purposes, and by the one-time tax charge in 1993. Income tax expense of Time Warner includes all income taxes related to its allocable share of partnership income and its equity in the income tax expense of corporate subsidiaries of the Entertainment Group.

   Other factors affecting comparative operating results are discussed below on a business segment basis. That discussion includes, among other factors, an analysis of changes in the operating income of the business segments before depreciation and amortization ("EBITDA") in order to eliminate the effect on the operating performance of the music, filmed entertainment and cable businesses of significant amounts of amortization of intangible assets recognized in the $14 billion acquisition of WCI in 1989, the $1.3 billion acquisition of the ATC minority interest in 1992 and other business combinations accounted for by the purchase method. Financial analysts generally consider EBITDA to be an important measure of comparative operating performance for the businesses of Time Warner and the Entertainment Group, and when used in comparison to debt levels or the coverage of interest expense, as a measure of liquidity. However, EBITDA should be considered in addition to, not as a substitute for, operating income, net income, cash flow and other measures of financial performance and liquidity reported in accordance with generally accepted accounting principles.

   Operating income and EBITDA for Time Warner and the Entertainment Group for the three and nine months ended September 30, 1994 and 1993 are as follows:

                         Three Months                     Nine Months
                      Ended September 30,              Ended September 30,
                    EBITDA   Operating Income      EBITDA    Operating Income
                  1994   1993   1994    1993    1994    1993    1994   1993
                                                 (millions)

Time Warner:
Publishing        $ 78   $ 65    $ 56   $ 45    $  273  $  226   $212    $168
Music              172    132      85     46       469     428    211     170

Total             $250   $197    $141   $ 91    $  742  $  654   $423    $338

Entertainment Group:
Filmed
  Entertainment   $189   $204    $ 96   $124    $  456  $  453   $237    $253
Programming-HBO     66     57      61     53       194     169    179     157
Cable              242    268      79    112       742     793    257     330

Total             $497   $529    $236   $289    $1,392  $1,415   $673    $740

THREE MONTHS ENDED SEPTEMBER 30, 1994 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1993

TIME WARNER

   PUBLISHING.  Revenues increased to $840 million, compared to $780 million in the third quarter of 1993. Operating income increased to $56 million from $45 million. Depreciation and amortization amounted to $22 million in 1994 and $20 million in 1993. EBITDA increased to $78 million from $65 million. Revenues benefited from gains in advertising and circulation at the magazine division and increased sales at the book division. Operating income, EBITDA and operating margins improved principally as a result of the revenue gains and continued cost containment.

   MUSIC. Revenues increased to $1.051 billion, compared to $759 million in the third quarter of 1993. Operating income increased to $85 million from $46 million. Depreciation and amortization, including amortization related to the purchase of WCI, amounted to $87 million in 1994 and $86 million in 1993. EBITDA increased to $172 million from $132 million. The revenue growth resulted from increases in both domestic and international recorded music revenues, which benefited from a number of popular releases during the quarter and an increase in the percentage of compact disc to total unit sales, and increased music publishing revenues. Operating income and EBITDA benefited from the revenue gains and from increased results from direct marketing activities, which was attributable to new members and lower amortization of member acquisition costs. The operating income and EBITDA gains were offset in part by costs associated with the reorganization of the domestic music companies and continuing investment in new business ventures.

   INTEREST AND OTHER, NET. Interest and other, net, decreased to $177 million in the third quarter of 1994, compared to $189 million in the third quarter of 1993. Interest expense was $197 million in both periods. Other income, net, increased to $20 million in the third quarter of 1994 from $8 million in 1993, principally because of an increase in the amortization of the excess of the General Partners' interest in the net assets of TWE over the net book value of their investment in TWE as a result of the admission of a subsidiary of U S WEST, Inc. ("USW") to the partnership in September 1993.

ENTERTAINMENT GROUP

   FILMED ENTERTAINMENT. Revenues increased to $1.343 billion, compared to $1.320 billion in the third quarter of 1993. Operating income decreased to $96 million from $124 million. Depreciation and amortization, including amortization related to the purchase of WCI, amounted to $93 million in 1994 and $80 million in 1993. EBITDA decreased to $189 million from $204 million. Worldwide syndication and consumer products revenues increased at Warner Bros., but worldwide theatrical and home video revenues were lower than last year's record-setting third quarter. Revenues at Six Flags decreased slightly as a result of an attendance shift towards parks having lower per capita revenue. Operating income and EBITDA margins were lower than in the third quarter of 1993 when theatrical and home video results were exceptionally strong.

   PROGRAMMING - HBO. Revenues increased to $386 million, compared to $344 million in the third quarter of 1993. Operating income increased to $61 million from $53 million. Depreciation and amortization amounted to $5 million in 1994 and $4 million in 1993. EBITDA increased to $66 million from $57 million. Revenues benefited from an increase in subscribers and higher pay-TV rates, as well as increased revenues at the HBO Video and Time Warner Sports units. Operating income, EBITDA and operating margins improved principally as a result of the revenue gains and a smaller loss from the COMEDY CENTRAL joint venture.

   CABLE. Revenues increased to $552 million, compared to $551 million in the third quarter of 1993. Operating income decreased to $79 million from $112 million. Depreciation and amortization, including amortization related to the purchase of WCI and the acquisition of the ATC minority interest, amounted to $163 million in 1994 and $156 million in 1993. EBITDA decreased to $242 million from $268 million. Revenues and operating results in the third quarter of 1994 were adversely affected by two rounds of cable rate regulation that in general reduced the rates cable operators are allowed to charge for regulated services, the first of which went into effect in September 1993 and the second of which went into effect in July 1994. The unfavorable effects of rate regulation were offset in part by an increase in subscribers and nonregulated revenues during the quarter.

   INTEREST AND OTHER, NET. Interest and other, net, decreased to $155 million in the third quarter of 1994, compared to $156 million in the third quarter of 1993. Interest expense decreased to $141 million, compared to $145 million in the third quarter of 1993. Other expense, net, increased to $14 million in the third quarter of 1994 from $11 million in 1993, principally because of losses on certain investments, offset in part by an increase in interest income on higher cash balances and the interest-bearing note receivable from USW.

NINE MONTHS ENDED SEPTEMBER 30, 1994 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1993

   PUBLISHING. Revenues increased to $2.442 billion, compared to $2.330 billion in the first nine months of 1993. Operating income increased to $212 million from $168 million. Depreciation and amortization amounted to $61 million in 1994 and $58 million in 1993. EBITDA increased to $273 million from $226 million. Revenues benefited principally from increases in advertising and circulation revenues at the magazine division, which were aided in part by several special issues. Operating income, EBITDA and operating margins improved principally as a result of the revenue gains and continued cost containment.

   MUSIC. Revenues increased to $2.685 billion, compared to $2.310 billion in the first nine months of 1993. Operating income increased to $211 million from $170 million. Depreciation and amortization, including amortization related to the purchase of WCI, amounted to $258 million in 1994 and 1993. EBITDA increased to $469 million from $428 million. The revenue growth resulted from increases in both domestic and international recorded music revenues, which benefited from a number of popular releases during the third quarter and an increase in the percentage of compact disc to total unit sales, and increased music publishing revenues. Operating income and EBITDA benefited from the revenue gains and from increased results from direct marketing activities, which was attributable to new members and lower amortization of member acquisition costs. The operating income and EBITDA gains were offset in part by costs associated with the reorganization of the domestic music companies and continuing investment in new business ventures.

   INTEREST AND OTHER, NET. Interest and other, net, decreased to $514 million in the first nine months of 1994, compared to $543 million in the first nine months of 1993. Interest expense increased to $571 million from $515 million as a result of a full nine months of interest on the debt issued during the first three months of 1993 for the redemption and exchange of preferred stock, offset in part by savings from lower-cost debt used to fund the redemption of certain notes and debentures in 1993. There was other income, net, of $57 million in the first nine months of 1994, compared to other expense, net, of $28 million in 1993, principally because of an increase in investment-related income and an increase in the amortization of the excess of the General Partners' interest in the net assets of TWE over the net book value of their investment in TWE. Investment-related income was reduced by adjustments to the carrying value of certain investments that were taken in both years and higher losses in 1994 on foreign exchange contracts used to hedge foreign exchange risk.

ENTERTAINMENT GROUP

   FILMED ENTERTAINMENT. Revenues increased to $3.642 billion, compared to $3.253 billion in the first nine months of 1993. Operating income decreased to $237 million from $253 million. Depreciation and amortization, including amortization related to the purchase of WCI, amounted to $219 million in 1994 and $200 million in 1993. EBITDA increased to $456 million from $453 million. Worldwide home video, syndication and consumer products revenues increased at Warner Bros., offset in part by lower worldwide theatrical revenues. Revenues at Six Flags increased slightly as a result of overall attendance growth and higher in-park spending for the first half of 1994, which offset the small revenue decline experienced in the third quarter. Operating income and EBITDA margins were lower than in the first nine months of 1993 when worldwide theatrical results were exceptionally strong.

   PROGRAMMING - HBO. Revenues increased to $1.122 billion, compared to $1.060 billion in the first nine months of 1993. Operating income increased to $179 million from $157 million. Depreciation and amortization amounted to $15 million in 1994 and $12 million in 1993. EBITDA increased to $194 million from $169 million. Revenues benefited from an increase in subscribers and higher pay-TV rates, as well as increased revenues at the HBO Video unit. Operating income, EBITDA and operating margins improved principally as a result of the revenue gains and a smaller loss from the COMEDY CENTRAL joint venture, offset in part by lower results from other new businesses.

   CABLE. Revenues increased to $1.663 billion, compared to $1.657 billion in the first nine months of 1993. Operating income decreased to $257 million from $330 million. Depreciation and amortization, including amortization related to the purchase of WCI and the acquisition of the ATC minority interest, amounted to $485 million in 1994 and $463 million in 1993. EBITDA decreased to $742 million from $793 million. Revenues and operating results in the first nine months of 1994 were adversely affected by two rounds of cable rate regulation that in general reduced the rates cable operators are allowed to charge for regulated services, the first of which went into effect in September 1993 and the second of which went into effect in July 1994. The unfavorable effects of rate regulation were offset in part by an increase in subscribers and nonregulated revenues. Actions undertaken to mitigate the impact of rate regulation include a hiring freeze to reduce the cable workforce and other measures to reduce operating expenses, a $100 million cut in capital expenditures previously budgeted for 1994 and a continued emphasis on near and long-term strategies to increase revenues from unregulated services.

   INTEREST AND OTHER, NET. Interest and other, net, increased to $451 million in the first nine months of 1994, compared to $416 million in the first nine months of 1993. Interest expense decreased to $417 million, compared with $429 million in the first nine months of 1993. There was other expense, net, of $34 million in the first nine months of 1994, compared to other income, net, of $13 million in 1993. Investment-related and foreign currency contract losses in 1994 exceeded an increase in interest income on higher cash balances and the interest-bearing note receivable from USW. A gain on the sale of certain assets and other investment-related income exceeded investment losses in 1993.

FINANCIAL CONDITION AND LIQUIDITY
September 30, 1994

TIME WARNER

   Time Warner had $9.4 billion of debt and $1.2 billion of equity at September 30, 1994, compared to $9.4 billion of debt and $1.4 billion of equity at December 31, 1993. Cash and equivalents were $318 million at September 30, 1994, compared to $200 million at December 31, 1993, resulting in debt-net-of-cash amounts of $9.1 billion and $9.2 billion at such dates. Time Warner and TWE entered into a credit agreement in 1994 which allows Time Warner to borrow up to $400 million from TWE through September 15, 2000. Time Warner borrowed $250 million in April 1994 and $125 million in November 1994 under the credit agreement, and used the proceeds to repay like principal amounts of Time Warner notes at their maturity.

   Interest rate swap agreements are used by Time Warner to adjust the proportion of total debt that is subject to changes in short-term rates. At September 30, 1994, Time Warner had contracts to pay floating rates of interest (average six-month LIBOR rate of 5.6%) and receive fixed rates of interest (average rate of 5.5%) on $2.9 billion notional amount of indebtedness, effectively converting approximately 31% of Time Warner's underlying debt, all of which is fixed-rate, to a floating-rate basis. The notional amount of outstanding contracts by year of maturity is as follows:
1995-$300 million; 1996-$300 million; 1998-$700 million; 1999-$1.2 billion;
and 2000-$400 million. Time Warner had interest rate swap contracts on $2.1 billion notional amount of indebtedness at December 31, 1993. Based on the level of interest rates prevailing at September 30, 1994, the fair value of Time Warner's fixed-rate debt was $322 million less than its carrying value and it would have cost $196 million to terminate the related interest rate swap agreements, which combined is the equivalent of an unrealized gain of $126 million. Based on the level of interest rates prevailing at December 31, 1993, the fair value of Time Warner's fixed-rate debt exceeded its carrying value by $530 million and the Company would have received $4 million to terminate its interest rate swap agreements, which combined was the equivalent of an unrealized loss of $526 million. Accounting recognition is not given to unrealized gains or losses on debt or interest rate swap contracts unless the debt is retired or the contracts are terminated prior to their maturity. Interest rate swap contracts are placed with a number of major financial institutions in order to minimize credit risk.

   Cash provided by operations of $288 million in the first nine months of 1994 reflects combined EBITDA from the Publishing and Music businesses of $742 million, net distributions from TWE of $119 million and the securitization of $209 million of receivables, less $453 million of interest payments, $274 million of income taxes, $57 million of corporate expenses and other working capital requirements. Cash provided by operations of $217 million in the first nine months of 1993 reflected combined EBITDA from the Publishing and Music businesses of $654 million and net distributions from TWE of $14 million, less $253 million of interest payments, $130 million of income taxes, $56 million of corporate expenses and working capital requirements. Cash flows used in investing activities in the first nine months of 1994, excluding investment proceeds, were $266 million, compared to $223 million in 1993. Cash dividends paid decreased to $105 million in the first nine months of 1994, compared to $267 million in 1993, principally as a result of the redemption and exchange of preferred stock in 1993. Time Warner has no claim on the assets and cash flows of TWE except through the payment of certain fees and reimbursements, cash distributions and loans. Tax-related distributions of $115 million were received from TWE in August 1994.

   Foreign exchange contracts are used to hedge the Company's foreign exchange risk primarily with respect to anticipated royalty and license payments international subsidiaries will make to Time Warner or TWE domestic companies upon the sale of U.S. copyrighted music and filmed entertainment product abroad. At September 30, 1994, Time Warner had contracts for the sale and purchase of $628 million and $95 million, respectively, of foreign currencies at fixed rates, primarily Japanese yen (26% of net contract value), French francs (16%), English pounds (15%), Canadian dollars (15%) and German marks (15%), compared to contracts for the sale and purchase of $653 million and $80 million, respectively, of foreign currencies at December 31, 1993. Unrealized gains or losses are recorded in the financial statements; accordingly, the fair value of foreign exchange contracts approximates carrying value. Losses on foreign exchange contracts during the first nine months of 1994 were $35 million for Time Warner and $23 million for TWE and are offset principally by corresponding increases in the dollar value of foreign currency royalties and license fee payments that have been or are anticipated to be received from international subsidiaries. Time Warner reimburses or is reimbursed by TWE for contract gains and losses related to TWE's foreign currency exposure. Foreign currency contracts are placed with a number of major financial institutions in order to minimize credit risk.

   Management believes that 1994 operating cash flow, cash and marketable securities and additional borrowing capacity are sufficient to meet Time Warner's liquidity needs without distributions and loans from TWE above those permitted by existing agreements.

ENTERTAINMENT GROUP

   The financial condition of the Entertainment Group companies, principally TWE, remained essentially unchanged from year end 1993. TWE had $7.2 billion of long-term debt at September 30, 1994, $1.6 billion of General Partners' senior capital and $6.2 billion of partners' capital (net of the $876 million uncollected portion of the note receivable from USW), compared to $7.1 billion of long-term debt, $1.5 billion of General Partners' senior capital and $6 billion of partners' capital at December 31, 1993. Cash and equivalents were $1.3 billion at September 30, 1994 and December 31, 1993, reducing the debt-net-of-cash amounts to $5.9 billion and $5.8 billion, respectively.

   Cash provided by operations of $1.091 billion in the first nine months of 1994 reflects combined EBITDA from the Filmed Entertainment, Programming-HBO and Cable businesses of $1.392 billion and a $235 million reduction of working capital requirements, less $411 million of interest payments, $48 million of income taxes and $45 million of corporate expenses. Cash provided by operations of $972 million in the first nine months of 1993 reflected combined business segment EBITDA of $1.415 billion, less $329 million of interest payments, $47 million of income taxes, $45 million of corporate expenses and working capital requirements. Capital expenditures increased to $772 million in the first nine months of 1994, compared to $393 million in 1993. Increased capital spending by Time Warner Cable is expected to continue in 1994 and subsequent years because management believes that the conversion from coaxial to fiber-optic cable is essential to achieving long-term growth in revenue from unregulated cable services.

   TWE's agreement to form a cable television joint venture with Advance/Newhouse and Time Warner's agreement to acquire Summit will increase the number of basic subscribers managed by Time Warner Cable from 7.3 million to 8.9 million without requiring the expenditure of cash, and will add to existing large market clusters of cable franchises. Both transactions are expected to close in 1995.

   Warner Bros.' backlog, representing the amount of future revenue not yet recorded from cash contracts for the licensing of films for pay and basic cable, network and syndicated television exhibition, amounted to $740 million at September 30, 1994, compared to $724 million at December 31, 1993 (including amounts relating to HBO of $137 million at September 30, 1994 and $178 million at December 31, 1993). The backlog excludes advertising barter contracts.

   Management believes that TWE's operating cash flow, cash and equivalents, collections on the note receivable from USW and additional borrowing capacity are sufficient to meet its capital and liquidity needs.

                  TIME WARNER ENTERTAINMENT COMPANY, L.P.
                       CONSOLIDATED BALANCE SHEET
                            (Unaudited)

                                                September 30,    December 31,
                                                     1994            1993
                                                         (millions)
ASSETS
Current assets
Cash and equivalents                                $ 1,348        $ 1,338
Receivables, including $144 and $257 due
  from Time Warner, less
  allowances of $283 and $257                         1,232          1,313
Inventories                                           1,014            980
Prepaid expenses                                         87            114

Total current assets                                  3,681          3,745

Loan receivable from Time Warner                        250             -
Noncurrent inventories                                1,794          1,760
Property, plant and equipment, net                    3,505          3,100
Excess of cost over net assets acquired               4,456          4,560
Cable television franchises                           3,298          3,510
Other assets                                          1,442          1,288

Total assets                                        $18,426        $17,963

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities
Accounts payable                                    $   360        $   366
Participations and programming costs                    892            770
Other current liabilities, including $297 and
  $108 of distributions due to Time Warner            1,445          1,129

Total current liabilities                             2,697          2,265

Long-term debt                                        7,166          7,125
Other long-term liabilities, including $89
  and $439 of distributions due to Time Warner          738          1,037
General Partners' senior capital                      1,630          1,536

Partners' capital
Contributed capital                                   7,398          7,398
Accumulated deficit                                    (327)          (393)
Note receivable from USW                               (876)        (1,005)
Total partners' capital                               6,195          6,000

Total liabilities and partners' capital             $18,426        $17,963

See accompanying notes.

                  TIME WARNER ENTERTAINMENT COMPANY, L.P.
                   CONSOLIDATED STATEMENT OF OPERATIONS
                            (Unaudited)

                                              Three Months      Nine Months
                                                 Ended             Ended
                                             September 30,      September 30,
                                           1994      1993      1994      1993
                                                       (millions)

Revenues (a)                              $2,203   $2,174     $6,177   $5,796

Cost of revenues (a)(b)                    1,553    1,551      4,337    4,070
Selling, general and administrative (a)(b)   415      344      1,175    1,004

Operating expenses                         1,968    1,895      5,512    5,074

Business segment operating income            235      279        665      722
Interest and other, net (a)                 (155)    (152)      (435)    (410)
Corporate services (a)                       (15)     (15)       (45)     (45)

Income before income taxes                    65      112        185      267
Income taxes                                 (24)     (28)       (40)     (48)

Income before extraordinary item              41       84        145      219
Extraordinary loss on retirement of debt,
  net of $6 million and $7 million
  income tax benefit                           -       (8)        -       (10)

Net income                                $   41    $  76     $  145   $  209

__________________
(a) Includes the following income (expenses) resulting from transactions with the partners of TWE and their affiliates (Note 6):

Selling, general and administrative       $  (26)    $ (13)   $  (69)  $  (42)
Corporate services                           (15)      (15)      (45)     (45)
Interest and other, net                        7         -        10        -

In addition, includes the following income (expenses) resulting from transactions with equity affiliates of TWE or Time Warner (Note 6):

Revenues                                  $  20     $   24     $  87   $   66
Cost of revenues                            (22)       (25)      (53)     (57)
Selling, general and administrative           5          6        19       19

(b)  Includes depreciation and amortization
     expense of:                          $ 254      $ 238     $ 707   $  671


See accompanying notes.

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (Unaudited)

                                                          Nine Months Ended
                                                             September 30,
                                                          1994         1993
                                                              (millions)
OPERATIONS
Net income                                                $ 145        $ 209
Adjustments for noncash and nonoperating items:
Depreciation and amortization                               707          671
Changes in operating assets and liabilities                 199           84

Cash provided by operations                               1,051          964


INVESTING ACTIVITIES
Investments and acquisitions                               (113)        (323)
Capital expenditures                                       (742)        (393)
Loan to Time Warner                                        (250)          -
Investment proceeds                                          42          100

Cash used by investing activities                        (1,063)        (616)

FINANCING ACTIVITIES
Increase (decrease) in debt                                  50         (700)
Capital contributions, including
  collections on note receivable from USW                   129        1,548
Capital distributions                                      (157)         (14)
Financing costs                                             -            (36)

Cash provided by financing activities                        22          798

INCREASE IN CASH AND EQUIVALENTS                          $  10       $1,146


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

  The accompanying financial statements are unaudited but in the opinion of management contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the financial position and the results of operations and cash flows for the periods presented, in conformity with generally accepted accounting principles applicable to interim periods. Certain reclassifications have been made to the 1993 financial statements to conform to the 1994 presentation. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of TWE for the year ended December 31, 1993.

2.      INVENTORIES
   Inventories consist of:
                                     September 30, 1994     December 31, 1993
                                    Current  Noncurrent    Current  Noncurrent
                                                   (millions)
Film costs:
   Released, less amortization       $  497     $  300       $  604    $  318
   Completed and not released           242         33          140        23
   In process                            30        407            7       340
   Library, less amortization             -        782            -       821
Programming costs, less amortization    151        272          147       258
Merchandise                              94          -           82         -

Total                                $1,014     $1,794       $  980    $1,760


3.    LONG-TERM DEBT
  Long-term debt consists of:
                                                September 30,   December 31,
                                                     1994           1993
                                                         (millions)

Bank credit agreement, weighted average
   interest rates of 5.7% and 4.2%                  $2,250       $2,425
Commercial paper, weighted average interest
  rates of 5.3% and 3.8%                               947          772
Publicly held notes and debentures                   3,900        3,892
Other                                                   69           36

Total                                               $7,166       $7,125

  Each General Partner has guaranteed a pro rata portion of substantially all of TWE's debt and accrued interest thereon based on the relative fair value of the net assets each General Partner contributed to TWE. Such indebtedness is recourse to each General Partner only to the extent of its guarantee.


4.   PARTNERS' CAPITAL
     Changes in partners' capital were as follows:

                                                      Nine Months Ended
                                                        September 30,
                                                     1994          1993
                                                         (millions)

Balance at beginning of year                        $6,000       $6,437
Net income                                             145          209
Distributions                                            5         (416)
Allocation of income to General Partners'
  senior capital                                       (94)          -
Collections on note receivable from USW                129           -
Admission of USW:
    Capital contribution, net of uncollected portion
      of note receivable from USW                        -        1,548
    Allocation of partners' capital to General
      Partners' senior capital                           -       (1,501)
Distribution of Time Warner Service
  Partnership assets                                     -          (95)
Other                                                   10          (10)

Balance at September 30                             $6,195       $6,172

   Certain assets formerly owned and operated by TWE have since September 1993 been owned and operated by other partnerships ("Time Warner Service Partnerships") pending a legal determination that TWE is clearly not prohibited from owning the assets. The Time Warner Service Partnerships make certain of their assets available to TWE and TWE is required to make quarterly cash distributions of $12.5 million to the General Partners, which the partners in turn are required to contribute to the Time Warner Service Partnerships. All or a substantial portion of the assets of the Time Warner Service Partnerships are expected to be recontributed to TWE in early 1995. For the nine months ended September 30, 1994, the Time Warner Service Partnerships have recorded aggregate losses of $19 million.

   In addition to Time Warner Service Partnership distributions, TWE also is required to make distributions to reimburse the partners for income taxes at statutory rates based on their allocable share of taxable income, and to reimburse Time Warner for its stock options granted to employees of TWE based on the amount by which the market price of Time Warner common stock exceeds the option exercise price on the exercise date. TWE accrues a stock option distribution and a corresponding liability with respect to unexercised options when the market price of Time Warner common stock increases during the accounting period, and reverses previously-accrued stock option distributions and the corresponding liability when the market price of Time Warner common stock declines.

   During the nine months ended September 30, 1994, TWE accrued $38 million of Time Warner Service Partnership distributions and $135 million of tax-related distributions, and reversed $178 million of previously-accrued stock option distributions as a result of the decline in the market price of Time Warner common stock from $44.25 at December 31, 1993 to $35.13 at September 30, 1994. During the nine months ended September 30, 1993, TWE accrued $221 million of tax distributions and $195 million of stock option distributions. TWE paid $115 million of accrued tax distributions to the General Partners in August 1994.


5.      SEGMENT INFORMATION
   Information as to the operations of TWE in different business segments is as set forth below:

                                           Three Months           Nine Months
                                      Ended September 30,  Ended September 30,
                                       1994      1993          1994      1993
                                                      (millions)

Revenues
Filmed Entertainment                 $1,342     $1,317     $3,637      $3,247
Programming - HBO                       381        343      1,108       1,059
Cable                                   546        550      1,654       1,656
Intersegment elimination                (66)       (36)      (222)       (166)

Total                                $2,203     $2,174     $6,177      $5,796


                                      Three Months Ended     Nine Months Ended
                                        September 30,          September 30,
                                      1994        1993       1994        1993
                                                   (millions)
Operating income
Filmed Entertainment                  $  90        $114      $223        $235
Programming - HBO                        59          53       177         157
Cable                                    86         112       265         330

Total                                 $ 235        $279      $665        $722

                                        Three Months Ended   Nine Months Ended
                                            September 30,      September 30,
                                        1994        1993     1994        1993
                                                     (millions)
Depreciation and amortization (a)
Filmed Entertainment                    $  92      $ 79      $216        $197
Programming - HBO                           5         4        14          12
Cable                                     157       155       477         462

Total                                   $ 254      $238      $707        $671
_______________
(a) Depreciation and amortization includes amortization relating to the acquisition of Warner Communications Inc. ("WCI") in 1989, the acquisiton of the American Television and Communications Corporation ("ATC") minority interest in 1992 and other business combinations accounted for by the purchase method.


6.      RELATED PARTIES
   In the normal course of conducting its businesses, TWE has had various transactions with its partners and their affiliates, generally on terms resulting from a negotiation among the affected parties that in management's view results in reasonable allocations. Time Warner and TWE entered into a credit agreement in 1994 which allows Time Warner to borrow up to $400 million from TWE through September 15, 2000, provided TWE remains in compliance with its bank credit agreement. Outstanding loans to Time Warner will earn interest at LIBOR plus 1% per annum. TWE loaned Time Warner $250 million in April 1994 and $125 million in November 1994 under the credit agreement.


7.      ADDITIONAL FINANCIAL INFORMATION
   Additional financial information is as follows:

                                                        Nine Months Ended
                                                           September 30,
                                                        1994         1993
                                                           (millions)

Interest expense                                        $ 414        $ 424
Cash payments made for interest                           408          328
Cash payments made for income taxes (net)                  48           47
Borrowings                                                677        3,029
Repayments                                                627        3,729


8.       ADVANCE/NEWHOUSE JOINT VENTURE
    TWE will manage a cable television joint venture it has agreed to form with subsidiaries of Advance Publications, Inc. and Newhouse Broadcasting Corporation ("Advance/Newhouse"). Advance/Newhouse will contribute cable television systems and related assets serving approximately 1.4 million subscribers for a one-third interest in the venture. TWE will contribute cable television systems or interests therein and related assets serving approximately 2.8 million subscribers for a two-thirds interest. The transaction is expected to close in 1995.

                  TIME WARNER ENTERTAINMENT COMPANY, L.P.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

   TWE had revenues of $2.203 billion and net income of $41 million for the three months ended September 30, 1994, compared to revenues of $2.174 billion and net income of $76 million for the three months ended September 30, 1993. An extraordinary loss on the retirement of debt of $8 million is included in the 1993 results.

   Revenues of $6.177 billion and net income of $145 million were reported for the nine months ended September 30, 1994, compared to revenues of $5.796 billion and net income of $209 million for the nine months ended September 30, 1993. An extraordinary loss on the retirement of debt of $10 million and a one-time gain from the sale of certain assets are included in the 1993 results.

   As a U.S. partnership, TWE is not subject to U.S. federal and state income taxation. Income and withholding taxes of $24 million and $40 million in the three and nine months ended September 30, 1994, respectively, and $28 million and $48 million in the three and nine months ended September 30, 1993, respectively, have been provided in respect of the operations of TWE's domestic and foreign subsidiary corporations.

   Other factors affecting comparative operating results are discussed below on a business segment basis. That discussion includes, among other factors, an analysis of changes in the operating income of the business segments before depreciation and amortization ("EBITDA") because the operating income of certain businesses has been affected by significant amounts of amortization of intangible assets recognized in Time Warner's $14 billion acquisition of WCI in 1989, the $1.3 billion acquisition of the ATC minority interest in 1992 and other business combinations accounted for by the purchase method. Financial analysts generally consider EBITDA to be an important measure of comparative operating performance for the businesses of TWE, and when used in comparison to debt levels or the coverage of interest expense, as a measure of liquidity. However, EBITDA should be considered in addition to, not as a substitute for, operating income, net income, cash flow and other measures of financial performance and liquidity reported in accordance with generally accepted accounting principles.

   Operating income and EBITDA for TWE for the three and nine months ended September 30, 1994 and 1993 are as follows:

                        Three Months                      Nine Months
                      Ended September 30,               Ended September 30,
                    EBITDA     Operating Income      EBITDA   Operating Income
                  1994   1993    1994    1993     1994  1993    1994    1993
                                            (millions)


Filmed
  Entertainment   $182   $193   $  90   $114     $  439  $  432  $223   $235
Programming-HBO      6     57      59     53        191     169   177    157
Cable              243    267      86    112        742     792   265    330

Total             $489   $517    $235   $279     $1,372  $1,393  $665   $722


THREE MONTHS ENDED SEPTEMBER 30, 1994 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1993

  FILMED ENTERTAINMENT. Revenues increased to $1.342 billion, compared to $1.317 billion in the third quarter of 1993. Operating income decreased to $90 million from $114 million. Depreciation and amortization, including amortization related to the purchase of WCI, amounted to $92 million in 1994 and $79 million in 1993. EBITDA decreased to $182 million from $193 million. Worldwide syndication and consumer products revenues increased at Warner Bros., but worldwide theatrical and home video revenues were lower than last year's record-setting third quarter. Revenues at Six Flags decreased slightly as a result of an attendance shift towards parks having lower per capita revenue. Operating income and EBITDA margins were lower than in the third quarter of 1993 when theatrical and home video results were exceptionally strong.

  PROGRAMMING - HBO. Revenues increased to $381 million, compared to $343 million in the third quarter of 1993. Operating income increased to $59 million from $53 million. Depreciation and amortization amounted to $5 million in 1994 and $4 million in 1993. EBITDA increased to $64 million from $57 million. Revenues benefited from an increase in subscribers and higher pay-TV rates, as well as increased revenues at the HBO Video and Time Warner Sports units. Operating income, EBITDA and operating margins improved principally as a result of the revenue gains and a smaller loss from the COMEDY CENTRAL joint venture.

  CABLE. Revenues were $546 million, compared to $550 million in the third quarter of 1993. Operating income decreased to $86 million from $112 million. Depreciation and amortization, including amortization related to the purchase of WCI and the acquisition of the ATC minority interest, amounted to $157 million in 1994 and $155 million in 1993. EBITDA decreased to $243 million from $267 million. Revenues and operating results in the third quarter of 1994 were adversely affected by two rounds of cable rate regulation that generally reduced the rates cable operators are allowed to charge for regulated services, the first of which went into effect in September 1993 and the second of which went into effect in July 1994. The unfavorable effects of rate regulation were offset in part by an increase in subscribers and nonregulated revenues during the quarter.

  INTEREST AND OTHER, NET. Interest and other, net, increased to $155 million in the third quarter of 1994, compared to $152 million in the third quarter of 1993. Interest expense decreased to $141 million, compared to $142 million in the third quarter of 1993. Other expense, net, increased to $14 million in the third quarter of 1994 from $10 million in 1993, principally because of losses on certain investments, offset in part by an increase in interest income on higher cash balances and the interest-bearing note receivable from USW.

NINE MONTHS ENDED SEPTEMBER 30, 1994 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1993

  FILMED ENTERTAINMENT. Revenues increased to $3.637 billion, compared to $3.247 billion in the first nine months of 1993. Operating income decreased to $223 million from $235 million. Depreciation and amortization, including amortization related to the purchase of WCI, amounted to $216 million in 1994 and $197 million in 1993. EBITDA increased to $439 million from $432 million. Worldwide home video, syndication and consumer products revenues increased at Warner Bros., offset in part by lower worldwide theatrical revenues. Revenues at Six Flags increased slightly as a result of overall attendance growth and higher in-park spending for the first half of 1994, which offset the small revenue decline experienced in the third quarter. Operating income and EBITDA margins were lower than in the first nine months of 1993 when worldwide theatrical results were exceptionally strong.

  PROGRAMMING - HBO. Revenues increased to $1.108 billion, compared to $1.059 billion in the first nine months of 1993. Operating income increased to $177 million from $157 million. Depreciation and amortization amounted to $14 million in 1994 and $12 million in 1993. EBITDA increased to $191 million from $169 million. Revenues benefited from an increase in subscribers and higher pay-TV rates, as well as increased revenues at the HBO Video unit. Operating income, EBITDA and operating margins improved principally as a result of the revenue gains and a smaller loss from the COMEDY CENTRAL joint venture, offset in part by lower results from other new businesses.

  CABLE. Revenues decreased to $1.654 billion, compared to $1.656 billion in the first nine months of 1993. Operating income decreased to $265 million from $330 million. Depreciation and amortization, including amortization related to the purchase of WCI and the acquisition of the ATC minority interest, amounted to $477 million in 1994 and $462 million in 1993. EBITDA decreased to $742 million from $792 million. Revenues and operating results in the first nine months of 1994 were adversely affected by two rounds of cable rate regulation that generally reduced the rates cable operators are allowed to charge for regulated services, the first of which went into effect in September 1993 and the second of which went into effect in July 1994. The unfavorable effects of rate regulation were offset in part by an increase in subscribers and nonregulated revenues. Actions undertaken to mitigate the impact of rate regulation include a hiring freeze to reduce the cable workforce and other measures to reduce operating expenses, a $100 million cut in capital expenditures previously budgeted for 1994 and a continued emphasis on near and long-term strategies to increase revenues from unregulated services.

  INTEREST AND OTHER, NET. Interest and other, net, increased to $435 million in the first nine months of 1994, compared to $410 million in the first nine months of 1993. Interest expense decreased to $414 million, compared with $424 million in the first nine months of 1993. There was other expense, net, of $21 million in the first nine months of 1994, compared to other income, net, of $14 million in 1993. Investment-related and foreign currency contract losses in 1994 exceeded an increase in interest income on higher cash balances and the interest-bearing note receivable from USW. A gain on the sale of certain assets and other investment-related income exceeded investment losses in 1993.

FINANCIAL CONDITION AND LIQUIDITY
September 30, 1994

  The financial condition of TWE remained essentially unchanged from year end 1993. TWE had $7.2 billion of long-term debt at September 30, 1994, $1.6 billion of General Partners' senior capital and $6.2 billion of partners' capital (net of the $876 million uncollected portion of the note receivable from USW), compared to $7.1 billion of long-term debt, $1.5 billion of General Partners' senior capital and $6 billion of partners' capital (net of the $1 billion uncollected portion of the note receivable from USW) at December 31, 1993. Cash and equivalents were $1.3 billion at September 30, 1994 and December 31, 1993, reducing the debt-net-of-cash amounts to $5.9 billion and $5.8 billion, respectively. Time Warner and TWE entered into a credit agreement in 1994 which allows Time Warner to borrow up to $400 million from TWE through September 15, 2000. Time Warner borrowed $250 million in April 1994 and $125 million in November 1994 under the credit agreement.

  Approximately 45% of TWE's debt is floating-rate debt and 55% is fixed-rate. There were no material interest rate swap agreements outstanding at September 30, 1994 or December 31, 1993. Based on the level of interest rates prevailing at September 30, 1994, the fair value of TWE's long-term debt was $330 million less than its carrying value. Based on the level of interest rates prevailing at December 31, 1993, the fair value of TWE's long-term debt exceeded its carrying value by $290 million. Accounting recognition is not given to unrealized gains or losses on debt unless the debt is retired prior to its maturity.

  Cash provided by TWE's operations in the first nine months of 1994 reflects combined business segment EBITDA of $1.372 billion and a $199 million reduction of working capital requirements, less $408 million of interest payments, $48 million of income taxes and $45 million of corporate expenses. Cash provided by operations of $964 million in the first nine months of 1993 reflected combined business segment EBITDA of $1.393 billion, less $328 million of interest payments, $47 million of income taxes, $45 million of corporate expenses and working capital requirements. Capital expenditures increased to $742 million in the first nine months of 1994, compared to $393 million in 1993. Increased capital spending by Time Warner Cable is expected to continue in 1994 and subsequent years because management believes that the conversion from coaxial to fiber-optic cable is essential to achieving long-term growth in revenue from unregulated cable services.

  Foreign exchange contracts are used by Time Warner to hedge TWE's foreign exchange risk primarily with respect to anticipated license payments international subsidiaries will make to TWE domestic companies upon the sale of filmed entertainment product abroad. TWE is reimbursed by or reimburses Time Warner for Time Warner contract gains and losses related to TWE's exposure. At September 30, 1994, Time Warner had contracts for the sale of $220 million of foreign currencies at fixed rates related to TWE's exposure, primarily Japanese yen (44% of net contract value), French francs (16%), German marks (13%) and Canadian dollars (12%), compared to contracts for the sale of $226 million of foreign currencies at December 31, 1993. Unrealized gains or losses are recorded in the financial statements; accordingly, the fair value of foreign exchange contracts approximates carrying value.
Losses on foreign exchange contracts during the first nine months of 1994 were $23 million and are offset principally by corresponding increases in the dollar value of foreign currency license fee payments that have been or are anticipated to be received from international subsidiaries. Time Warner places the contracts with a number of major financial institutions in order to minimize credit risk.

  TWE's agreement to form a cable television joint venture with Advance/Newhouse and Time Warner's agreement to acquire Summit Communications Group Inc. will increase the number of basic subscribers managed by Time Warner Cable from 7.3 million to 8.9 million without requiring the expenditure of cash, and will add to existing large market clusters of cable franchises. Both transactions are expected to close in 1995.

  Warner Bros.' backlog, representing the amount of future revenue not yet recorded from cash contracts for the licensing of films for pay and basic cable, network and syndicated television exhibition, amounted to $740 million at September 30, 1994, compared to $724 million at December 31, 1993 (including amounts relating to HBO of $137 million at September 30, 1994 and $178 million at December 31, 1993). The backlog excludes advertising barter contracts.

  Management believes that TWE's operating cash flow, cash and equivalents, collections on the note receivable from USW and additional borrowing capacity are sufficient to meet its capital and liquidity needs.

                         PART II. OTHER INFORMATION

Item l.  Legal Proceedings.

     Reference is made to the litigation entitled BERGER, et al. v. WARNER COMMUNICATIONS INC., et al. described on page I-40 of Time Warner's Annual Report on Form 10-K for the year ended December 31, 1993 (the "Form 10-K"). On August 16, 1994, the court granted defendants' motion for partial summary judgment and dismissed plaintiffs' contract claim. Plaintiffs filed a Notice of Appeal on September 14, 1994.

     Reference is made to the litigation entitled IN RE TIME WARNER INC. SECURITIES LITIGATION described on page I-41 of the Form 10-K. As previously reported, defendants' petition for writ of certiorari to the U.S. Supreme Court was denied. The parties have reached a settlement in this matter. The settlement provides for the payment to the class of $5.5 million which includes settlement expenses and plaintiffs' counsel fees in exchange for releases from members of the class. The court approved the settlement as fair at a hearing held on November 10, 1994.

     Reference is made to the investigation described in the first full paragraph on page I-42 of the Form 10-K. In early October 1994, WEA (and other major distributors of recorded music) received a subpoena from the FTC. The subpoena states that the FTC is investigating whether members of the pre-recorded music distribution industry may be engaging in unfair methods of competition by fixing prices or by engaging in concerted activities to limit the availability of cooperative advertising or promotional funds to retailers who distribute used compact discs or advertise prices of compact discs below specified levels. WEA and various other Time Warner entities involved in the recorded music business are in the process of gathering documents in response to the subpoena.

     Reference is made to the litigation entitled SAMUEL B. MOORE, et al. v. AMERICAN FEDERATION OF TELEVISION AND RADIO ARTISTS, et al. described on page I-42 of the Form 10-K and on page 27 of Time Warner's quarterly report on Form 10-Q for the quarter ended June 30, 1994 (the "Form 10-Q"). As previously reported in the Form 10-Q, the record company defendants' motion to dismiss plaintiffs' amended complaint was granted as to all claims except the RICO claim. The record company defendants in the one remaining RICO claim have answered the amended complaint and filed a motion for summary judgment seeking dismissal of the claim. That motion is now before the court. The record company defendants also have moved to stay discovery and class certification proceedings pending the disposition of the motion for summary judgment.

     Reference is made to the investigation described on page 27 of the Form 10-Q. Time Warner has complied with the civil investigative demand to the extent that it sought information and documents with respect to domestic activities of the Warner Music Group and has objected to responding with respect to foreign activities on the ground that the Department of Justice lacks jurisdiction to inquire into such activities. On November 3, 1994, the Department of Justice filed a petition in the United States District Court for the District of Columbia seeking to compel Time Warner and the other companies to provide documents from their files in the United States that deal with overseas activities.

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

          10.1 Contribution Agreement, dated as of September 9, 1994, among TWE, Advance Publications, Inc., Newhouse Broadcasting Corporation, Advance/Newhouse Partnership, and Time Warner Entertainment-Advance/Newhouse Partnership (incorporated by reference to Exhibit 10(a) to TWE's Current Report on Form 8-K dated September 9, 1994 (the "TWE 8-K")).

          10.2 Partnership Agreement, dated as of September 9, 1994, between TWE and Advance/Newhouse Partnership (incorporated by reference to Exhibit 10(b) to the TWE 8-K).

          27    Financial Data Schedule

          99.1 Summarized financial information of Paragon Communications.

          (b)  Reports on Form 8-K.

               Time Warner filed a report on Form 8-K dated September 9, 1994 reporting in Item 5 the announcement by TWE that it had reached agreements with Advance/Newhouse Partnership, a New York general partnership between Newhouse Broadcasting Corporation and a wholly-owned subsidiary of Advance Publications, Inc. ("Advance/Newhouse") to form a New York general partnership known as the Time Warner Entertainment-Advance/Newhouse Partnership (the "Partnership"), to which Advance/Newhouse will contribute all of its cable television systems, which serve approximately 1.4 million subscribers, and certain related assets and TWE will contribute cable television systems (or interests therein), which serve approximately 2.8 million subscribers, and certain related assets. TWE will own a two-thirds equity interest in the Partnership and Advance/Newhouse will own a one-third equity interest. TWE will be the Managing Partner and will govern the day-to-day affairs of the Partnership.

               EXHIBIT INDEX

          Pursuant to Item 601 of Regulation S-K


Exhibit No.              Description of Exhibit

  10.1 Contribution Agreement, dated as of September 9, 1994, among TWE, Advance Publications, Inc., Newhouse Broadcasting Corporation, Advance/Newhouse Partnership, and Time Warner Entertainment-Advance/Newhouse Partnership (incorporated by reference to Exhibit 10(a) to TWE's Current Report on Form 8-K dated September 9, 1994 (the "TWE 8-K")).*

  10.2 Partnership Agreement, dated as of September 9, 1994, between TWE and Advance/Newhouse Partnership (incorporated by reference to Exhibit 10(b) to the TWE 8-K).*

  27                Financial Data Schedule

  99.1              Summarized financial information of Paragon Communications.


_______________________
*Incorporated by reference.

                    TIME WARNER INC.

                    SIGNATURE




     Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         Time Warner Inc.
                         (Registrant)



                    By:    /s/    Bert W. Wasserman
                    Name:  Bert W. Wasserman
                    Title: Executive Vice President and
                         Chief Financial Officer

Dated:    November 14, 1994