Form 10-K405
TIME WARNER INC
filed 1995-03-30
CIK 736157

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K
              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
               THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994.
                         COMMISSION FILE NUMBER 1-8637

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

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      NONE

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  As of March 27, 1995, there were 379,770,491 shares of registrant's Common Stock outstanding and the aggregate market value of such shares held by non-affiliates of the registrant (based upon the closing price of such shares on the New York Stock Exchange Composite Tape on March 27, 1995) was approximately $14.3 billion.

                      DOCUMENTS INCORPORATED BY REFERENCE:

         DESCRIPTION OF DOCUMENT                  PART OF THE FORM 10-K
         -----------------------                  ---------------------
Portions of the Definitive Proxy Statement  Part III (Item 10 through Item 13)
 to be used in connection with the
 registrant's 1995 Annual Meeting of
 Stockholders.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

  TWE was formed as a Delaware limited partnership in February 1992 pursuant to an Agreement of Limited Partnership, dated as of October 29, 1991, as amended (the "TWE Partnership Agreement"), and has, since its capitalization on June 30, 1992 (the "TWE Capitalization"), owned and operated substantially all of the Entertainment group businesses, and certain other businesses, previously owned and operated by the Company. Upon the TWE Capitalization, certain wholly owned subsidiaries of the Company (the "Time Warner General Partners"), contributed such businesses, or assigned the net cash flow derived therefrom (or an amount equal to the net cash flow derived therefrom), to TWE and became general partners of TWE. Also upon the TWE Capitalization, wholly owned subsidiaries of ITOCHU Corporation (formerly C. Itoh & Co., Ltd.), a corporation organized under the laws of Japan ("ITOCHU"), and Toshiba Corporation, a corporation organized under the laws of Japan ("Toshiba"), collectively contributed $1 billion to TWE and became limited partners of TWE. On September 15, 1993, TWE consummated the transactions contemplated by the Admission Agreement, dated as of May 16, 1993, as amended (the "Admission Agreement"), between TWE and U S WEST, Inc., a Colorado corporation ("U S WEST"). Pursuant to the Admission Agreement, a wholly owned subsidiary of U S WEST made a capital contribution of $2.553 billion and became a limited partner of TWE (the "U S WEST Transaction"). As a result of the U S WEST Transaction, the Time Warner General Partners collectively own 63.27% pro rata priority capital and residual equity interests in TWE and wholly owned subsidiaries of ITOCHU, Toshiba and U S WEST (the "Class A Partners" or the "Limited Partners") own pro rata priority capital and residual equity interests in TWE of 5.61%, 5.61% and 25.51%, respectively. Each of ITOCHU and Toshiba has the right to maintain its original 6.25% pro rata priority capital and residual equity interests by acquiring additional partnership interests. In addition, the Time Warner General Partners own priority capital interests senior and junior to the pro rata priority capital interests.

  The Admission Agreement provides that TWE will use its best efforts to upgrade a substantial portion of its cable systems to "Full Service Network(TM)" capacity by the end of 1998. As systems are designated for such upgrade and after any required approvals are obtained, U S WEST and TWE will share joint control of those systems through a 50-50 management committee. The "Full Service Network" business is expected to include substantially all of TWE's cable systems, subject to obtaining necessary regulatory consents and approvals. See "Entertainment--Description of Certain Provisions of the TWE Partnership Agreement."

  In September 1994, the Company agreed to acquire Summit Communications Group, Inc. ("Summit"), which owns cable television systems serving approximately 162,000 subscribers in Winston-Salem, North

Carolina and in certain suburbs of Atlanta, Georgia, in exchange for 900,000 shares of the Company's common stock, par value $1.00 per share ("Common Stock"), and 3.2 million shares of a new Time Warner convertible preferred stock ("Series C Preferred Stock"). The Series C Preferred Stock will have a liquidation value of $100 per share, be convertible into 6.7 million shares of Common Stock at an effective price of $48 per share of Common Stock, receive an annual dividend of $3.75 per share for five years, and be redeemable at liquidation value plus unpaid dividends after five years, or exchangeable in part for Common Stock plus unpaid dividends by the holder beginning after the third year and by the Company after the fourth year at the stated conversion price plus a declining premium in years four and five and no premium thereafter.

  Also in September 1994, TWE agreed to form a cable television joint venture with subsidiaries of Advance Publications, Inc. and Newhouse Broadcasting Corporation ("Advance/Newhouse") to which Advance/Newhouse will contribute cable television systems serving approximately 1.4 million subscribers and related assets and TWE will contribute cable television systems (or interests therein) serving approximately 2.8 million subscribers and related assets. TWE will own a two-thirds equity interest in the TWE-Advance/Newhouse Partnership and be the managing partner. Advance/Newhouse will own a one-third equity interest in the partnership. Advance/Newhouse can require TWE to purchase its equity interest for fair market value at specified intervals following the death of both of its principal shareholders. Beginning in the third year, either partner can initiate a dissolution in which TWE would receive two-thirds and Advance/Newhouse would receive one-third of the partnership's net assets. The new venture will enlarge existing cable clusters already owned by the partners in North Carolina, Florida and New York.

  In January 1995, the Company agreed to acquire KBLCOM Incorporated ("KBLCOM"), a subsidiary of Houston Industries Incorporated, that owns cable television systems serving approximately 690,000 subscribers and a 50% interest in Paragon Communications ("Paragon"), which serves an additional 967,000 cable subscribers. TWE owns the other 50% interest in Paragon. To acquire KBLCOM, the Company will issue 1 million shares of Common Stock and 11 million shares of a new Time Warner convertible preferred stock ("Series D Preferred Stock") and assume or incur approximately $1.24 billion of indebtedness. The Series D Preferred Stock will have a liquidation value of $100 per share, be convertible into approximately 22.9 million shares of Common Stock at an effective price of $48 per share of Common Stock, and receive an annual dividend of $3.75 per share for four years. The Company will have the right to exchange the Series D Preferred Stock for Common Stock at the stated conversion price plus unpaid dividends after four years, or redeem the Series D Preferred Stock at the liquidation value per share plus unpaid dividends after five years. KBLCOM's systems serve subscribers in San Antonio and Laredo, Texas, the Minneapolis metropolitan area, Portland, Oregon and Orange County, California. Paragon owns systems in Tampa, Florida and northern Manhattan, as well as other locations.

  In February 1995, the Company agreed to acquire Cablevision Industries Corporation ("CVI") and related companies that own cable television systems serving approximately 1.3 million subscribers principally in New York, North Carolina, Florida, California's San Fernando Valley and Columbia, South Carolina. In acquiring CVI and related companies, the Company will issue 2.5 million shares of Common Stock and 6.5 million shares of new convertible preferred stocks (3.25 million shares of Series E Preferred Stock and 3.25 million shares of Series F Preferred Stock) and assume approximately $2 billion of debt of CVI and related companies. Each series of preferred stock will have a liquidation value of $100 per share, be convertible into approximately 13.5 million shares of Common Stock at an effective price of $48 per share of Common Stock, and receive an annual dividend of $3.75 per share for a period of five years with respect to the Series E Preferred Stock and a period of four years with respect to the Series F Preferred Stock. The Company will have the right to exchange the Series E Preferred Stock for Common Stock at the stated conversion price plus unpaid dividends after five years and to exchange the Series F Preferred Stock for Common Stock at the stated conversion price plus unpaid dividends after four years. In addition, the Company may redeem either series of preferred stock at the liquidation value per share plus unpaid dividends after five years.

  The Summit and Advance/Newhouse transactions are expected to close in the first half of 1995. The KBLCOM and CVI transactions are expected to close later in the year. All transactions are subject to customary closing conditions, including the receipt of certain franchise and regulatory approvals.

  The Company also has announced its intention to enhance its financial position and that of the Entertainment Group through sales of non-core assets, such as the stock of Turner Broadcasting System, Inc. ("TBS") owned by Time Warner, and/or certain smaller unclustered cable systems owned by Time Warner or the Entertainment Group. Proceeds from asset sales will be used to reduce debt. No assurance can be given as to whether or when any particular assets may be sold, or the amount of the proceeds that may be received by the Company from any such sales. Because of the announced transactions, Time Warner will explore the possibility of bringing its various interests in cable operations together in a separate, self-financed operating unit. This process is expected to be undertaken over a 12-18 month period and will be dependent, among other things, on successful negotiations with TWE's partners and certain creditors, and receipt of franchise and other regulatory approvals. Accordingly, there can be no assurance that the effort will succeed.

  For financial information about the Company's industry segments and operations in different geographical areas with respect to each of the years in the three-year period ended December 31, 1994, see Note 10, "Segment Information," to the Company's consolidated financial statements at pages F-19 through F-22 herein.

  The Company's Entertainment Group, consisting of the Company's interests in certain entertainment companies, principally TWE, was deconsolidated effective January 1, 1993 as a result of the U S WEST Transaction. The TWE Partnership Agreement and the TWE credit agreement impose restrictions on the ability of TWE to make distributions to the Company and the Time Warner General Partners. See Note 1, "Summary of Significant Accounting Policies," and Note 2, "Entertainment Group," to the Company's consolidated financial statements at pages F-6 through F-11 herein.

                                   PUBLISHING

  The Company's wholly owned publishing division, Time Inc., publishes magazines and books and develops products for the multimedia and television markets. It conducts these activities through wholly owned subsidiaries, joint ventures, equity investments and partnerships.

MAGAZINES

 General

  Time Inc. publishes TIME, PEOPLE, SPORTS ILLUSTRATED, FORTUNE, MONEY, LIFE, SPORTS ILLUSTRATED FOR KIDS and ENTERTAINMENT WEEKLY. In June 1994, Time Inc. launched IN STYLE, a monthly celebrity life style publication.

  Time Inc. Ventures ("TIV") and its subsidiary Time Publishing Ventures, Inc. ("TPV") are responsible for international, regional and special interest publishing and development activities, including Southern Progress Corporation ("Southern Progress"), Sunset Publishing Corporation ("Sunset Publishing"), PARENTING, BABY TALK, HEALTH, HIPPOCRATES, MARTHA STEWART LIVING, and WHO WEEKLY magazines and various joint ventures.

  Southern Progress publishes SOUTHERN LIVING, PROGRESSIVE FARMER, SOUTHERN ACCENTS and COOKING LIGHT magazines.

  Time Inc., either directly or indirectly, has equity interests in ASIAWEEK, American Family Publishers and Publishers Express. In 1994, Time Inc. sold its interest in ELLE JAPON and YAZHOU ZHOUKAN and acquired full ownership of President, Inc., which publishes PRESIDENT and DANCYU magazines.

  TIV has management responsibility for most of the American Express Publishing Corporation's operations, including TRAVEL & LEISURE and FOOD & WINE magazines. TIV also operates an in-store advertising and demonstration business, Time Inc. In-Store Marketing.

  Each magazine published by the Company has an editorial staff under the general supervision of a managing editor and a business staff under the management of a president or publisher. Magazine manufacturing and distribution activities are generally managed by centralized staffs at Time Inc. Fulfillment activities for Time Inc.'s magazines are generally administered from a centralized facility in Tampa, Florida. PARENTING, SUNSET, BABY TALK, HEALTH, HIPPOCRATES, MARTHA STEWART LIVING, VIBE, and Time Inc.'s overseas operations employ independent fulfillment services and undertake their own manufacturing and distribution.

  Magazine publishing follows a seasonal pattern with revenues being generally higher in the second and fourth quarters and lower in the first and third quarters.

  The individual magazines of the Company are summarized below:

  TIME, a weekly magazine, summarizes the news and brings original interpretation and insight to the week's events. The domestic advertising rate base of TIME as of January 1995 was 4,000,000, which is unchanged from January 1994.

  TIME Asia, TIME Atlantic, TIME Canada, TIME Latin America and TIME South Pacific are weekly English-language editions of TIME which circulate outside the United States. These editions had an aggregate worldwide advertising rate base of 1,460,000 as of January 1995, compared to 1,480,000 in January 1994.

  SPORTS ILLUSTRATED is a weekly magazine which covers the activities of, and is designed to appeal to, spectators and participants in virtually all forms of recreational and competitive sports. The advertising rate base as of January 1995 was 3,150,000, the same as in January 1994.

  SPORTS ILLUSTRATED FOR KIDS is a monthly sports-oriented magazine geared to children ages eight through fourteen. Its advertising rate base as of January 1995 was 950,000, compared to 900,000 in January 1994, including 243,000 copies distributed free to over 1,100 schools.

  PEOPLE, a weekly magazine, reports on celebrities and other notable personalities. The advertising rate base as of January 1995 was 3,150,000, the same as in January 1994.

  ENTERTAINMENT WEEKLY is a weekly magazine which includes reviews and reports on television, movies, video, music and books. The advertising rate base as of January 1995 was 1,125,000, compared to 1,075,000 in January 1994.

  FORTUNE, a biweekly magazine, reports on worldwide economic and business developments. The worldwide advertising rate base was 860,000 as of January 1995, compared to 870,000 in January 1994.

  MONEY is a monthly magazine which reports on personal finance. The advertising rate base as of January 1995 was 1,900,000, the same as in January 1994.

  LIFE is a monthly magazine which features photographic essays. The advertising rate base as of January 1995 was 1,500,000, the same as in January 1994.

  IN STYLE is a monthly magazine which focuses on celebrities' lives and lifestyles. The advertising rate base as of January 1995 was 550,000.

  SOUTHERN LIVING is a monthly regional home, garden, food and travel magazine focused on the South with an advertising rate base of 2,300,000 as of January 1995, which is the same as in January 1994.

  PROGRESSIVE FARMER is a monthly regional farming magazine with an advertising rate base of 410,000 as of January 1995, compared to 415,000 in January 1994.

  SOUTHERN ACCENTS, published six times a year, features architecture, fine homes and gardens, arts and travel and is targeted to affluent Southerners. Its advertising rate base as of January 1995 was 275,000, compared to 250,000 in January 1994.

  COOKING LIGHT is published nine times a year and features health and fitness through active lifestyles and good nutrition. The advertising rate base as of January 1995 was 1,200,000, compared to 1,100,000 in January 1994.

  PARENTING is published ten times a year and is aimed at parents of children under the age of ten. The advertising rate base increased as of January 1995 to 1,000,000, compared to 925,000 in January 1994.

  SUNSET, The Magazine of Western Living, is a monthly regional magazine focused on lifestyles in the West. The advertising rate base increased to 1,425,000 in January 1995, compared to 1,400,000 in January 1994.

  HEALTH is a consumer health magazine published seven times a year, and HIPPOCRATES is published ten times a year. Although similar in editorial content, HEALTH is targeted at the consumer market, while HIPPOCRATES is a trade magazine targeted at physicians and carries primarily trade advertising. HEALTH had an advertising rate base of 900,000 in January 1995, the same as in January 1994. HIPPOCRATES had a controlled circulation of 125,000 primary care physicians in January 1995, the same as in January 1994.

  MARTHA STEWART LIVING is published ten times a year and presents Martha Stewart's personal perspective on entertaining, cooking, decorating and gardening. Its advertising rate base as of January 1995 was 800,000, compared to 725,000 in January 1994.

  BABY TALK is published ten times a year and is targeted at expectant and new mothers. In February 1995 its advertising rate base was 1,000,000, compared to 1,300,000 in January 1994. BABY TALK's ancillary publications are BABY ON THE WAY (published semi-annually) and BABY ON THE WAY BASICS (published annually).

  WHO WEEKLY is an Australian version of PEOPLE which focuses on celebrities and other notable personalities. The advertising rate base as of January 1995 was 230,000, compared to 200,000 in January 1994.

  VIBE is published ten times a year by a joint venture between a subsidiary of TPV and affiliates of Quincy Jones Entertainment Company. It covers rap, rhythm and blues, reggae and dance music, as well as politics and fashion. The advertising rate base as of January 1995 was 250,000, compared to 200,000 in January 1994.

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

 Advertising

  Advertising carried in the Company's magazines is predominantly consumer advertising. Many of the Company's magazines have numerous regional and demographic editions which contain the same basic editorial material but permit advertisers to concentrate their advertising in specific markets. Through the use of selective binding and ink-jet technology, the Company creates special custom editions targeted towards specific groups. This allows the Company to deliver advertisers a more highly targeted audience by segmenting subscriber lists to identify those subscribers advertisers desire most, as well as providing the opportunity to personalize advertising messages.

 Paper and Printing

  Lightweight coated paper, which for certain magazines is recycled, constitutes a significant component of physical costs in the production of magazines. Time Inc. has contractual commitments to ensure an adequate supply of paper, but periodic shortages may occur in the event of strikes or other unexpected disruptions in the paper industry. During 1994, paper prices were relatively flat with some upward movement in the fourth quarter. In 1995, the Company expects that paper prices will increase as a result of increased demand in the paper market. Time Inc. purchases paper principally from four independent manufacturers, in each case under contracts that, for the most part, are either fixed-term or open-ended at prices determined on a market price or formula price basis.

  Printing and binding for the Company's magazines are accomplished primarily by major domestic and international printing concerns in 20 locations. Magazine printing contracts are either fixed-term or open-ended at fixed prices with, in some cases, adjustments based on certain criteria.

BOOKS

 General

  The Company's book operations include Time Life Inc., Book-of-the-Month Club, Inc., Warner Books, Inc. and Little, Brown and Company, each of which is a wholly owned subsidiary of Time Inc., and the Oxmoor House and Sunset Books divisions of Southern Progress and Sunset Publishing, respectively. In 1994, the book operations distributed, in aggregate, approximately 159 million gross units.

 Time Life

  Time Life is composed of several divisions including: Books, Music, Video and Television, Education, Digital, Medical and International. Time Life is one of the nation's largest direct marketers of books, music and videos. The products are sold by direct response, including mail order, television and telephone, through retail, institutional and license channels, and by door-to-door independent distributors in some foreign markets. Editions of the books are currently sold in 23 languages worldwide and approximately 40% of Time Life's revenues are generated outside the United States. In 1994, Time Life created Time-Life Digital, a division designed to develop all forms of digital media from the company's extensive library of titles. Time-Life Medical was formed as a joint venture in January 1995 to create and sell patient-education materials.

  Editorial material is created by in-house staffs as well as through outside book packagers. A significant product in 1994 was Time-Life Music's platinum series "The Rolling Stone Collection: 25 Years of Essential Rock." Other 1994 best sellers included "Weight Watchers (R) Smart Choice Recipe Collection" from Time-Life Books, "Sounds of the 70's" from Time-Life Music, and "Predators of the Wild" from Time-Life Video. In 1993, Time Life began the development of two ten-hour television documentary series, "Lost Civilizations" and "The History of Rock 'n' Roll," each of which draw on Time Life's existing editorial resources. First-run television rights to "Lost Civilizations" have been pre-sold to NBC and "The History of Rock 'n' Roll," co-produced with TWE's Telepictures Productions, aired in March 1995.

  Manufacturing for Time-Life Books is done by several independent companies. Manufacturing contracts are entered into on a series rather than a single title basis and are fixed-price with provisions for cost of labor, material and specification adjustments. These contracts, subject to certain limitations, may be terminated by Time Life or the manufacturer. Time Life's fulfillment activities, excluding international operations, are conducted from a centralized facility in Richmond, Virginia.

 Book-of-the-Month Club

  Book-of-the-Month Club operates seven book clubs and three continuity businesses with combined membership in excess of 3.1 million. Two of the clubs, Book-of-the-Month Club and Quality Paperback Book Club, are general interest clubs and the remaining clubs specialize in history, cooking and crafts, business, children's books and the books of a particular author. In addition, multimedia, audio and video products are offered through the clubs. In 1993, Book-of-the-Month Club launched its businesses internationally, and now operates in over 40 countries in Europe, Asia, Latin America and the Middle East.

  Book-of-the-Month Club acquires the rights from publishers to manufacture and distribute books and then has them printed by independent printing concerns. Book-of-the-Month Club runs its own fulfillment and warehousing operations in Mechanicsburg, Pennsylvania.

 Warner Books

  Warner Books publishes hardcover, mass market and trade paperback books. Among its best selling hardcover books in 1994 were Robert James Waller's "Old Songs in a New Cafe," "Slow Waltz in Cedar Bend" and "The Bridges of Madison County" and James Redfield's "The Celestine Prophecy." Mass market paperback books on the best seller list in 1994 included "Pleading Guilty" by Scott Turow, "Along Came a Spider" by James Patterson, and "Where There's Smoke" and "Hidden Fires" by Sandra Brown.

  During 1994, Warner Books acquired a minority equity interest in The Reference Press, Inc., a Texas-based print and electronic publisher of business information and company profiles. In addition, through a joint venture with Little, Brown, Warner Books operates Time Warner Electronic Publishing, which is engaged in on-line and multimedia publishing.

 Little, Brown

  Little, Brown publishes general and children's trade books, legal and medical reference books and textbooks. Through its subsidiary, Little, Brown (U.K.), it also publishes general hardcover and mass market paperback books in the United Kingdom. Among the trade hardcover books published by Little, Brown in 1994 were "The Day After Tomorrow" by Allan Folsom and "Long Walk to Freedom" by Nelson Mandela.

  Little, Brown handles book distribution for itself, Warner Books and Sunset Books, as well as other publishers. The marketing of trade books is primarily to retail stores and wholesalers throughout the United States, Canada and the United Kingdom. Law and medical textbooks are sold primarily to university retail stores. Professional reference books are sold to practitioners through retail stores and direct marketing. Through their combined U.S. and U.K. operations, Little, Brown and Warner Books have the ability to acquire English-language publishing rights for the distribution of hard and softcover books throughout the world.

  Warner Books, Little, Brown, and Warner Music Group's Atlantic Records operate a joint venture, Time Warner AudioBooks, to develop and market audio versions of books and other materials published by Warner Books, Little, Brown and other outside publishers.

 Oxmoor House and Leisure Arts

  Oxmoor House, the book publishing division of Southern Progress, markets how-to books on a wide variety of topics including food and crafts, as well as illustrated volumes on art and other subjects. Acquired in 1992 and integrated into Oxmoor House, Leisure Arts is a well-established publisher and distributor of instructional leaflets, continuity books series and magazines for the needlework and crafts market.

 Sunset Books

  Sunset Books, the book publishing division of Sunset Publishing, markets books on topics such as building and decorating, cooking, gardening and landscaping, and travel. Sunset Books' unique marketing formula includes an extensive network of home repair and garden centers.

OTHER PUBLISHING OPERATIONS

 Multimedia and Television

  Time Inc. continues to actively develop products for emerging technologies such as on-line computer networks, the Full Service Network, and the CD-ROM market. In 1994, Time Inc. launched PATHFINDER (TM), a site on the Internet that includes electronic editions of editorial content derived from Time Inc.'s magazine and book publications, as well as original content created exclusively for the Internet. Time Inc. has also licensed its editorial content to various other on-line information services, and has produced CD-ROM products through licensing arrangements with third party CD-ROM developers.

  Time Inc. has undertaken development efforts in various television ventures, both in combination with other Company divisions and independently. The most significant of these activities is an entertainment news show, "EXTRA--The Entertainment Magazine," produced in conjunction with the Telepictures division of TWE, a six-day-a-week program utilizing the editorial resources of Time Inc. to break exclusive stories.

 Time Inc. In-Store Marketing

  Time Inc. In-Store Marketing, an umbrella organization which is a subsidiary of TIV, operates all of Time Inc.'s in-store advertising and demonstration businesses, including Media Holdings, Inc. ("Media One") and SmartDemo Inc. ("SmartDemo"). Media One's primary product is a two-sided backlit advertising display unit that is installed in supermarket checkout lanes. SmartDemo is an in-store demonstration, couponing, sampling and merchandising business.

 American Express Publishing

  Time Inc., through its TIV subsidiary, has management responsibility for most of American Express Publishing Corporation's operations, including its core lifestyle magazines, TRAVEL & LEISURE and FOOD & WINE. TIV receives a fee for managing these properties, as well as incentives for improving profitability.

 American Family Publishers

  Time Inc. is a 50% partner in American Family Publishers ("AFP"), a direct mail magazine subscription sales agency. AFP sells magazine subscriptions for approximately 200 major magazines in the United States, including many of the Company's publications. AFP sells primarily through two heavily-promoted nationwide sweepstakes mailings conducted each year.

 Time Distribution Services

  In January 1995, Time Distribution Services Inc. ("TDS"), a wholly owned subsidiary of Time Inc., acquired substantially all of the assets of Time Distribution Services, a joint venture between Time Inc. and Gruner & Jahr (the successor to the New York Times Company's interest in Time Distribution Services). TDS markets and distributes magazines published by Time Inc. and certain other publishers in the United States and Canada, through wholesalers to retail outlets such as newsstands and directly to supermarkets and drugstore chains.

 Warner Publisher Services

  Warner Publisher Services ("WPS") is a major distributor of magazines and paperback books sold through wholesalers in the United States and Canada, and internationally. WPS is the sole national distributor for MAD magazine, the publications of DC Comics and certain publications owned by other publishers, including TEEN, VOGUE, WOMAN'S DAY, and the Dell Puzzle Books. WPS also distributes the paperback books published by Warner Books as well as the full paperback line of the Berkley Group. WPS is wholly owned by Time Inc.

 Publishers Express

  Time Inc. owns 23.5% of Publishers Express Inc., a corporation whose shareholders consist of eleven other publishers, printers, paper companies and direct mailers established to deliver second- and third-class mail and advertising material in competition with the U.S. Postal Service. As of January 1995, the corporation was delivering in 24 cities throughout the United States.

POSTAL RATES

  Postal costs represent a significant operating expense for the Company's publishing activities. There were no general postal rate increases in 1994. An increase of approximately 10% for first class and 14% for second, third and fourth classes was implemented in January 1995 by the Postal Service.

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

                                     MUSIC

GENERAL

  The Company's music business, conducted under the umbrella name Warner Music Group ("WMG"), consists principally of a vertically integrated worldwide recorded music business and a worldwide music publishing business.

  The Company's domestic recorded music business, which was restructured in 1994 and early 1995, is conducted primarily through a division of WMG called Warner Music U.S. ("WMUS") and its constituent companies, Elektra Entertainment Group ("Elektra"), The Atlantic Group ("Atlantic") and Warner Bros. Records ("WBR"), and their affiliated labels; and through Warner Media Manufacturing and Distribution ("WMMD") and its constituent companies, Warner-Elektra-Atlantic Corporation ("WEA"), WEA Manufacturing Inc. ("WEA Mfg.") and Ivy Hill Corporation ("Ivy Hill"). Outside of the United States, the Company's recorded music business is conducted in more than 65 countries through WEA International Inc. and a division of WCI, Warner Music International, and their subsidiaries and affiliates ("WMI"), as well as through non-affiliated licensees. WMG also conducts a home video business specializing in children's videos and fitness videos through WarnerVision, a division of WMUS.

  The Company's music publishing business is conducted principally through wholly owned subsidiaries of WCI (collectively, "Warner/Chappell").

  In 1994, approximately 57% of WMG's recorded music revenues were derived from sources outside of the United States.

RECORDED MUSIC AND RELATED ACTIVITIES

  WMI, WBR, Atlantic and Elektra produce, sell and license compact discs, cassette tapes and music videos (in both videocassette and video laserdisc configurations) of the performances of recording artists under contract to them or for whose recordings they have acquired rights. WMG's recorded music and video product is marketed under various labels, including the proprietary labels "Warner Bros.," "Reprise," "Sire," "Tommy Boy," "Warner Nashville," "Elektra," "Asylum," "Nonesuch," "Atlantic," "WarnerVision," "EastWest America," "Big Beat," "Atlantic Nashville," "WEA," "EastWest," "Teldec," "CGD," "Carrere," "Erato," "MMG," "DRO," "Telegram," "D-Day," "Muser" and "Fazer."

  In addition, WMG has entered into joint venture agreements pursuant to which WMG companies manufacture, distribute and market (both domestically and, in most cases, internationally) recordings owned by such joint ventures. The terms of such agreements vary widely, but each agreement typically provides the

WMG record company with an equity interest and a profit participation in the venture, with financing furnished either solely by WMG or by both parties. Included among these arrangements are the labels "American Recordings," "Giant," "Interscope," "Maverick," "Qwest" and "Rhino." In early 1995, Elektra entered into a joint venture arrangement with Sub Pop Ltd. ("Sub Pop"), an independent record company based in Seattle.

  WMG's record companies also acquire rights pursuant to agreements to manufacture and distribute certain recordings that are marketed under the licensor's proprietary label. Included among the labels distributed by WMUS under such arrangements are "Beggars Banquet," "Curb," "Mammoth," "Matador" and "Slash."

  Recording artists are engaged under arrangements that generally provide that the artist is to receive a percentage of the suggested retail selling price of compact discs, cassette tapes and music videos sold. Most artists receive non-returnable advance payments against future royalties.

  Among the artists whose albums resulted in significant sales for WMG's record companies during 1994 were: All-4-One, Anita Baker, Candlebox, Collective Soul, Eric Clapton, Green Day, Madonna, Luis Miguel, John Michael Montgomery, Laura Pausini, R.E.M., Stone Temple Pilots, Keith Sweat, Mariya Takeuchi and The Three Tenors. In 1995, WMG's record companies expect to release albums by the following artists: Tori Amos, AC/DC, Bjork, Tevin Campbell, Enya, En Vogue, Michael Feinstein, Philip Glass, Van Halen, Quincy Jones, Andy Lau, Bette Midler, Red Hot Chili Peppers, Linda Ronstadt, David Sanborn, Simply Red, Rod Stewart and Skid Row.

  WMG's domestic manufacturing, packaging and distribution operations are conducted through WMMD and its constituent companies.

  WEA Mfg. is engaged in the domestic manufacturing of audio and CD-ROM compact discs, cassette tapes and videocassettes. WEA Mfg. conducts its operations from facilities situated in Olyphant, Pennsylvania and in the greater Los Angeles area. WEA Mfg. participated in the development of digital video discs ("DVD"), the new digital configuration developed by Time Warner and Toshiba, and expects to be manufacturing DVD early in 1996.

  Ivy Hill is engaged in the offset lithography and packaging business through facilities situated in four states. Ivy Hill is a major supplier of packaging to the recorded music industry (including WMG's record companies) and also supplies packaging for a wide variety of other consumer products.

  WMG's recorded music product is marketed and distributed in the continental United States by WEA, which supplies, directly or indirectly through sub-distributors and wholesalers, thousands of record stores, department stores, discount centers and other retail outlets across the country. Alternative Distribution Alliance, a distribution company specializing in alternative rock music, with a focus on new artists, operates as a joint venture among WMG, its labels, Restless Records and Sub Pop.

  Warner Special Products produces, primarily for telemarketers, compilations of music for which it has obtained rights from WMG's recorded music companies, as well as from third parties.

  In foreign markets, WMI produces, distributes, promotes and sells recordings of local artists and, in most cases, distributes the recordings of those artists for whom WMG's domestic recording companies have international rights. In certain countries, WMI licenses to non-affiliated parties rights to distribute recordings of WMG's labels. WMI strengthened its operations during 1994 with the creation of Warner Music Benelux, combining affiliates in the Netherlands and Belgium; the establishment of Warner Music Thailand; the acquisition of NVC Arts, a classical video company in the U.K.; and the formation of an international marketing alliance with China Records in the U.K. WMI also operates two plants in Germany that manufacture compact discs, cassette tapes and vinyl records for WMI's European affiliates and licensees and for WMI companies outside Europe, as well as for unrelated parties.

  Warner Music Enterprises ("WME"), a direct marketing company, operates magazine-plus-CD/audio cassette continuity programs specializing in classical music (BBC Music) and country music (New Country).

During 1994, WME added a new rock music magazine, huH, to its existing Rock Video Monthly service and launched Jazziz, a new jazz-oriented service. In February 1995, WME launched Radio Aahs, a similar service for children.

  Through joint ventures, WMG and Sony Music Entertainment ("Sony Music") operate The Columbia House Company, the leading direct marketer of compact discs, cassette tapes and videocassettes in the United States and Canada. WCI owns a minority portion of Time Warner's 50% interest in the U.S. partnership and all of Time Warner's 50% interest in the Canadian partnership. WMG and Sony Music are also partners in Music Sound Exchange, a direct marketing catalog that is primarily directed to selling music and related products to consumers age 35 and over.

  In March 1995, WMG entered into a joint venture with PolyGram International Ltd. ("PolyGram") and Sony Music to directly market recorded music and filmed entertainment repertoire in Europe through music clubs and video clubs.

  WMG, with other partners, including another subsidiary of the Company, has an equity interest in Digital Cable Radio Associates, an audio programming service that delivers multiple channels of CD-quality stereo music via cable television. In Europe, where the service is known as Music Choice Europe, it is delivered via cable television and direct-to-home satellite.

  WMG is a partner with Sony Pictures Entertainment, Inc. ("Sony Pictures"), PolyGram, Thorn EMI ("EMI") and Hamburg radio executive Frank Otto in VIVA, a 24-hour German language music video channel carried on cable television in Germany.

  In January 1995, WMG entered into a joint venture with STAR TV, Bertlesmann Music Group, EMI and Sony Pictures to develop programming for STAR TV's existing pan-Asian music channel, Channel [V].

  During 1994 and early 1995, WMG acquired the U.K. multimedia developer Renegade and signed software development agreements in the U.S. with several leading interactive programming creators, including Hyperbole Studios, Imagination Pilots and Accolade (and acquired a minority interest in that company). Also in 1994, WMG, along with Home Box Office and software developer Michael Nash, created a new multimedia joint venture known as Inscape. WMG also announced the formation of WarnerActive, a division of WEA that will publish multimedia titles in the U.S., and Warner Interactive Entertainment which will publish multimedia titles in international markets. Time Warner's other divisions involved in CD-ROM production, including Time Warner Interactive Group, will also be utilizing WarnerActive's services.

MUSIC PUBLISHING

  Time Warner's music publishing companies own or control the rights to over a million standard and contemporary compositions, including numerous popular hits, folk songs and music from the stage and motion pictures. Certain works of the following artists, authors and composers are included in Warner/Chappell's catalogues: John Bettis, Michael Bolton, The Black Crowes, Phil Collins, Comden & Green, Dubin & Warren, Genesis, George and Ira Gershwin, Gin Blossoms, Victor Herbert, Michael Jackson, Elton John, Leiber & Stoller, Lerner & Lowe, Madonna, Henry Mancini, Johnny Mercer, George Michael, Midnight Oil, Cole Porter, the artist formerly known as Prince, R.E.M., Rodgers & Hart, Soul Asylum, Jule Styne, Bernie Taupin, Van Halen, John Williams and the foreign administration of the works of Irving Berlin.

  Warner/Chappell also administers the film music of several television and motion picture companies, including Lucasfilm, Ltd., Viacom Enterprises, Samuel Goldwyn Productions and Famous Music (outside the United States and Japan).

  Warner/Chappell's printed music division markets publications throughout the world containing the works of Alabama, Phil Collins, Bon Jovi, The Eagles, The Grateful Dead, Michael Jackson, Led Zeppelin, Madonna, John Mellencamp, the artist formerly known as Prince, Rush, Bob Seger and many others. In July 1994, Warner/Chappell acquired CPP/Belwin, Inc., one of the world's largest publishers of printed music.

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

LEGISLATION

  As digital technology is applied to broadcast, cable and other means of distribution, and more particularly to the interactive networks comprising the "information superhighway," the virtually flawless reception and improved potential for recording that digitization entails is expected to be the subject of legislation in 1995. A bill has been introduced in the Senate (S.227), and it is anticipated that one will be introduced shortly in the House, which will provide royalties to performers and producers of sound recordings that are publicly performed on digital subscription music services. Sound recordings are the only copyrighted works for which there is no compensation for their public performance. Passage of this legislation would favorably impact WMG's interests. Prospects for passage may be improved by the bill's exclusion of conventional analog distribution.

  In addition, a bill to extend the term of ownership of copyrights for an additional 20 years has been introduced in the House (H.R. 989). Passage of this legislation would benefit all of the Company's copyright businesses, including the businesses of WMG.

  No assurance can be given that either of these bills will become law.

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

                                 ENTERTAINMENT

  The Company's Entertainment Group consists of TWE's Filmed Entertainment, Programming--HBO and Cable businesses, and also Time Warner's interests in certain other businesses. Each of the three principal businesses is operated as a separate division of TWE and, except as described below, in the same manner as it was operated by the Company at the time of the TWE Capitalization. See "--Description of Certain Provisions of the TWE Partnership Agreement-- Management and Operations of TWE."

  As a result of the U S WEST Transaction, TWE may be deemed an "affiliated enterprise" of a Regional Bell Operating Company ("RBOC") and, as such, may be subject to certain restrictions of the Modification of Final Judgment entered on August 24, 1982 by the United States District Court for the District of Columbia and related decisions and decrees (the "Modification of Final Judgment"). Generally, the Modification of Final Judgment prohibits the RBOCs, including U S WEST, and any of their "affiliated enterprises," from among other things, (i) providing long distance telecommunications services, which may include operating or providing long distance services using TVROs or satellites, or coaxial cable, fiber or microwave facilities, (ii) manufacturing or providing telecommunications equipment and (iii) manufacturing

"customer premises equipment," which may include cable television converter or multimedia boxes. In addition, the Modification of Final Judgment may prohibit the RBOCs and their "affiliated enterprises" from holding certain financial interests in ventures that engage in the foregoing activities. Several bills that would alleviate many of the restrictions contained in the Modification of Final Judgment are under active consideration in the U.S. Congress.

  In order to ensure compliance with the Modification of Final Judgment, prior to U S WEST's investment in TWE, TWE distributed to the Time Warner General Partners certain assets, including the satellite receiving dishes and broadcast antennae used by TWE's cable division, the transponders and other transmission equipment used by TWE's cable television programming and filmed entertainment divisions and equity interests in certain programming entities (collectively, the "TW Service Partnership Assets"). Such partners then contributed such assets to newly formed sister partnerships in which the Time Warner General Partners and subsidiaries of ITOCHU and Toshiba are the partners (the "Time Warner Service Partnerships"). Upon the distribution of the TW Service Partnership Assets to the Time Warner General Partners, the Time Warner General Partners' junior priority capital interests were reduced by approximately $300 million. See "--Other Entertainment Group Assets--Time Warner Service Partnerships."

  On October 24, 1994, U S WEST was granted a waiver (the "Waiver") of certain provisions of the Modification of Final Judgment that affected some of TWE's businesses. Although the Waiver permits TWE, to a large extent, to conduct its businesses as it did before the U S WEST Transaction, it does not remove all of the "line of business" restrictions and requirements imposed by the Modification of Final Judgment. As a result of the Waiver, TWE is no longer prohibited from owning substantially all of the TW Service Partnership Assets. Accordingly, pursuant to the terms of certain agreements, the TW Service Partnership Assets no longer subject to such restrictions will be recontributed to TWE on September 15, 1995 (or September 15, 1997 in the case of certain assets), or earlier under certain circumstances, at their then fair market value, in exchange for partnership interests in TWE.

FILMED ENTERTAINMENT DIVISION

 General

  TWE's principal operations in the fields of motion pictures and television are conducted by its Warner Bros. division ("WB"). The filmed entertainment business includes the production, financing and distribution of feature motion pictures, television series, made-for-television movies, mini-series for television, first-run syndication programming, and animated programming for theatrical and television exhibition; and the distribution of pre-recorded videocassettes and videodiscs. TWE also is engaged in product licensing and the ownership and operation of retail stores, movie theaters and theme parks; and, since January 1995, the ownership and operation of a new national broadcast television network, The WB.

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

  WB operates a worldwide theatrical distribution organization through which it distributes its own films, as well as films produced by others. During 1994, 52% of film rentals from WB theatrical distribution were generated in the United States and Canada and 48% in international territories.

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

  Geffen Films Inc. produces feature films through Geffen Pictures ("Geffen"), a joint venture with TWE, which arranges for financing of the venture. Geffen operates autonomously. The pictures produced by Geffen are released worldwide by WB. In 1994, Geffen produced and WB released "Interview With the Vampire," starring Tom Cruise and Brad Pitt. In 1995, Geffen anticipates commencing the production of "Executive Decision," starring Kurt Russell. Numerous other film projects are in development.

  WB has entered into distribution servicing agreements with Morgan Creek Productions Inc. and its affiliates ("Morgan Creek"), pursuant to which, among other things, WB provides domestic distribution services for all Morgan Creek pictures through June 1998, and certain foreign distribution services for selected pictures. In 1994, WB released such Morgan Creek pictures as "Ace
Ventura: Pet Detective," starring Jim Carrey and "Major League 2," starring Charlie Sheen. Among the releases anticipated for 1995 are "Big Bully," starring Tom Arnold, and "Ace Ventura 2: When Nature Calls," starring Jim Carrey.

  An affiliate of WB has entered into a long-term arrangement with Monarchy Enterprises C.V. ("Monarchy"), Le Studio Canal Plus and Alcor Film for the financing, production and distribution of no fewer than 10 major motion pictures involving an expected total production outlay in excess of $200 million. Arnon Milchan produces the pictures for Monarchy, with funding provided primarily by Monarchy. The WB affiliate advances (and has the right to recoup, together with a distribution fee) a portion of the production budget of each film and all necessary marketing and distribution costs for the films. WB has acquired all distribution rights in the United States and Canada, as well as all international theatrical and home video rights to these motion pictures. "Boys on the Side," starring Whoopi Goldberg and directed by Herb Ross, was released in 1995 pursuant to this arrangement. Other productions scheduled to commence in 1995 under the agreement include "Bogus," also starring Whoopi Goldberg, and directed by Norman Jewison, as well as, "Empire," directed by Allan Moyle, and "Copycat," directed by Jon Amiel. It is anticipated that four to five pictures per year will be produced during the approximately five-year production term of the agreement.

  During 1994, WB released 36 motion pictures for theatrical exhibition, of which 20 were produced by others. Among these 36 motion pictures, the following have produced substantial gross receipts: "Maverick," "Interview With the Vampire," "The Client," "Ace Ventura: Pet Detective," "Disclosure," "Natural Born Killers" and "The Specialist." Significant revenues were also generated in 1994 by pictures originally released in 1993, including "Grumpy Old Men" and "The Pelican Brief."

  During 1995, WB currently expects to release domestically 23 pictures, of which 9 will be produced by others. In addition to those previously mentioned, such pictures include: "Outbreak," starring Dustin Hoffman, "Batman Forever," starring Val Kilmer, Tommy Lee Jones and Jim Carrey, "The Bridges of Madison County," starring Clint Eastwood and Meryl Streep, "Free Willy 2: The Adventure Home," "Under Seige 2: Dark Territory," starring Steven Seagal, and "Assassins," starring Sylvester Stallone.

  Warner Bros. Feature Animation was formed in January 1994 to create, develop and produce feature-length animated motion pictures. Numerous projects are currently in development and the first picture is expected to be released in 1997.

 Television

  WB, through its television production and distribution divisions and various contractual arrangements, is the leading supplier of television programming in the world. These WB divisions and suppliers produce and distribute filmed entertainment for television (including comedy and drama series, animation shows, made-for-television movies, mini-series and first-run syndication programming) for initial exhibition on networks, local stations or cable systems. They include the wholly owned Warner Bros. Television Production ("Warner Bros. Television"), Telepictures Productions ("Telepictures"), Warner Bros. Animation, Warner Bros. Domestic Television Distribution ("WBDTD") and Warner Bros. International Television Distribution ("WBITD") divisions, the joint ventures Time Telepictures Television and Quincy Jones/David Salzman Entertainment Company, and contractual arrangements with the Prime Time Entertainment Network ("PTEN") and Witt-Thomas-Harris Productions ("Witt-Thomas").

  WB television series for the 1994-95 broadcast season include: "Full House" (in its eighth season), "Murphy Brown" (in its seventh season), "Family Matters" (in its sixth season), "Sisters" (in its fifth season), "Step by Step" (in its fourth season), "Hangin' with Mr. Cooper" (in its third season), "Kung
Fu: The Legend Continues" (in its third season), "Living Single" (in its second season), "Lois & Clark: The New Adventures of Superman" (in its second season), "The George Carlin Show" (in its second season), "ER" (the season's most highly-rated new program), "Friends" (the season's highest-rated new comedy series), "The Great Defender," "Hope & Gloria," "Medicine Ball," "On Our Own," "Pointman," "Something Wilder," "The Ties That Bind," "Under Suspicion," and two half-hour comedy series for The WB, the new WB television network--"The Wayans Bros." and "The Parent 'Hood." Warner Bros. Television is also producing movies and mini-series for the 1994-95 broadcast season.

  The Telepictures division, while continuing to specialize in reality and reality-based series and specials for the first-run syndication market, is expanding its activities into all media (network, first-run syndication and cable) and all segments of the daily television schedule (daytime, prime time, access and late-night). For the 1994-95 television season, Telepictures productions include the successful, nationally syndicated "Jenny Jones" talk show and the ten-hour mini-series "The History of Rock 'n' Roll" (broadcast in March 1995) for PTEN. In 1992, Telepictures and TIV formed Time Telepictures Television ("TTT"), a venture that is designed to bring together the information resources of Time Inc. with the production and programming expertise of Telepictures. TTT's first series is the six-day-a-week entertainment magazine "EXTRA--The Entertainment Magazine," which debuted in September 1994.

  Warner Bros. Animation is responsible for the creation, development and production of contemporary animation as well as for the creative use and production of WB's classic animated properties. Warner Bros. Animation currently supplies the Fox Children's Network with animated programming. In September 1995, Warner Bros. Animation will be providing four series to Kids' WB, the children's programming service of The WB. In addition, Warner Bros. Animation is actively involved in the production of animated commercials.

  PTEN, a consortium of leading television stations, offers prime time, first-run programs which are exclusively supplied by WBDTD. The 1995 season of PTEN includes a second season of "Babylon 5," "Kung Fu" (in its third season) and the debut of "Pointman."

  WB and Witt-Thomas have an exclusive, long-term feature film and television production and distribution agreement. The agreement provides for Witt-Thomas to exclusively create, develop and produce all forms of television for all media. For the 1994-95 season, the team produced: "The John Larroquette Show" (in its second season), "Daddy's Girls," "The Office" and "Muscle."

  WBDTD is one of the industry's leading domestic distributors of television programming. The division distributes over 5,800 hours in full syndication and an additional 1,800 hours in limited markets; a substantial portion of this programming is produced by WB's television divisions and ventures.

  WBITD is the world's largest distributor of television programming. It licenses more than 21,000 hours of television programming and feature films, dubbed or subtitled in more than 40 languages, to telecasters in more than 160 countries. The division handles the distribution to the international television marketplace (broadcast, pay and basic cable) for all of the product produced by the WB television divisions and ventures, among others. WBITD recently created Warner Bros. International Channels to expand its global presence in television with the creation of a variety of thematic or general entertainment programming services in both mature and emerging broadcast markets throughout the world. WBTV-The Warner Channel, WB's first cable satellite-delivered entertainment channel created exclusively for the international marketplace, will launch in the summer of 1995 and will serve Latin America as a family-oriented programming service. WBTV-The Warner Channel, a venture of WB in association with the HBO Ole Partners, will utilize the cable distribution expertise and facilities of HBO Ole. In alliance with Home Box Office and other major motion picture studios, WB is a partner in three other 24-hour pay television services--HBO Asia, HBO Brazil and HBO Ole.

  WB's library of films for television distribution is comprised of films produced by WB since 1949, as well as films produced by others and licensed to WB for television exhibition in either selected markets or on a worldwide basis. WB also owns a library of television series previously shown on network television.

  WB's backlog, representing the amount of future revenue not yet recorded from cash contracts for the licensing of films for pay and basic cable, network and syndicated television exhibition, amounted to $852 million at December 31, 1994 compared to $724 million at December 31, 1993 (including amounts relating to Programming-HBO of $175 million at December 31, 1994 and $178 million at December 31, 1993). The backlog excludes advertising barter contracts.

  During 1993, the Federal Communications Commission ("FCC") revised its rules to allow the three major television networks to acquire financial interests and syndication rights in programs produced for a network by outside producers such as WB and to engage in the syndication of such programs abroad. Under the new rules, the networks remain barred from actively syndicating any programs domestically--both "off-network" (produced initially for network distribution) and "first-run" (produced directly for syndication). With respect to first-run syndicated programs, the networks remain barred from acquiring financial interests if the program is not solely produced by the network. The new rules also require the networks to release "off-network" programs into syndication no later than four years after the program's network debut. The FCC rules were upheld by the U.S. Court of Appeals for the Seventh Circuit in July 1994.

  Until November 1993 the television networks, as a practical matter, continued to be barred from acquiring financial interests and syndication rights in outside-produced programs and from syndicating programs domestically or abroad by consent decrees that each network entered into with the Department of Justice over a decade ago. On November 8, 1993, however, the U.S. District Court in Los Angeles issued a decision that eliminated those portions of the consent decrees that restricted the networks' ability to obtain financial interests and syndication rights and to distribute syndicated programs. With these changes to the consent decrees, the above FCC rules are now the only remaining restrictions on the networks' ability to acquire financial interests and syndication rights in programs and to syndicate programs domestically. These restrictions do not apply to The WB.

  The District Court's decision and the 1993 FCC decision could adversely affect the revenues WB derives from its off-network television syndication operations. In addition, the FCC has stated that it will review the remaining rules 18 months after the date of the District Court order and, if proponents of the rules do not convince the FCC to retain the rules, the rules will automatically expire in November 1995. If the remaining prohibitions on first-run syndication are permitted to expire at that time, the revenues WB derives from its first-run syndication operations also could be adversely affected.

  FCC regulations also limit to three the number of hours of network (including off-network) programs that television stations that are affiliated with the networks and located in the top 50 markets may broadcast during the four-hour prime time period. In such markets, the fourth hour of prime time programming currently consists largely of first-run syndication programming. In October 1994, the FCC adopted a Notice of Proposed Rulemaking to examine whether these regulations should be eliminated or modified. Comments are due at the FCC in the spring of 1995. Repeal or modification of the off-network restriction might have an advantageous impact on WB's sales of off-network syndicated programs, but could adversely affect WB's sales of first-run syndication programming. Repeal or modification of the network restriction could adversely affect

WB's sales of both first-run and off-network programming if the networks provide a network feed during that time period. The rule does not currently apply to The WB. Repeal or modification of the rule is unlikely to have an impact on The WB.

 The WB Television Network

  The WB, a new national television network, was launched by WB on January 11, 1995 (during the 1994-95 broadcast season). Tribune Broadcasting is the network's flagship affiliate. Combining The WB's current broadcast affiliate lineup with the reach of Tribune's WGN Superstation, The WB's national coverage is approximately 80% of U.S. households. The WB's first night of programming is Wednesday (featuring four half-hour comedies: "The Wayans Bros.," "The Parent 'Hood," "Unhappily Ever After" and "Muscle"). A second night will be added in August 1995, and it is currently planned that an additional night will be added each year thereafter. The WB launch programming is designed to appeal to young adults, teens and kids, especially the 12-34 year old age group. In September 1995, The WB expects to unveil its new children's programming service, Kids' WB, with 6 half-hours on Saturday morning and 2 half-hour morning strips (Monday through Friday). Saturday morning highlights include a new animated series from Steven Spielberg (the action/adventure "Freakazoid!"), brand new episodes of the Peabody Award-winning "Steven Spielberg Presents Animaniacs" and "Steven Spielberg Presents Pinky & The Brain" (favorites from "Animaniacs"). On weekday mornings, Kids' WB will offer WB classic animation as well as previously produced episodes of "Animaniacs." Viacom Inc. and Chris Craft Industries Inc. launched United Paramount Network, a new broadcast television network, in January 1995.

 Home Video

  Through its Warner Home Video division ("WHV"), WB distributes for home video use pre-recorded videocasettes and laser optical videodiscs containing the filmed entertainment product of WB. In addition, WHV distributes (or services the distribution of) the entertainment product of other companies from which it has acquired home video distribution or servicing rights. Such companies include Metro Goldwyn Mayer/United Artists, Turner, Regency Pictures and Morgan Creek Productions (in the United States and in selected international markets).

  During 1994, WHV released eight titles into the North American rental market whose sales exceeded 300,000 units each: "Maverick," "The Pelican Brief," "Demolition Man," "On Deadly Ground," "A Perfect World," "The Client," "Blown Away" and "Grumpy Old Men." Internationally, the following titles generated substantial home video revenue in 1994: "The Fugitive," "A Perfect World," "Demolition Man" and "Free Willy." Additionally, the Warner Bros. Family Entertainment label was enhanced through the affordably-priced North American video releases of "Black Beauty," "Secret Garden," "Thumbelina," "Batman: Mask of the Phantasm" and "George Ballanchine's The Nutcracker," which generated combined videocassette sales in excess of 11 million units. Also, WHV released "The Fugitive" and "Ace Ventura: Pet Detective" at affordable prices, generating combined sales of over 8 million units. Based on this experience, WHV will continue the video release of certain "blockbuster" theatrical releases and family entertainment programming on a direct to sell-through basis.

  WHV sells its product in the United States and in major international territories through its own sales force, with warehousing and fulfillment handled by divisions of the Warner Music Group and third parties. In some international markets, WHV's product is distributed through licensees. All product is manufactured under contract with independent laboratories.

  In January 1995, Toshiba and WHV announced their proposal for a high density digital video disc (DVD) format that features a double-sided, five-inch disc with enough storage capacity for two full-length feature films. The proposal was supported by a number of major consumer electronics companies and Hollywood studios. Toshiba and WHV expect that the DVD format will be developed and marketed for consumer introduction in 1996. Sony Corp. and Philips Electronics NV have independently announced that they are developing a similar product based on a separate, competing format.

 Competition

  The production and distribution of theatrical motion pictures, television product and videocassettes/ videodiscs are highly competitive businesses, as each competes with the other as well as with other forms of entertainment. Furthermore, there is increased competition in the television industry evidenced by the increasing number and variety of basic cable and pay television services now available. There is active competition among all production companies in these industries for the services of producers, directors, actors and others and for the acquisition of literary properties. With respect to the distribution of television product, there is significant competition from independent producers and distributors as well as major studios. Revenues for filmed entertainment product depend in part upon general economic conditions, but the competitive position of a producer or distributor is still greatly affected by the quality of, and public response to, the entertainment product it makes available to the marketplace. The television network industry is extremely competitive as networks seek to attract audience share and television stations for affiliation, and obtain advertising revenue and distribution rights to television programming. There is strong competition throughout the home video industry, both from home video subsidiaries of several major motion picture studios and from independent companies.

 Consumer Products

  Warner Bros. Consumer Products, another division of WB, through its licensing division ("WBCP Licensing"), acts as an agent for owners of copyrights and trademarks in the consumer products marketplace. WBCP Licensing licenses rights to names, photographs, likenesses, logos and similar representations or endorsements with respect to the theatrical motion pictures and television series produced or distributed by WB, including those featuring the cartoon characters owned by DC Comics. WBCP Licensing operates in both domestic and international markets, and meets with active competition in all phases of its activities. In 1994, WBCP Licensing continued its major licensing programs for "Looney Tunes," Steven Spielberg's "Tiny Toon Adventures," "Animaniacs" and the animated television series "Adventures of Batman and Robin." In addition, WBCP Licensing began a major licensing program for the new theatrical motion picture "Batman Forever."

 Warner Bros. Studio Stores

  In 1994, the retail division of Warner Bros. Consumer Products ("WBCP Retail") continued its expansion with the opening of 46 additional outlets in the United States and five overseas, including stores in London, Glasgow and Berlin. By the end of 1994, WBCP Retail had opened a total of 111 Warner Bros. Studio Stores, 100 of which are located in select shopping locations throughout the United States, 10 of which are located in the United Kingdom and one of which is located in Germany. In 1995, WBCP Retail plans to open 20-25 additional stores in the United States and Europe. Also in 1994, WBCP Retail entered into agreements to open its first franchised Warner Bros. Studio Stores in Hong Kong and Singapore during 1995. Additional agreements to franchise Warner Bros. Studio Stores throughout other countries in the Asia Pacific Region are scheduled to be completed during 1995.

 Theaters

  Since WB, through its Warner Bros. International Theatres division, began its program in 1987 to construct and operate new multiplex cinemas, it has opened 36 complexes with 294 screens in six foreign countries. WB operates nine theaters in the United Kingdom, two in Germany and, through joint ventures, 17 theaters in Australia, two in Denmark, one in Portugal and five in Japan. Directly and through joint ventures, WB plans to open ten new multiplex cinemas in 1995; there are currently under construction three multiplex cinemas in the United Kingdom, one in Australia, two in Portugal, two in Japan, one in Spain and one in Holland.

 Warner Bros. Theme Parks

  WB, through joint ventures with certain Australian entities (including one which is 34.25% owned by WB), owns and operates Sea World of Australia and a 400-acre movie studio and movie-related theme park named "Warner Bros. Movie World" as well as a water park complex, all near Brisbane, Australia. In addition, WB and a German partner have under construction a new regional theme park and studio complex in the Rhine/Ruhr area of Germany, which is scheduled to open in 1996. The park and studio complex will be modeled after Warner Bros. Movie World in Australia.

 Six Flags Theme Parks

  Six Flags Entertainment Corporation ("Six Flags") and its wholly owned subsidiary, Six Flags Theme Parks Inc., became wholly owned subsidiaries of TWE in September 1993 when TWE's ownership interest in Six Flags was increased from 50% to 100%.

  Six Flags is the second largest theme park operator in the United States. Six Flags owns or operates seven major theme parks: Six Flags Great Adventure (New York-Philadelphia), Six Flags Great America (Chicago-Milwaukee), Six Flags California (Los Angeles), Six Flags Houston (Houston), Six Flags Over Mid-America (St. Louis), Six Flags Over Texas (Dallas-Ft. Worth) and Six Flags Over Georgia (Atlanta).

  Six Flags California includes Six Flags Magic Mountain and Six Flags Hurricane Harbor, a 22-acre themed water park adjacent to Six Flags Magic Mountain, that is expected to open in the summer of 1995.

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

  Competition within the theme park industry exists on a regional rather than a national basis. Principal factors relating to competition within the theme park industry generally include the uniqueness and perceived quality of the rides and attractions in a particular park, the proximity of a park to densely populated areas, the atmosphere and cleanliness of a park, and the quality of food and entertainment available. There are no major parks located within Six Flags' core market areas (within a 50-mile radius) with the exception of Los Angeles, where Six Flags California is near Disneyland and other attractions. Six Flags' theme parks also compete with other recreational facilities and forms of entertainment within their market areas.

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

  At December 31, 1994, HBO had approximately 19.2 million subscribers, compared to 18.0 million subscribers at year-end 1993, and Cinemax had approximately 7.8 million subscribers, compared to 6.7 million subscribers at year-end 1993. The overall gain of 2.3 million subscribers for the two services represents the largest annual increase in Home Box Office subscribers since 1983.

 Affiliates

  Home Box Office's pay television services are principally distributed through cable television systems and multi-point microwave systems with which Home Box Office has a contractual relationship ("affiliates"). The HBO and Cinemax services are transmitted via communications satellites to these affiliates, which are generally charged a monthly fee on a per subscriber basis for each of the services carried. Subscribers to HBO and Cinemax are then billed monthly by their local affiliate for each service purchased and are free to cancel a service at any time.

  Individual dish owners wishing to subscribe to HBO or Cinemax must purchase a consumer decoder from a local source and arrange for its activation. Subscriptions for direct-by-satellite to the home ("DTH") viewing are available through cable television system operators, HBO Direct Inc., a subsidiary of TWE, satellite equipment dealers or unaffiliated program packagers. In 1994, Home Box Office, through its affiliation agreements with United States Satellite Broadcasting, Inc. ("USSB") and Primestar Partners L.P., began DTH distribution of the HBO and Cinemax services by means of high-powered and mid-powered Ku-Band frequency satellites.

  Home Box Office formally introduced in 1993 a new "multichannel" format for the delivery of HBO and Cinemax over multiple channels providing differing schedules of HBO and Cinemax programming. As of year-end 1994, the new multi-channel format was received by approximately 5.4 million HBO subscribers and
2.1 million Cinemax subscribers, including all DTH subscribers.

  As a result of acquisitions and mergers in the cable television industry in recent years, the percentage of Home Box Office's revenue from affiliates that are large multiple system cable operators has increased and Home Box Office anticipates that the consolidation among cable television operators will continue. As of December 31, 1994, the largest single multiple system cable operator with which Home Box Office does business is Tele-Communications, Inc. ("TCI"). Home Box Office's affiliation with TCI accounted for approximately 20% of HBO and Cinemax combined subscribers. As of December 31, 1994, Time Warner Cable (see "Cable Division--Video") accounted for an additional 12%. Home Box Office attempts to assure itself of continuity in its relationships with affiliates and has entered into multi-year contracts with certain of such operators, including TCI. Home Box Office's agreements with its cable affiliates are typically for terms of five years. Affiliation agreements with some larger multiple system operators, including TCI, are for terms in excess of five years. Although Home Box Office believes the prospects of continued carriage of its pay programming services by the large cable operators are good, the loss of one or more of them as distributors of Home Box Office's pay cable television services could have a material adverse effect on Home Box Office's business.

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

  Home Box Office attempts to ensure access to future movies in a number of ways. In addition to its exhibition of movies distributed by WB and its regular licensing agreements with numerous distributors, it has entered into agreements with Sony Pictures Entertainment, Inc. ("Sony Pictures"), Paramount Pictures Corporation ("Paramount"), Savoy Pictures Entertainment, Inc. ("Savoy") and Twentieth Century Fox Film Corporation ("Fox") pursuant to which Home Box Office has acquired exclusive and non-exclusive rights to exhibit on its pay television services all or a substantial portion of the films produced, acquired and/or released by these entities during the term of each agreement. Home Box Office has also entered into non-exclusive license agreements with Fox, Paramount, Sony Pictures and MGM/UA for older, library films.

  In early 1995, Home Box Office entered into an agreement with DreamWorks LLC pursuant to which Home Box Office acquired exclusive rights to exhibit on its pay television services films from this new entertainment company formed by Steven Spielberg, Jeffrey Katzenberg and David Geffen, as well as an agreement with Orion Pictures Corporation for exclusive rights to certain of its library films.

  HBO also exhibits made-for-pay television motion pictures that are produced by or for Home Box Office or one of its divisions or by outside production companies from which Home Box Office licenses certain exclusive pay television and other rights (frequently including domestic home video) for a negotiated fee. Besides motion pictures, a significant portion of HBO's programming consists of dramatic and comedy specials, television series, family shows, documentaries and other programs that are produced specifically for HBO. Home Box Office either negotiates a license to these programs with an outside production company or produces the programs itself, or through a production services entity, in which case all rights are generally retained and exploited by Home Box Office. Home Box Office also acquires exclusive pay television rights to show certain live and delayed-broadcast sporting events, such as boxing matches and Wimbledon, and may also acquire additional rights to these programs. In 1994, the quality of HBO's original programming was recognized by 15 Emmy Awards, two Peabody Awards and an Academy Award for the documentary "I Am a Promise."

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

  Time Warner Sports ("TWS"), a division of Home Box Office, operates TVKO, an entity that distributes pay-per-view prize fights and other pay-per-view programming. TWS also undertakes sports merchandising through a licensing division that currently represents the 1996 European (Soccer) Championship. In 1994, merchandising clients included the United States Soccer Federation and World Cup Soccer USA 1994.

  In 1994, HBO Independent Productions ("HBOIP"), a division of Home Box Office, produced four series for broadcast by the Fox network, "Roc," "Martin," "Get Smart" and "House of Buggin." HBOIP also produced a theatrical motion picture, "Martin Lawrence--You So Crazy," which was distributed theatrically by The Samuel Goldwyn Company and by means of home videocassettes by HBO Video. A division of Home Box Office owns a 50% interest in, and is the managing general partner of, a limited partnership that indirectly acquired the assets of Citadel Entertainment, Inc. and its affiliates. The limited partnership produces motion pictures and other programs for broadcast, basic cable and pay television networks, including HBO, and motion pictures for theatrical distribution.

  Home Box Office and MAI, plc. ("MAI"), a U.K. television production and distribution company, are co-owners of both a U.K. production company that develops and produces television programming principally designed for the U.K. market, and a joint venture, ITEL, for the foreign distribution of programming produced by Home Box Office and MAI.

  HBO Enterprises, a division of Home Box Office, distributes certain feature length theatrical films and made-for-pay television programming to other cable television or pay-per-view services. In addition, HBO

Enterprises distributes Home Box Office original programming in domestic syndication and foreign television when it controls such rights. WBITD distributes in foreign markets certain television programming of HBO.

  In September 1991, a subsidiary of Home Box Office and a Venezuelan company launched HBO Ole, a Spanish-language pay television motion picture service, to serve Central and South America, Mexico and the Caribbean. The launch of a second motion picture service, Cinemax, occurred in February 1994. In April 1994, Sony Pictures became a partner in HBO Ole. In July 1994, HBO Ole, together with a Brazilian company, launched a Portuguese-language pay television movie service in Brazil. In June 1992, a Singapore subsidiary of the Company launched a new English-language, movie-based HBO service in Singapore. Home Box Office, together with its partner in the Asian venture, a subsidiary of Paramount, has expanded this HBO service into other countries in Southeast Asia including Thailand, the Philippines, Taiwan, Indonesia, Bangladesh, Brunei and Papua New Guinea. In November 1994, Home Box Office, together with a partner, launched a Czech-language pay television movie service in the Czech Republic. Home Box Office also owns an interest in two general entertainment programming services launched in the Czech Republic in September 1994. In addition to its Latin American, Asian and Eastern European ventures, Home Box Office has investments and/or licensing arrangements with pay television services in Hungary, Scandinavia and New Zealand. See "Cable Division--Video-- Other Interests."

  TWE holds an 11% interest in Crystal Dynamics, Inc., a developer and distributor of video games.

  TWE holds a 50% interest in Comedy Central, an advertiser-supported basic cable television service. Comedy Central launched in April 1991 and was available in 31 million homes at year-end 1994.

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

  In 1993, an entity affiliated with TCI, the multiple system cable operator accounting for 20% of HBO and Cinemax combined subscribers, launched STARZ!, a pay cable television service having exclusive contracts with several motion picture studios. In February 1994, Viacom Inc., the parent company of the pay cable television movie services Showtime and The Movie Channel, acquired a controlling interest in the parent company of Paramount, with which Home Box Office currently has an exclusive license agreement covering Paramount theatrical releases through December 31, 1997.

  Home Box Office's production divisions compete with other producers of programs for broadcast networks, independent commercial television stations, and basic cable and pay television networks. Home Box Office also competes with other companies engaged in the distribution or exhibition of motion pictures and with other communications media and entertainment and information sources. See "Regulation and Legislation."

 Regulation and Legislation

  The Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), among other things, imposes certain requirements concerning the wholesale rates that Home Box Office may charge its affiliates and the means by which Home Box Office may make its programming services available to subscribers through distribution technologies other than cable television. In April 1993, the FCC released regulations designed to implement these provisions of the 1992 Cable Act, generally prohibiting vertically integrated programmers in which cable companies hold a 5% or greater attributable interest, which include the program services owned by Home Box Office, from offering different price, terms, or conditions to competing multichannel video programming distributors (which includes cable, multichannel microwave distribution services ("MMDS"), DTH and home satellite distributors) in the geographic areas in which they compete, unless the differential is justified by certain permissible factors set forth in the regulations. These permissible justifications include the different costs of delivering the programming to the distributor, creditworthiness, financial stability, character, technical factors, differences related to volume, penetration, channel positioning, promotional advertising, prepayment discounts, retail pricing, and contract duration. The rules also place certain restrictions on the ability of vertically integrated programmers such as Home Box Office to enter into exclusive distribution arrangements with cable operators. Although the HBO and Cinemax services are currently provided to subscribers by means of a number of different technologies including cable, MMDS and DTH, this legislation and the FCC's implementing regulations could have a material adverse effect on Home Box Office's business. In December 1994, the FCC substantially affirmed these rules on reconsideration, and determined that it has authority to award monetary damages for violations, but that no such remedy is necessary at this time. See "Cable Division--Regulation and Legislation."

  The leaders of both Houses of Congress have announced their intention to introduce telecommunications legislation during 1995. The Senate Commerce Committee has reported a comprehensive telecommunications reform bill. Several issues will be subject to continuing negotiation and debate when the full Senate considers the bill. The bill contains amendments to the program access provisions of the 1992 Cable Act that may be adverse to HBO's interests by weakening a programmer's ability to justify price differentials based on volume. These provisions may be subject to further amendments as the bill moves through the legislative process and the Company cannot predict whether any such provisions will be enacted into law.

  In November 1994, the FCC released a decision in its Telephone Company-Cable Television Cross-Ownership proceeding making it clear that telephone companies could own programmers such as Home Box Office, but could not offer their own programming over their cable facilities within their telephone service areas. Thus, telephone companies are free to produce, package and distribute video programming to unaffiliated cable operators or other multichannel video programming distributors. Such telephone company programming services might compete with Home Box Office. Certain telephone companies have already formed such ventures with individuals or entities with experience in program production, and discussions regarding additional such ventures reportedly have taken place.

  In November 1994, the FCC also released a decision in its Sixth Reconsideration, Fifth Report and Order, and Seventh Notice of Proposed Rulemaking concluding that it had jurisdiction to regulate the rates of discounted packages of pay services that were also offered on a per channel basis. The FCC, however, ruled that the rates for such a collective offering of pay services carried on cable systems as of April 1, 1993 would be presumed reasonable and would not be regulated by the FCC. The FCC, at the same time, reiterated its longstanding position that the 1992 Cable Act prohibited rate regulation of pay services, such as HBO and other cable programming, when they were offered on a per channel basis. Home Box Office has asked the FCC to reconsider that portion of its decision that would subject pay services, such as HBO, to rate regulation when made part of a discounted package.

CABLE DIVISION--VIDEO

 General

  TWE's cable television operations are conducted through its Time Warner Cable division ("Time Warner Cable") with headquarters in Stamford, Connecticut.

  As of December 31, 1994, Time Warner Cable's wholly and partially owned cable systems served a total of 7.5 million cable subscribers located in 32 states, of which cable systems serving 6 million subscribers were wholly owned or otherwise consolidated. Time Warner Cable is the second-largest multiple system cable operator in the United States, owning or operating 22 of the top 100 U.S. cable systems, including Time Warner Cable of New York City, the largest cluster of cable systems in the country. As of December 31, 1994, cable television systems serving 922,000 subscribers (adjusted to reflect the partial ownership of certain of such cable systems by the Time Warner General Partners and their subsidiaries) were held by the Time Warner General Partners or their subsidiaries as beneficial assets for TWE, pending completion of the transfer of these cable systems to TWE.

  Through a network of coaxial and fiber-optic cables, TWE's cable television system subscribers generally receive 36 or more channels of video programming, including local broadcast television signals, locally produced or originated video programming, distant broadcast television signals (such as WTBS, WWOR or WGN), advertiser-supported video programming (such as ESPN and CNN) and premium programming services (such as HBO, Cinemax, Showtime and The Movie Channel). In some systems, Time Warner Cable also offers movies and other events on a pay-per-view basis, as well as audio and other entertainment services.

  In December 1994, Time Warner Cable introduced the Full Service Network in its suburban Orlando, Florida cable system. The Full Service Network system is expected to be connected to 4,000 customers by the end of 1995. The Full Service Network systems will utilize fiber optics, digital compression, digital switching and storage devices, and will be capable of providing the consumer with video-on-demand including movies, interactive games, distance learning, interactive shopping and access to long distance telephone service. Full implementation of the Full Service Network system to the extent it incorporates a form of telephone service will require changes in current government regulation.

  Pursuant to the Admission Agreement, TWE has agreed to use its best efforts to complete upgrades to a substantial portion of its cable systems by the end of 1998. Such upgrades include the broad deployment of fiber, electronics and switching equipment. It is anticipated that substantial capital expenditures will be required to complete these upgrades.

  In recent years, Time Warner Cable has grown primarily as a result of increases in the number of subscribers to its existing cable television systems and the development of geographically-clustered systems through the exchange or purchase of existing cable television systems. Future growth in subscribers is expected to come from acquisitions, increased penetration of existing homes passed (through rebuilds and the introduction of new services), population growth, and extensions of existing systems. During 1994, Time Warner Cable acquired systems in or near Charlotte, North Carolina, Memphis, Tennessee and Austin, Texas. These acquisitions were funded with the proceeds from Time Warner Cable's disposition of systems in Arizona, Colorado, Minnesota, Oklahoma and Texas. These transactions resulted in a net decrease of 20,000 in Time Warner Cable's reported basic subscribers. For information about pending acquisitions of cable television systems announced by Time Warner in late 1994 and early 1995, see pages I-1 and I-2.

  Most of TWE's cable television revenue is derived from monthly fees paid by subscribers for cable video programming services. Additional revenue is generated by selling time on cable television systems for commercial advertisements to local, regional and, in some cases, national advertisers. Advertising time is sold as inserts into certain non-broadcast cable programming and local origination programming shown on TWE's cable television systems. In addition, pay-per-view service is offered in certain cable television systems, which allows subscribers to choose to view specific movies and events, such as concerts and sporting events, and to pay on a per-event basis. Certain cable television systems also sell direct-by-satellite to the home video services such as Primestar, for a monthly fee.

 Programming

  Time Warner Cable provides certain video programming to its subscribers pursuant to multi-year contracts with program suppliers who are paid a monthly fee per subscriber. Many of these contracts contain price escalation provisions; however, in most cases the cable operator has a right to cancel the contract if the supplier raises its price beyond agreed limits. The loss of any one supplier would not have a material adverse effect on Time Warner Cable.

 Service Charges

  Subscribers to Time Warner Cable systems generally are charged monthly fees based on the level of service selected. The monthly prices for various levels of cable television services (excluding services offered on a per-channel or per-program basis) range generally from $5 to $25 for residential customers. Other services offered include equipment rentals, usually for an additional monthly fee. Systems offering pay-per-view movies generally charge between $4 and $6 per movie, and systems offering pay-per-view events generally charge between $6 and $50, depending on the event. A one-time installation fee is generally charged for connecting subscribers to the cable television system.

  Subscribers may purchase premium programming services, and in certain systems other per-channel services, for an additional monthly fee for each such service, with discounts generally available for the purchase of more than one service.

  Commercial subscribers are charged rates for cable programming services that vary depending on the nature of the contract.

 Franchises

  In general, Time Warner Cable operates its cable television systems pursuant to non-exclusive franchises granted by franchising authorities for specified periods of time, generally ranging from eight to 25 years and averaging approximately 15 years. These franchise agreements typically specify the design of the cable system that must be constructed and cover such matters as total channel capacity; access by local governments, schools and non-profit and community groups to public, educational and governmental channels; and franchise fees to be paid to the franchising authority. The terms of a franchise may also require improved facilities, increased channel capacity or enhanced services. As a consequence, Time Warner Cable may make significant additional investments in its cable television systems as part of the franchise renewal process. Some franchises are nontransferable without prior approval of the franchising authorities and may prohibit a material change in ownership or control of the cable operator without prior approval. Although it has not previously occurred with respect to a Time Warner Cable franchise, many franchises provide for termination of the franchise in the event of a breach by the cable operator of a material term of the franchise agreement.

  Of Time Warner Cable's franchises, as of January 1, 1995, 398 franchises serving approximately 1,600,000 subscribers expire during the period ending December 31, 1997. Although Time Warner Cable has been successful in the past in negotiating new franchise agreements, there can be no assurance as to the renewal of franchises in the future.

 Regulation and Legislation

  Cable television is regulated by the federal government, some state governments and most local governments. The following discussion summarizes certain federal, state and local laws and regulations affecting cable television.

  Under the 1992 Cable Act, the FCC has implemented regulations covering, among other things, cable rates, signal carriage, composition of certain service offerings, consumer protection and customer service standards, leased access, indecent programming on commercial leased and public, educational and governmental channels, programmer access to cable systems, programming agreements, technical standards, consumer electronics equipment compatibility, ownership of home wiring, program exclusivity, equal employment opportunity, and various aspects of direct broadcast satellite system ownership and operation. The implementation of the 1992 Cable Act continues to have an adverse effect on the operations of Time Warner Cable.

  The 1992 Cable Act subjects nearly all cable systems in the United States to rate regulation of cable service other than services offered on a per-channel or per-program basis, and to regulation of charges for service installation and for certain equipment. Effective on September 1, 1993, FCC rules required rates for certain equipment to be established based on actual cost, and rates for regulated cable services to be established based on either a per-channel benchmark of 10% below the average level of rates prevailing nationwide in September 1992 or a cost-of-service standard, at the election of the cable operator. Time Warner Cable elected to establish rates based on the 10% per-channel benchmarks.

  On October 29, 1993, TWE filed a petition for review of certain of the FCC's rate regulation rules with the United States Court of Appeals for the D.C. Circuit. Such petition contends, among other things, that the rate regulation rules are contrary to the 1992 Cable Act, arbitrary and capricious and unconstitutional. The case has been fully briefed and a decision is pending.

  On March 30, 1994, the FCC lowered, effective on May 15, 1994, the per-channel benchmark from 10% to 17% below the average level of rates prevailing in September 1992. From April 5, 1993 until May 15, 1994, the FCC had "frozen" at April 5, 1993 levels, rates for regulated cable services and associated equipment, other than for systems in which local franchising authorities regulate rates.

  If a franchising authority in the case of basic rates or the FCC in the case of a complaint filed against a rate for a tier of service other than a "New Product Tier" or similar unregulated service, as described below ("Cable Programming Service") finds that a particular rate is above the applicable benchmark, the rates can be ordered to be reduced to a level 17% below the rate in effect on September 30, 1992 (but not below the applicable benchmark). With respect to basic rates currently in effect that are found to be unreasonable, it is the FCC's position that franchising authorities may order refunds (including interest) dating back to September 1, 1993, or one year, whichever is shorter. With respect to Cable Programming Service rates that are found to be unreasonable, the FCC may order refunds (including interest) dating back to the date of the first valid complaint filed on or after September 1, 1993 challenging that rate. However, in the case of basic as well as non-basic rates, cable operators will have an opportunity to justify their rates through cost-of-service showings made to the franchising authority or to the FCC, as appropriate.

  On November 18, 1994, the FCC released "going forward" rules that allow limited increases in rates for new channels added to existing Cable Programming Service tiers. The rules also allow cable operators to offer "New Product Tiers" (or in certain cases, recently created tiers comprised of existing programming) to be priced as operators elect provided certain conditions are met.

  The Company expects that legislation that would make significant changes to the Communications Act of 1934 will be considered in Congress during 1995. Among the proposed revisions currently contained in draft House legislation and in the bill reported out of the Senate Commerce Committee are provisions that would reduce rate regulation of cable programming services. While such a provision would have a favorable impact on Time Warner Cable's revenues, the Company cannot predict whether any such provision will be enacted into law.

  One purported class-action brought in a Florida state court and one action by the Wisconsin Attorney General have been brought alleging that the retiering and a la carte pricing implementation by Time Warner Cable in response to the FCC's new rate regulation rules violate those rules and/or state consumer protection laws. A purported nationwide class action has also been brought in a federal court in New York alleging that any charges imposed by Time Warner Cable for additional outlet connections violate the 1992 Cable Act and the FCC's rate regulation rules to the extent those charges exceed Time Warner Cable's costs. Time Warner Cable has opposed each of these claims on the grounds that any state law claims regarding cable rates are preempted by the 1992 Cable Act and rules, that any federal claims regarding cable rates must be brought before the FCC in the first instance and that rates for premium services cannot be regulated at all pursuant to the Cable Communications Policy Act of 1984 (the "1984 Cable Act") and the 1992 Cable Act. The underlying claim brought by the Wisconsin Attorney General has been settled but the preemption issue in that matter is pending before a federal appellate court following an unfavorable determination by a federal district court. The trial courts in the purported class actions have also ruled against Time Warner Cable's preemption arguments and Time Warner Cable has appealed or otherwise sought review of those decisions.

  The 1992 Cable Act contains requirements mandating the carriage of certain "local" television broadcast stations by cable systems. These provisions allow commercial television broadcast stations that are "local" to a cable system, to elect whether to require the cable system to carry the station ("must carry"), subject to certain exceptions, or whether the cable system will have to negotiate for "retransmission consent" to carry the station. Local, noncommercial television stations are given mandatory carriage rights only, subject to certain exceptions. In addition, cable systems must obtain retransmission consent for the carriage of all "distant" commercial broadcast stations, except for certain "superstations." Many stations, including the majority of affiliates of the major broadcast networks, elected to negotiate for retransmission consent. As of February 15, 1995, for all such stations that TWE desires to carry, carriage agreements or temporary arrangements have been effected.

  After enactment of the 1992 Cable Act, TWE and other cable operators and programmers filed federal lawsuits seeking to overturn certain major provisions, primarily on First Amendment grounds. For additional information, see Item 3 "Legal Proceedings."

  FCC regulations require that cable systems that have 1,000 or more subscribers must, upon the appropriate request of a local television station, delete the simultaneous or non-simultaneous network programming of a distant station when such programming is under exclusive contract to the local station for its area.

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

  Questions concerning the ability of municipalities to impose certain franchise restrictions upon cable television companies have been considered in several federal appellate and district court decisions. These decisions have been somewhat inconsistent and, until the U.S. Supreme Court rules definitively on the scope of cable television's First Amendment protections, the legality of the franchising process and of various specific franchise requirements is likely to be in a state of uncertainty. However, the 1992 Cable Act, among other things, prohibits franchising authorities from unreasonably refusing to grant a franchise to a competing cable system and permits franchising authorities to operate their own cable systems without franchises.

  While the 1984 Cable Act exempted cable television systems from state utility or common carrier regulation solely by reason of providing cable service, certain states have adopted other cable television legislation and regulations.

  The 1984 Cable Act codified existing FCC cross-ownership regulations, which, in part, prohibit local exchange telephone companies ("LECs"), including the Regional Bell Operating Companies ("RBOCs"), from providing video programming directly to subscribers within their local exchange telephone service areas, except in rural areas or by specific waiver of FCC rules. This statutory provision has recently been held unconstitutional by six U.S. District Courts and two U.S. Courts of Appeals. In light of these court decisions, the FCC announced on March 17, 1995 that it will not enforce its cross-ownership restrictions against those telephone companies that have won district court injunctions against their enforcement or those companies that operate in the Fourth and Ninth judicial circuits. In practice, the FCC's relaxed enforcement policy will apply to six of the seven RBOCs. The cable television industry and the United States Department of Justice intend to seek review of the two U.S. Courts of Appeals decisions by the Supreme Court, but there is no assurance that the Supreme Court will accept review, or, if accepted, reverse the lower courts.

  The FCC has granted numerous authorizations to LECs to construct and operate facilities on a common carrier basis for the provision of video programming to the public. These common carrier facilities are known as "video dialtone" systems. The FCC has also permitted Bell Atlantic to be a programmer on its own video dialtone system in Northern Virginia, subject to certain conditions, and has requested public comment on the conditions that should govern the provision of programming by all LECs. The FCC thus far has not decided whether the franchise provisions of the 1984 and 1992 Cable Acts apply to LECs that program their own video dialtone systems. In August 1994, a U.S. Court of Appeals affirmed the FCC's decision that a programmer unaffiliated with a LEC does not need a franchise to program the video dialtone system. The cable industry continues to challenge the FCC's conclusion that neither a LEC nor its programmer would be required to obtain a local cable franchise.

  In November 1994, the FCC reaffirmed its previous recommendation that Congress amend the Communications Act of 1934 to allow LECs directly to own and operate cable television systems. A draft bill that has been reported out of the Senate Commerce Committee would, among other things, remove telephone company-cable cross-ownership prohibitions. See "Cable Division--Telephony." The outcome of these FCC, legislative or court proceedings and proposals, or the effect of such outcome on the operations of Time Warner Cable, cannot be predicted.

  The 1984 Cable Act and FCC rules also prohibit the common ownership, operation, control or interest in a cable system and a television broadcast station in the same area. The FCC has recommended to Congress that this restriction be repealed. Provisions that would eliminate or modify this and other broadcast ownership rules are contained in the draft Senate bill that contemplates significant changes to the Communications Act of 1934, although no assurance can be given that such legislation will be enacted. The FCC has relaxed its existing television network/cable cross-ownership prohibition subject to certain national and local ownership caps. Pursuant to the 1992 Cable Act, the FCC on September 23, 1993 announced rules that set a limit of 40 percent of cable system channel capacity that can carry programming of video programmers that are vertically integrated with the cable system. The FCC also set a limit of 30 percent of total nationwide cable homes that can be served by any multiple cable system operator, although this rule has been stayed pending resolution of litigation in which the provision of the 1992 Cable Act requiring the FCC to establish limits on horizontal concentration was declared unconstitutional on First Amendment grounds by a U.S. District Court.

  FCC regulations and federal statutory provisions also include matters relating to restrictions on the sale of cable systems held for less than three years, subscriber privacy requirements, carriage of local sports programming, application of the fairness doctrine and rules governing political broadcasts, and limitations on advertising contained in non-broadcast children's programming.

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

  The U.S. Copyright Office has adopted regulations, which became effective January 1, 1994, declaring that certain microwave video service providers, such as MMDS (which is sometimes referred to as "wireless cable") operators, do not qualify for the compulsory copyright license available to cable systems under the Copyright Act of 1976. The compulsory license status of satellite master antenna systems ("SMATV") is not covered by these regulations. The availability of the compulsory license to other multichannel video service providers would enhance their competitiveness with traditional cable systems.

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

 Competition

  Cable television systems face strong competition for viewer attention from a wide variety of established providers and new entrants, including broadcast television, direct broadcast satellite ("DBS"); multichannel multipoint distribution service ("MMDS" or "wireless cable"), satellite master antenna television ("SMATV") systems and telephone companies. Cable television systems also compete with these and other media for advertising dollars.

  DBS. The FCC has awarded conditional permits to several companies for orbital slots from which high-power Ku-Band DBS service can be provided. DBS services offer pre-packaged programming that can be received by relatively small and inexpensive receiving dishes. In 1994, two high-power DBS services sharing common satellites became operational, DirecTV and USSB. Together, these services were reported to have a total of approximately 500,000 subscribers nationwide as of March 1, 1995. Primestar, a medium-power DBS service partially owned by affiliates of TWE, was reported to have 340,000 subscribers as of that date. In addition to DBS, most cable programming is available to owners of larger, more expensive C-Band satellite dishes ("TVROs"), either directly from the programmers or through third-party packagers.

  MMDS/Wireless Cable. Wireless cable operators use microwave technology to distribute video programming. In recent years, wireless cable has grown rapidly, serving 550,000 subscribers via 143 systems as of June 1994 according to the FCC. Wireless cable is now available in 23 of the nation's top 25 television markets. In recent years, the FCC has adopted rules to facilitate the use of greater numbers of channels by wireless cable operators.

  SMATV. SMATV systems provide cable service in numerous Time Warner Cable service areas. The FCC reports that SMATV systems served approximately one million subscribers nationwide as of June 1994.

  Telephone Companies. Recent legislative, regulatory and judicial developments have facilitated and will continue to facilitate the entry of telephone companies into the provision of video programming. See "Cable Division--Video-- Regulation and Legislation." As of February 14, 1995, the FCC has authorized construction of facilities to conduct a limited test of video dialtone service for locations in which Time Warner Cable provides franchised cable television service to approximately 762,000 subscribers, and the FCC has received applications for video dialtone authorizations in locations in which Time Warner Cable provides franchised cable television service to approximately 717,000 subscribers. The entry of telephone companies will provide substantial additional competition to Time Warner Cable's cable systems.

  Other. Cable television systems compete for viewer attention with numerous other sources of news, information and entertainment, including videocassete rental stores and other cable operators. Videocassette rental stores provide many of the same movies, special events and other programs that are shown on cable television systems, often with earlier release dates. The 1992 Cable Act provides that all cable franchises must be non-exclusive. In practice, most franchises have always allowed the franchise authority to award additional franchises, although additional cable operators currently operate cable systems in an insignificant number of Time Warner Cable's franchise areas. The 1992 Cable Act also permits municipalities to operate cable systems without obtaining a franchise. It is unknown whether this provision will encourage the building of additional municipally-owned cable systems. To date, no such systems have been built in Time Warner Cable franchise areas, although several municipalities have indicated an interest in doing so.

 Other Interests

  TWE has a 50% interest in a joint venture established in 1991 to invest in, and further develop, cable television systems in Hungary. TWE also has a 37 1/2% interest in TV-1000, a pay television service operating in Scandinavia; a 30% interest in N-TV, a German language news and information channel distributed in Germany in which TBS also has a 32% interest; and a 28% interest in IA, a general-interest regional television broadcaster serving the Berlin and Brandenburg areas of Germany (all of which interests are under the management responsibility of Home Box Office). TWE also owns indirectly 13% of a New Zealand over-the-air subscription television service--Sky Network Television as well as 22% of Kablevision, Sweden's second largest cable television company.

CABLE DIVISION--TELEPHONY

  Time Warner Cable's wireline telephony operations are conducted through Time Warner Communications, a partnership wholly owned and controlled by TWE, which has formed separate business entities to provide telephony services in various geographic areas. Time Warner Communications seeks to take advantage of Time Warner Cable's geographically clustered cable systems to efficiently develop its telephone business.

  The initial focus of Time Warner Communications following its formation in 1993 was the development of "alternative access" telephone operations in metropolitan areas where Time Warner Cable operates cable systems. These operations generally provide connections between large businesses and their long distance telephone providers, between multiple business locations of a large business, and between long distance telephone company locations. The connections are marketed primarily to long distance telephone carriers and large business customers, and are used primarily for high volume voice and data communications. The networks on which these connections are made are comprised of dedicated fiber optic strands within the affiliated cable systems' backbone fiber networks, together with specially constructed high volume building entrance facilities and specialized electronic equipment for transmission of digital signals. Alternative access services do not require Time Warner Communications to operate switching equipment.

  As of December 31, 1994, Time Warner Communications had wholly or partly owned alternative access businesses in operation in Austin, Texas; Charlotte, North Carolina; Columbus, Ohio; Honolulu, Hawaii; Indianapolis, Indiana; Kansas City, Kansas and Missouri; Lima, Ohio; and Raleigh, North Carolina. Similar businesses are in development in a number of additional Time Warner Cable cities. Revenues to date from these operations have been insignificant. Time Warner Communications also opened an advanced network management center in Denver in mid-1994 to monitor and manage operation of its networks.

  One of the major business objectives of TWE is the entry of Time Warner Communications into the switched "local exchange" telephone business. This business would provide telephone service that is presently provided by monopoly local exchange telephone companies ("LECs"). The service would be marketed both to residential and business customers. Local exchange service will require significant upgrades to, and usage of, the fiber optic and coaxial cable networks of Time Warner Cable, together with high capacity switching equipment similar to that employed by the LECs, and certain other specialized equipment. Expenditures for such upgrades and equipment are expected to be significant.

  In order for Time Warner Communications to be able to connect its local exchange service customers to LEC customers in an area, Time Warner Communications must obtain rights to interconnect its network with that of the LEC. In May 1994, Time Warner Communications announced an agreement under which Time Warner Communications and Rochester Telephone Corporation agreed to interconnect their networks in Rochester, New York, enabling each company to complete calls originated by their telephone service customers to telephone service customers of the other company. Time Warner Communications believes the agreement to be the first of its kind between a major telephone company and a cable company that requires equal compensation to each company for completing calls.

  Based on this agreement, Time Warner Communications began a limited initial trial of competitive residential telephone service in Rochester in December 1994. Time Warner Communications expects its local exchange telephone service to be generally available over the Rochester Time Warner Cable network in the second half of 1995.

  Time Warner Communications generally has been able to conduct its alternative access businesses despite regulatory and other impediments such as difficulties in obtaining rights to connect its lines to LEC facilities in order to carry calls from large businesses to long distance telephone companies, and the insistence by some cable franchise authorities on onerous conditions to permit use of their rights of way. Provision of switched local exchange services, however, is heavily regulated by each state. The ability of Time Warner Communications to obtain entry to, and compete effectively in, the local exchange telephone business will be dependent on procompetitive legislation or regulation that currently exists only in a few states. Time Warner Communications has been certified to provide local exchange service throughout New York State, and currently has an application on file with the Ohio Public Utilities Commission to provide such service. Time Warner Communications will continue to support procompetitive legislative reform, and to apply for local exchange service authority, in the states where Time Warner Cable has major cable systems.

  The Company anticipates that telecommunications legislation will be considered in Congress during 1995. The Senate Commerce Committee has reported out to the Senate floor for consideration a comprehensive bill that would, among other things, preempt state and local barriers which prevent cable operators and others from providing telephone service in competition with the LECs, and require all providers of telephony, including those that employ technology such as that contemplated for Time Warner Cable's Full Service Network, to make their networks available for use by unrelated persons on a common carrier basis with respect to the telephone service offered. To facilitate a transition to competition, the proposed Senate legislation would require telecommunications carriers to allow interconnection to their facilities, to provide reciprocal compensation for origination and completion of calls, to provide nondiscriminatory access to unbundled network functions and services, and to provide telephone number portability and local dialing parity. Comparable telecommunications reform legislation may be introduced in the House. The actual provisions of the bills that may be introduced, final enactment of any such legislation or its impact on Time Warner Communications' business, cannot be predicted.

Time Warner Telecommunications

  The Company's wireless telephone, paging and data service operations are conducted through Time Warner Telecommunications ("TWT"), a division of TWE, which has its headquarters in Washington, D.C.

  TWT plans to provide cellular service, paging and data services under the Time Warner brand in various markets by reselling cellular service purchased at wholesale rates from existing facilities-based cellular carriers. On November 9, 1994, the New York Public Service Commission approved TWT's tariff to provide resold cellular service in New York State. On November 21, 1994, TWT formally commenced the provision of residential and business cellular service in Rochester, New York. TWT will seek to distinguish itself from other wireless carriers through its customer service, the strength of the Time Warner brand name, and by selling its wireless services with other Time Warner products and services.

  The provision of cellular services are regulated by the FCC and the public service commissions of some states (including New York). As a reseller, TWT does not need approval from the FCC prior to offering cellular services to customers in any state. Draft federal telecommunications legislation referenced elsewhere herein would, if enacted, preempt state or local regulation of the entry of, or the rates charged by, any commercial mobile service including cellular telephone services.

DESCRIPTION OF CERTAIN PROVISIONS OF THE TWE PARTNERSHIP AGREEMENT

  The following description summarizes certain provisions of the TWE Partnership Agreement relating to the ongoing operations of TWE. Such description does not purport to be complete and is subject to, and is qualified in its entirety by reference to, the provisions of the TWE Partnership Agreement.

Management and Operations of TWE

  Board of Representatives. Subject to certain authority of the Management Committee (as described below) with respect to the Cable division, the business and affairs of TWE are managed under the direction of a board of representatives (the "Board of Representatives" or the "Board") that is comprised of representatives appointed by the Time Warner General Partners (the "Class B Representatives") and representatives appointed by the Limited Partners (the "Class A Representatives").

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

  The managing general partners, both of which are wholly owned subsidiaries of the Company, may take any action without the approval or consent of the Board if such action may be authorized by the Class B Representatives without the approval of the Class A Representatives. However, see "Full Service Network Management Committee," below.

  Full Service Network Management Committee. In connection with the U S WEST Transaction, the Board established the Full Service Network business, which, subject to obtaining necessary franchise and other approvals, will be comprised of the businesses and operations of the cable television systems of TWE that are from time to time designated to become a part thereof. Subject to obtaining necessary franchise and other approvals relating to the designated systems, the business and affairs of the Full Service Network business will be governed by a Full Service Network Management Committee (the "Management Committee"). The Management Committee is comprised of six voting members, three designated by U S WEST and three designated by TWE. Each of the other Limited Partners has the right to designate non-voting members to the Management Committee. If U S WEST at any time owns less than 50% of the partnership interest which it owned, directly or indirectly, as of September 15, 1993 or if a "change in control" of U S WEST occurs, U S WEST's right to designate any members of the Management Committee will terminate. The Full Service Network business is managed on a day-to-day basis by the officers of the cable division. The approval of a majority of the members of the Management Committee is required for certain significant transactions relating to the Full Service Network business, including, among other things, the sale, pledge or encumbrance of assets of the Full Service Network business, the acquisition of cable assets, the making of commitments or expenditures relating to the Full Service Network business, in each case subject to agreed upon thresholds, certain decisions with respect to design, architecture and designation of cable systems for upgrade and the adoption of the annual business plan.

  Day-to-Day Operations. TWE is managed on a day-to-day basis by the officers of TWE, and each of TWE's three principal partnership divisions is managed on a day-to-day basis by the officers of such division. Upon the TWE Capitalization, the officers of Time Warner also became officers of TWE and the officers of the Time Warner General Partners became the officers of the corresponding partnership divisions and the subdivisions thereof.

Certain Covenants

  Covenant Not to Compete. For so long as any partner (or affiliate of any partner) owns in excess of 5% of TWE or 15% of TWE Japan and in the case of any Time Warner General Partner, for one year thereafter, such partner (including its affiliates) is generally prohibited from competing or owning an interest in the three principal lines of business of TWE--cable, cable programming and filmed entertainment (including the ownership and operation of theme parks)--as such businesses may evolve, subject to certain agreed upon exceptions, limited passive investments and inadvertent violations. The covenant not to compete does not prohibit (i) U S WEST from conducting cable and certain regional programming businesses in the 14-state region in which it provides telephone service, (ii) any party from engaging in the cable business in a region in which TWE is not then engaging in the cable business, subject to TWE's right of first refusal with respect to such cable business, or (iii) any party from engaging in the telephone or information services business.

  Transactions with Affiliates. Subject to agreed upon exceptions for existing arrangements, TWE will not enter into any transaction with any partner or any of its affiliates other than on an arm's-length basis.

Registration Rights

  Beginning on June 30, 2002 (or as early as June 30, 1999 if certain threshold cash distributions are not made to the Limited Partners), the Limited Partners holding, individually or in the aggregate, at least 10% of the residual equity of TWE will have the right to request that TWE reconstitute itself as a corporation and register for sale in a public offering an amount of partnership interests held by such Limited Partners determined by an investment banking firm so as to maximize trading liquidity and minimize the initial public offering discount, if any. Upon any such request, the parties will cause an investment banker to determine the price at which the interests sought to be registered could be sold in a public offering (the "Appraised Value"). Upon determination of the Appraised Value, TWE may elect either to register such interests or purchase such interests at the Appraised Value, subject to certain adjustments. If TWE elects to register the interests and the proposed public offering price (as determined immediately prior to the time the public offering is to be declared effective) is less than 92.5% of the Appraised Value, TWE will have a second option to purchase such interests immediately prior to the time such public offering would otherwise have been declared effective by the Securities and Exchange Commission at the proposed public offering price less underwriting fees and discounts. If TWE exercises its purchase option, it will be required to pay the fees and expenses of the underwriters. Upon exercise of either purchase option, TWE may also elect to purchase the entire partnership interests of the Limited Partners requesting registration at the relevant price, subject to certain adjustments.

  In addition to the foregoing, U S WEST will have the right to exercise an additional demand registration right (in which the other Limited Partners would be entitled to participate) beginning 18 months following the date on which TWE reconstitutes itself as a corporation and registers the sale of securities pursuant to a previously exercised demand registration right.

  Beginning on June 30, 1995, at the request of any Time Warner General Partner, TWE will effect a public offering of the partnership interests of the Time Warner General Partners or reconstitute TWE as a corporation and register the shares held by the Time Warner General Partners. In any such case, the Limited Partners will have standard "piggy-back" registration rights.

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

Certain Put Rights of the Limited Partners

  Change in Control Put. Upon the occurrence of a change in control of the Company, at the request of any Limited Partner, TWE will be required to elect either to liquidate TWE within a two-year period or to purchase the interest of such partner at fair market value (without any minority discount) as determined by investment bankers. A "change in control" of the Company shall be deemed to have occurred:

  (x) whenever, in any three-year period, a majority of the members of the Board of Directors of the Company elected during such three-year period shall have been so elected against the recommendation of the management of the Company or the Board of Directors shall be deemed to have been elected against the recommendation of such Board of Directors of the Company in office immediately prior to such election; provided, however, that for purposes of this clause (x) a member of such Board of Directors shall be deemed to have been elected against the recommendation of such Board of Directors if his or her initial election occurs as a result of either an actual or threatened election contest (as such terms are used in Rule 14a-11 of Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended) or other actual or threatened solicitation of proxies or consents by or on behalf of a person other than such Board of Directors; or

  (y) whenever any person shall acquire (whether by merger, consolidation, sale, assignment, lease, transfer or otherwise, in one transaction or any related series of transactions), or otherwise beneficially own voting securities of the Company that represent in excess of 50% of the voting power of all outstanding voting securities of the Company generally entitled to vote for the election of directors, if such person acquires or publicly announces its intention to initially acquire ten percent or more of such voting securities in a transaction that has not been approved by the management of the Company within 30 days after the date of such acquisition or public announcement.

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

 U S WEST Change in Government Regulation Remedies

  U S WEST is not entitled to the benefit of the put right upon a change in law or government regulation to which ITOCHU and Toshiba are entitled. See "-- Certain Put Rights of the Limited Partners--Change in Government Regulation Put." However, upon a change in law or government regulation prior to September 15, 1996 that prohibits U S WEST from owning, or materially adversely affects the value (relative to the value of the interests of all other partners) of, U S WEST's partnership interest, U S WEST will have the right to request that TWE either remedy such problem (provided such remedy would not have a significant impact on the business and operation of TWE or any of its divisions) or assist U S WEST in selling its interest to a third party. Upon any such sale to a third party, TWE will share 20% of the loss or gain experienced by U S WEST upon such sale.

 Restrictions on Transfer by Time Warner General Partners

  Time Warner General Partners. Any Time Warner General Partner is permitted to dispose of any partnership interest (and any Time Warner General Partner and any parent of any Time Warner General Partner may issue or sell equity) at any time so long as, immediately after giving effect thereto, (i) the Company would not own, directly or indirectly, less than (a) 43.75% of the residual equity of TWE, if such disposition occurs prior to the later of December 31, 1997 and the date on which the Limited Partners have received cash distributions of $500 million per $1 billion of investment, and (b) 35% of the residual equity of TWE if such disposition occurs after such date, (ii) no person or entity would own, directly or indirectly, a partnership interest greater than that owned, directly or indirectly, by the Company, and (iii) a subsidiary of the Company would be a managing general partner of TWE.

  No other dispositions are permitted, except that the Company may sell its entire partnership interest subject to the Limited Partners' rights of first refusal and "tag-along" rights pursuant to which the Company must provide for the concurrent sale of the partnership interests of the Limited Partners so requesting.

OTHER ENTERTAINMENT GROUP ASSETS

Time Warner Service Partnerships

  Concurrently with the closing of the U S WEST Transaction, TWE and the Time Warner Service Partnerships entered into various agreements pursuant to which, among other things, the Time Warner Service Partnerships provide program signal delivery services to TWE's cable systems and transmission services to the Programming--HBO and Filmed Entertainment divisions and TWE provides billing, collection and marketing services to the Time Warner Service Partnerships. The Time Warner Service Partnerships receive commercially reasonable fees for the provision of such services. The Time Warner Service Partnerships own the TVROs and broadcast antennae used to transmit programming signals to each of TWE's cable systems, and the satellite transponders and other transmission equipment used to transmit the HBO and Cinemax services to Home Box Office affiliates and DTH subscribers.

  In addition, TWE and the Time Warner Service Partnerships have entered into a series of agreements pursuant to which the Time Warner Service Partnerships will recontribute the TW Service Partnership Assets to TWE at their then fair market value in exchange for partnership interests in TWE on September 15, 1995 (or September 15, 1997 in the case of its interests in Court TV and E! Entertainment Television), or earlier under certain circumstances, but only to the extent that at such time such assets are then owned by the Time Warner Service Partnerships and TWE is clearly not prohibited from owning or operating such assets. As a result of a judicial order issued to U S WEST on October 24, 1994, TWE is no longer prohibited from owning or operating substantially all of the TW Service Partnership Assets.

  The TW Service Partnership Assets also include various equity investments, including, among others, an interest of approximately 49% in E! Entertainment Television, a Los Angeles-based basic cable channel specializing in promoting the entertainment industry and serving approximately 28 million subscribers as of year-end 1994; an interest of approximately 15% in Black Entertainment Television, a basic cable television service providing entertainment programming directed primarily to African-American audiences; an interest of approximately 21% in Primestar Partners L.P., a joint venture with several other cable operators and a subsidiary of General Electric Company that has developed the delivery of a package of programming services to TVRO owners; a majority interest in Court TV, a 24-hour basic cable television service launched in the summer of 1991 featuring live and taped trial coverage, plus commentary by prominent lawyers, which is managed through the Company's American Lawyer Media affiliate; and an interest of approximately 13% in The 3DO Company, a company engaged in the development of multimedia technology.

TWE Japan

  The Company owns a 37.25% interest in, U S WEST owns a 12.75% interest in, and each of Toshiba and ITOCHU owns a 25% interest in, Time Warner Entertainment Japan Inc. ("TWE Japan"). TWE Japan was organized to conduct TWE's businesses in Japan, including home video distribution, theatrical film and television distribution and merchandising businesses, and to expand and develop new business opportunities. Pursuant to distribution and merchandising agreements entered into between TWE and TWE Japan, TWE Japan receives distribution fees generally comparable to those currently received by TWE for performing distribution services for unaffiliated third parties.

  In early 1995, the Company, TWE Japan, U S WEST, Toshiba and ITOCHU agreed jointly to establish TITUS Communications Corp. ("TITUS"), a multiple system operator that will start new CATV operations in ten or more selected locations throughout Japan, each of which covers 150,000-200,000 households. The agreement also contemplates that TITUS eventually will provide telephone service as well as video services in its operating areas.

DC Comics

  TWE and WCI each owns a 50% interest in DC Comics, a New York general partnership, formed in June 1992 to continue the business previously conducted by DC Comics Inc., a New York corporation. DC Comics publishes more than 60 regularly issued comics magazines, among the most popular of which are "Superman," "Batman," "Wonder Woman," "Teen Titans" and "The Sandman," as well as story collections sold as books. DC Comics also derives revenues from motion pictures, television syndication, product licensing, books for juvenile and adult markets and foreign publishing. Trademarks in DC Comics' principal characters have been registered in the United States Patent and Trademark Office and in certain foreign countries.

Cinamerica Theatres, L.P.

  WCI owns a 50% interest in Cinamerica Theatres, L.P., an unconsolidated joint venture with Paramount Communications Inc., which owns and operates two theater circuits: Mann Theatres and Festival Cinemas. The joint venture operates 349 screens in 65 theaters, principally located in California and Colorado.

E.C. Publications

  E.C. Publications, Inc. is the publisher of MAD, a magazine featuring articles of humorous and satirical interest, which is regularly published eight times a year and also in periodic special editions. E.C. Publications is wholly owned by the Company.

                                OTHER INTERESTS

TURNER BROADCASTING SYSTEM, INC.

  The Company purchased equity securities of TBS as part of a private placement of securities by TBS in 1987 to a consortium of cable television operators and individual investors. The Company thereafter acquired additional securities in TBS from time to time and, at December 31, 1994, it had economic and voting interests in TBS of 19.6% and 6.4%, respectively. TBS's business includes the ownership and operation of domestic and international entertainment networks (including TBS SuperStation, Turner Network Television ("TNT"), the Cartoon Network and TNT Latin America); the production and distribution of entertainment and news programming worldwide (including Turner Pictures, TBS Productions, Hanna-Barbera Cartoons, Castle Rock Entertainment, New Line Cinema, Cable News Network ("CNN"), Headline News and CNN International); and the ownership of two professional sports teams (the Atlanta Braves and the Atlanta Hawks).

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

HASBRO, INC.

  The Company owns approximately 14% of the outstanding common stock of Hasbro, Inc., one of the world's largest toy companies. For a description of the issuance by the Company of zero coupon exchangeable notes due 2012 that are exchangeable for the shares of Hasbro common stock owned by the Company, see
Note 5 "Long-Term Debt" to the Company's consolidated financial statements at pages F-14 and F-15 herein.

ATARI CORPORATION

  The Company owns approximately 25% of Atari Corporation, which is engaged in the design, manufacture and sale of interactive multimedia entertainment systems.

ATARI GAMES CORPORATION

  The Company owns 100% of Atari Games Corporation, which is engaged in the design, manufacture and sale of interactive video games for arcades and home systems.

TIME WARNER INTERACTIVE INC.

  Time Warner Interactive Inc. is an indirect wholly owned subsidiary of the Company that produces and publishes interactive consumer entertainment products for delivery across the spectrum of digital channels: broadband, narrow-band, CD-ROM, cartridge and location-based systems.

                         CURRENCY RATES AND REGULATIONS

  The Company's foreign operations are subject to the risk of fluctuation in currency exchange rates and to exchange controls. The Company cannot predict the extent to which such controls and fluctuations in currency exchange rates may affect its operations in the future or its ability to remit dollars from abroad. See Note 1 "Summary of Significant Accounting Policies--Foreign Currency" to the consolidated financial statements set forth at page F-6 herein. For the revenues, operating income from and identifiable assets of foreign operations, see Note 10 "Segment Information" to the consolidated financial statements set forth at pages F-19 through F-22 herein.

                                   EMPLOYEES

  At December 31, 1994, the Company employed a total of approximately 53,300 persons. This number includes approximately 24,500 persons employed by TWE.

ITEM 2. PROPERTIES

PUBLISHING, MUSIC AND CORPORATE

  The following table sets forth certain information as of December 31, 1994 with respect to the Company's principal properties (over 250,000 square feet in area) that are used primarily by its publishing and music divisions or occupied for corporate offices, all of which the Company considers adequate for its present needs, and all of which were substantially used by the Company or were leased to outside tenants:

                                                 APPROXIMATE
                                                 SQUARE FEET     TYPE OF OWNERSHIP;
       LOCATION              PRINCIPAL USE       FLOOR SPACE  EXPIRATION DATE OF LEASE
       --------              -------------       -----------  ------------------------
New York, New York     Executive and                560,000  Leased by the Company.
 75 Rockefeller Plaza  administrative offices                Lease expires in 2014.
 Rockefeller Center    (Corporate, Music and                 Approximately 142,000 sq.
                       Filmed Entertainment)                 ft. are sublet to outside
                                                             tenants.
New York, New York     Business and editorial     1,481,000  Leased by the Company.
 Time & Life Bldg.     offices (Publishing and               Most leases expire in
 Rockefeller Center    Corporate)                            2007. Approximately
                                                             64,000 sq. ft. are sublet
                                                             to outside tenants.
Mechanicsburg,         Office and warehouse         358,000  Owned and occupied by the
 Pennsylvania          space (Publishing)                    Company.
 1225 S. Market St.
Olyphant,              Manufacturing,             1,058,000  Owned and occupied by the
 Pennsylvania          warehouses, distribution              Company.
 1400 and 1444 East    and office space (Music)
 Lackawanna Avenue
Indianapolis, Indiana  Warehouse space              252,000  Owned by the Company.
 4200 N. Industrial    (Publishing)                          Approximately 142,000 sq.
 Street                                                      ft. are leased to outside
                                                             tenants.
Nortorf,               Manufacturing,               334,000  Owned and occupied by the
 Germany               distribution and office               Company.
 Niedernstrasse 3-7    space (Music)
Alsdorf,               Manufacturing,               269,000  Owned and occupied by the
 Germany               distribution and office               Company.
 Max-Planck Strasse 1- space (Music)
 9
Terre Haute,           Manufacturing and office     269,000  Leased by the Company.
 Indiana               space (Music)                         Lease expires in 2001.
 Bldg. 102, Fort Har-
 rison
 Industrial Park
Other:                 Office bldgs., plants and  1,718,000  Owned by the Company.
 U.S. and abroad,      warehouses (Publishing,
 including locations   Music and Corporate)
 in
 Europe, Asia, Latin
 America, Australia
 and New Zealand.
                                                  4,535,000  Leased by the Company.
                                                             Approximately 52,000 sq.
                                                             ft. are sublet to outside
                                                             tenants.
                                                 ----------
Total                                            10,834,000
                                                 ==========

ENTERTAINMENT

  The following table sets forth certain information as of December 31, 1994 with respect to TWE's principal properties (over 125,000 square feet in area), all of which TWE considers adequate for its present needs, and all of which were substantially used by TWE or were leased to outside tenants.

                                                    APPROXIMATE
                                                    SQUARE FEET
                                                    FLOOR               TYPE OF OWNERSHIP;
        LOCATION         PRINCIPAL USE              SPACE/ACRES      EXPIRATION DATE OF LEASE
        --------         -------------              -----------      ------------------------
 New York, New York      Business offices           335,000 sq. ft. Leased by TWE.
  HBO Building, 1100     (Programming--HBO)                         Lease expires in 2004.
  Avenue of the
  Americas
 New York, New York      Business offices           139,000 sq. ft. Leased by TWE.
  1325 Avenue of the     (Filmed Entertainment)                     Lease expires in 2010.
  Americas
 Baltimore, Maryland     Warehouse (Filmed          387,000 sq. ft. Owned by TWE.
  White Marsh            Entertainment)
 Los Angeles, Califor-   Warehouse                  182,000 sq. ft. Leased by TWE.
  nia                    (Filmed Entertainment)                     Lease expires in 1997.
  9210 San Fernando
 Burbank, California     Sound stages,              3,422,000       Owned by TWE.
  The Warner Bros.       administrative,            sq. ft. of
  Studio                 technical and dressing     improved
                         room                       space on 158
                         structures, screening      acres (a)
                         theaters,
                         machinery and equipment
                         facilities, back lot and
                         parking lot and other
                         Burbank properties
                         (Filmed
                         Entertainment)
 West Hollywood,         Sound stages,              350,000         Owned by TWE.
  California             administrative,            sq. ft. of      Approx. 20,000 sq. ft. are
  The Warner             technical and dressing     improved        leased to outside tenants.
  Hollywood Studio       room                       space on 11
                         structures, screening      acres
                         theaters,
                         machinery and equipment
                         facilities (Filmed
                         Entertainment)
 Valencia, California    Location filming (Filmed   225 acres       Owned by TWE.
  Undeveloped Land       Entertainment)
 Atlanta, Georgia        Theme park                 270 acres       Owned by limited
  Six Flags Over Geor-   (Filmed Entertainment)                     partners of Six Flags
  gia                                                               Over Georgia co-venture
                                                                    partnership.
 Dallas-Fort Worth,      Theme park                 200 acres       Owned by limited
  Texas                  (Filmed Entertainment)                     partners of Six Flags
  Six Flags Over Texas                                              Over Texas co-venture
                                                                    partnership.
 St. Louis, Missouri     Theme park                 500 acres       Owned by Six Flags.
  Six Flags Over Mid-    (Filmed Entertainment)
  America

                                                    APPROXIMATE
                                                    SQUARE FEET
                                                    FLOOR                         TYPE OF OWNERSHIP;
        LOCATION         PRINCIPAL USE              SPACE/ACRES                EXPIRATION DATE OF LEASE
        --------         -------------              -----------                ------------------------
 Houston, Texas          Theme park                 105 acres                 Owned by Six Flags.
  Six Flags Houston      (Filmed Entertainment)
 Jackson, New Jersey     Theme park                 2,200 acres (b)           Owned by Six Flags.
  Six Flags Great        (Filmed Entertainment)
  Adventure
 Los Angeles, Califor-   Theme park                 260 acres                 Owned by Six Flags.
  nia                    (Filmed Entertainment)
  Six Flags California
 Gurnee, Illinois        Theme park                 300 acres                 Owned by Six Flags.
  Six Flags Great        (Filmed Entertainment)
  America
 Other, in the U.S. and  Office buildings, retail    1,625,000 sq. ft. (c)    Owned by TWE.
  abroad, including      stores, theatres, plants                             Approx. 26,000 sq. ft. are
  locations in Europe,   and                                                  leased to outside tenants.
  Asia, Latin America,   warehouses (Filmed          5,910,000 sq. ft. (c)(d) Leased by TWE.
  Australia and New      Entertainment,                                       Approx. 69,000 sq. ft. are
  Zealand                Programming--HBO,                                    sublet to outside tenants.
                         Cable)
                                                    -------------------------
 Totals                                             12,350,000 sq. ft.
                                                         4,229 acres
                                                    =========================

--------
(a) Ten acres consist of various parcels adjoining The Warner Bros. Studio, with mixed commercial, office and residential uses.
(b) 1,640 acres of which are undeveloped land available for expansion.
(c) Excludes 9,085,000 sq. ft. of owned and 2,021,000 sq. ft. of leased properties used by the Cable division for headend, hub, and tower sites.
(d) Includes 108,000 sq. ft. of office space occupied by Time Warner corporate staff who provide services to TWE pursuant to arrangements set forth in the TWE Partnership Agreement.

ITEM 3. LEGAL PROCEEDINGS

  The Company and its subsidiaries are parties, in the ordinary course of business, to litigations involving property, personal injury and contract claims. The amounts that the Company believes may be recoverable in these matters are either covered by insurance or are not material.

  In June 1989, a purported stockholder class action was filed in the Supreme Court of the State of New York, County of New York, entitled Northern Laminating, Inc. Retirement Fund v. Munro, et al., Index No. 12653-89, against the Company and its Board of Directors, alleging that defendants breached their fiduciary duties by the Company's tender offer (the "Tender Offer") for WCI (pursuant to which the Company purchased 100 million shares of WCI common stock on July 24, 1989) and by the terms of the Agreement and Plan of Merger (as amended, the "Merger Agreement") among the Company, TW Sub Inc., then a wholly owned subsidiary of the Company, and WCI which purports to prevent defendants from considering other offers, and that defendants, by similar acts, engaged in a combination and conspiracy in restraint of trade. Plaintiff seeks, among other things, a declaratory judgment that defendants breached their fiduciary duties and monetary damages for defendants' purported breach of fiduciary duties. Defendants have not been required to respond to the amended complaint. A Stipulation of Voluntary Discontinuance without prejudice was submitted to the court on September 14, 1994, and is awaiting approval.

  Since 1989, there has been pending in the Court of Chancery for the State of Delaware, in and for New Castle County (the "Delaware Chancery Court") a consolidated stockholder litigation, In re Warner Communications Inc. Shareholders Litigation, Consol. Civ. Action No. 10671 (the "Warner Stockholder

Litigation"), commenced against WCI, its Board of Directors and the Company, alleging that WCI's Board of Directors breached their fiduciary duties to WCI's stockholders, and the Company aided and abetted such alleged breach, by not ensuring that the securities distributed to WCI stockholders in the Merger contained certain protective covenants and redemption provisions. The amended complaint seeks, among other things, to enjoin the consummation of the Tender Offer and the Merger, or to rescind the Tender Offer and the Merger. The defendants have not yet been required to respond to the amended complaint. The action has been stayed pending resolution of the Berger action described below.

  Another 1989 purported stockholder class action, Berger, et al. v. Warner Communications Inc., et al., Index No. 91-3735, filed in the New York Supreme Court against WCI, certain of WCI's directors, the Company, Wasserstein Perella & Co., Inc. ("Wasserstein Perella"), Shearson Lehman Hutton Inc. ("Shearson Lehman") and Lazard Freres & Co. ("Lazard") alleges, among other things, that WCI's directors and the Company breached their fiduciary duties to WCI's stockholders by structuring the Merger as a freezeout of WCI's minority stockholders, and by failing to ensure that the securities to be distributed to stockholders in the Merger would in fact trade at the value imputed to those securities, and that Wasserstein Perella, Shearson Lehman and Lazard aided and abetted those breaches of fiduciary duty. The complaint seeks, among other things, a declaratory judgment that defendants have breached their fiduciary duties, compensatory damages and a judgment declaring the Merger a nullity. On April 9, 1991, a court order effected defendants' stipulation to the certification of a plaintiff class consisting of those persons who held shares of WCI common stock on August 23, 1989 and before the effective date of the Merger, except defendants in this litigation and any person or entity related to or affiliated with any defendants. Argument on both sides' motions for partial summary judgment on plaintiffs' contract claim for additional interest of approximately $20 million in connection with the consideration paid in the merger transaction was heard on February 22, 1994. On August 16, 1994, the court granted defendants' motion for partial summary judgment and dismissed plaintiffs' contract claim. Plaintiffs filed a Notice of Appeal on September 14, 1994.

  On January 24, 1994, a purported class action entitled Dr. Arun Shingala v. Gerald M. Levin, et al., Civil Action No. 13356, was filed against the Company and its directors in the Court of Chancery of the State of Delaware, New Castle County, on behalf of all stockholders of the Company, other than defendants and their related or affiliated entities. The complaint alleges that the defendant directors acting on behalf of the Company have adopted a plan ("rights plan") to thwart any attempt to take over control of the Company which the defendants find unfavorable to their personal interests. Plaintiff contends that defendants' actions are in violation of their fiduciary duties and seeks a judgment rescinding the adoption of the rights plan and ordering the director defendants jointly and severally to account for all damages which reasonably flow from the actions and transactions alleged. The parties have agreed to dismiss the action without prejudice and without compensation to the plaintiffs or their attorneys. An order effecting that agreement was approved by the court on March 16, 1995.

  In November 1992, TWE filed a federal lawsuit seeking to overturn major provisions of the 1992 Cable Act primarily on First Amendment grounds. The complaint, filed in the U.S. District Court for the District of Columbia against the FCC and the United States of America, challenges the provisions of the 1992 Cable Act relating to rate regulation, must carry, retransmission consent, terms of dealing by vertically integrated programmers, uniform pricing and operation of cable systems by municipal authorities, the number of subscribers that a cable operator could serve nationwide, free previews of certain premium channels and educational channel set-aside requirements for direct broadcast satellite service. In addition, the complaint seeks to overturn several parts of the 1984 Cable Act relating to public, educational and government access requirements and commercial leased channels. The complaint seeks injunctions against the enforcement or implementation of these provisions. Several other parties have also filed similar lawsuits and these actions have been at least partially consolidated with the action filed by TWE. Hearings on the plaintiffs' motions for summary judgment and the defendants' motions to dismiss or for summary judgment were held in March 1993. On April 8, 1993, in a 2-1 decision, the District Court upheld the constitutionality of the must carry provisions of the 1992 Cable Act. On May 3, 1993, TWE filed an appeal from this decision directly to the U.S. Supreme Court. The U.S. Supreme Court heard argument on that appeal in January 1994 and on June 27, 1994 the U.S. Supreme Court vacated the judgment of the District Court regarding the must-carry provisions and remanded the case to that court for further factual findings. On September 16, 1993, a one-judge District Court upheld the constitutionality on First Amendment grounds of all the other challenged provisions except restrictions on the number of subscribers that a cable operator could serve nationwide, free pay TV previews and direct broadcast channel usage. TWE appealed this decision to the U.S. Court of Appeals for the D.C. Circuit on November 12, 1993. Briefing on the appeal is scheduled to be completed by early July 1995. For a description of the 1984 Cable Act and the 1992 Cable Act, see
Item 1 "Business--Cable Division--Regulation and Legislation."

  By letters dated July 15, 1993 and September 21, 1993 (the "Access Letters"), the Dallas Regional Office of the Federal Trade Commission (the "FTC") informed WEA that it is conducting a preliminary investigation to determine whether WEA is "unreasonably restricting the resale of previously owned compact discs" and "unreasonably restricting the sale of new compact discs." The Access Letters allege that WEA's conduct may violate Section 5 of the Federal Trade Commission Act, but also say that neither the Access Letters nor the existence of the investigation "should be viewed as an accusation by the FTC or its staff of any wrongdoing by [WEA]." The Access Letters request that WEA voluntarily submit the documents and information requested therein. The FTC investigation also includes other major distributors of recorded music. In the course of the investigation, the FTC issued a subpoena for the deposition of a former WEA executive. WEA has complied with the Access Letters and subpoena. In early October 1994, WEA (and other major distributors of recorded music) received a follow-up subpoena for the production of documents, stating that the FTC is investigating whether members of the pre-recorded music distributing industry may be engaging in unfair methods of competition by fixing prices or by engaging in concerted activities to limit the availability of cooperative advertising or promotional funds to retailers who distribute used compact discs or advertise prices of compact discs below specified levels. WEA produced documents in late December in response to the subpoena.

  In October 1993, a purported class action was filed in the United States District Court for the Northern District of Georgia entitled Samuel D. Moore, et al. v. American Federation of Television and Radio Artists, et al., No. 93-Civ-2358. The action was brought by fifteen named music performers or representatives of deceased performers on behalf of an alleged class of performers who participated in the creation or production of phonograph recordings for one or more of the defendant recording companies. The named defendants include the American Federation of Television and Radio Artists ("AFTRA"), the AFTRA Health and Retirement Fund ("Fund"), each present trustee of the Fund and fifty named recording companies, including four WCI subsidiaries. The named defendant recording companies comprise substantially all of the domestic recording industry and the complaint seeks to establish a defendant class for purposes of the litigation. The complaint seeks recovery against the recording companies for, among other things, breach of contract, breach of fiduciary duty, fraud, embezzlement and RICO violations, all growing out of alleged failure by the recording companies to make proper contributions to the Fund pursuant to the Phono Code, which is negotiated by AFTRA and most of the domestic recording companies, and other alleged failures to meet the terms of the Phono Code and individual contracts. Plaintiffs seek from the defendant record companies substantial monetary damages, treble damages, attorneys' fees and costs and the imposition of a constructive trust over the master recordings created from recorded performances of the plaintiffs. In March 1994, plaintiffs filed an amended complaint. In March and April 1994, AFTRA, the Fund, the Fund's trustees and certain of the defendant recording companies, including the four WCI subsidiaries, moved to dismiss plaintiffs' amended complaint. On August 2, 1994, the court, among other things, dismissed the claims against the Fund and the Fund's trustees, converted AFTRA's motion to one for summary judgment (and allowed re-briefing) and dismissed all claims against the defendant recording companies except the RICO claim. The record company defendants in the one remaining RICO claim have answered the amended complaint and filed a motion for summary judgment seeking dismissal of the claim. The court has granted AFTRA's motion, and the record company defendants' motion for summary judgment remains pending.

  On February 21, 1995, counsel for plaintiffs filed a new lawsuit, entitled Samuel D. Moore, et al. v. Sony Music Entertainment Group, et al., No. 95-Civ-1221, in the United States District Court for the Southern

District of New York. The action was brought by all but one of the named plaintiffs in the Georgia federal suit, with one new plaintiff. The plaintiffs are suing on behalf of an alleged class of performers and derivatively on behalf of the AFTRA Fund. The named defendants include the Fund's trustees, the Fund, and the recording companies that were named as defendants in the Georgia federal suit. The complaint is based on substantially the same allegations as the complaint in the Georgia federal suit, and seeks to recover substantial monetary damages, liquidated damages, and attorney's fees from the recording companies. The record company defendants have simultaneously moved in the Southern District of New York for an order transferring the new case to the Northern District of Georgia, and moved in the Northern District of Georgia for an order staying plaintiffs from proceeding with the New York federal action.

  On July 14, 1994, the Company received a civil investigative demand from the United States Department of Justice in furtherance of an investigation into certain worldwide activities of the Warner Music Group and other companies in the recorded music industry principally related to cable, wire and satellite-delivered music and music video programmers. The Company has complied with the civil investigative demand to the extent that it sought information and documents with respect to domestic activities of the Warner Music Group and has objected to responding with respect to foreign activities on the ground that the Department of Justice lacks jurisdiction to inquire into such activities. On November 3, 1994, the Department of Justice filed a petition in the United States District Court for the District of Columbia seeking to compel the Company and the other companies to provide documents from their files in the United States that deal with overseas activities.

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

  The following table sets forth the name of each executive officer of the Company, the office held by such officer and the age, as of March 17, 1995, of such officer:

       NAME              AGE                         OFFICE
       ----              ---                         ------
Gerald M. Levin.........  55 Chairman of the Board and Chief Executive Officer
Richard D. Parsons......  46 President
Peter R. Haje...........  60 Executive Vice President, General Counsel and Secretary
Timothy A. Boggs........  44 Senior Vice President
Richard J. Bressler.....  37 Senior Vice President and Chief Financial Officer
Tod R. Hullin...........  51 Senior Vice President
Philip R. Lochner, Jr...  52 Senior Vice President

  Set forth below are the principal positions held by each of the executive officers named above since March 1, 1990:


Mr. Levin..................  Chairman of the Board of Directors and Chief
                             Executive Officer since January 21, 1993. Prior to that he served as President and Co-Chief Executive Officer from February 20, 1992; Vice Chairman and Chief Operating Officer from May 1991; and Vice Chairman of the Board prior to that.

Mr. Parsons................  President since February 1, 1995. Prior to that he served as Chairman of The Dime Savings Bank of New York, FSB ("DSB") from January 1991 and Chief Executive Officer of DSB from July 1990. Prior to that he was President of DSB.

Mr. Haje...................  Executive Vice President and General Counsel
                             since October 1, 1990 and Secretary since May 20, 1993. Prior to that, he was a member of the law firm of Paul, Weiss, Rifkind, Wharton & Garrison.

Mr. Boggs..................  Senior Vice President since November 19, 1992.
                             Prior to that he served as Vice President of Public Affairs.

Mr. Bressler...............  Senior Vice President and Chief Financial Officer
                             since March 16, 1995. Prior to that he served as Senior Vice President, Finance from January 2, 1995; and as a Vice President prior to that.

Mr. Hullin.................  Senior Vice President since February 7, 1991.
                             Prior to that, he served as Senior Vice
                             President, Corporate Affairs of SmithKline
                             Beecham (diversified health care company).

Mr. Lochner................  Senior Vice President since July 18, 1991. Prior to that, he was a Commissioner of the Securities and Exchange Commission from March 1990 to June 1991. Prior to his tenure with the SEC, Mr. Lochner served as Deputy General Counsel and Senior Vice President of Time Warner from January to March 1990.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The principal market for the Company's Common Stock is the New York Stock Exchange. The Common Stock is also listed on the Pacific Stock Exchange and the London Stock Exchange. For quarterly price information with respect to the Company's Common Stock for the two years ended December 31, 1994, see "Quarterly Financial Information" at page F-27 herein, which information is incorporated herein by reference.

  The approximate number of holders of record of the Company's Common Stock as of March 1, 1995 was 19,000.

  For information on the frequency and amount of dividends paid with respect to the Company's Common Stock during the two years ended December 31, 1994, see "Quarterly Financial Information" at page F-27 herein, which information is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

  The selected financial information of the Company for the five years ended December 31, 1994 is set forth at page F-26 herein and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The information set forth under the caption "Management's Discussion and Analysis" at pages F-28 through F-36 herein is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The consolidated financial statements and supplementary data of the Company and the report of independent auditors thereon set forth at pages F-2 through F-23 and F-25 herein are incorporated herein by reference.

  Quarterly Financial Information set forth at page F-27 herein is incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not Applicable.

                                    PART III

ITEMS 10, 11, 12 AND 13.
                      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; EXECUTIVE COMPENSATION; SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT; CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information called for by PART III (Items 10, 11, 12 and 13) is incorporated by reference from the Company's definitive Proxy Statement to be filed in connection with its 1995 Annual Meeting of Stockholders pursuant to Regulation 14A, except that the information regarding the Company's executive officers called for by Item 401(b) of Regulation S-K has been included in PART I of this report and the information called for by Items 402(k) and 402(l) of Regulation S-K is not incorporated by reference.

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

    (ii) The financial statements of the Time Warner Service Partnerships and the report of independent auditors thereon, set forth at pages F-64 through F-73 in the 1994 Annual Report on Form 10-K of Time Warner Entertainment Company, L.P. (Reg. No. 33-53742) (the "TWE's 1994 Form 10-K") are incorporated herein by reference and are filed as an exhibit to this report.

    (iii) The financial statements and financial statement schedule of Paragon Communications and the report of independent accountants thereon, set forth at pages F-74 through F-83 in TWE's 1994 Form 10-K, are incorporated herein by reference and are filed as an exhibit to this report.

    (3) Exhibits:

    The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this report and such Exhibit Index is incorporated herein by reference. Exhibits 10.1 through 10.24 listed on the accompanying Exhibit Index identify management contracts or compensatory plans or arrangements required to be filed as exhibits to this report, and such listing is incorporated herein by reference.

  (b) No reports on Form 8-K were filed by Time Warner during the quarter ended December 31, 1994.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Time Warner Inc.

                                                     /s/ Peter R. Haje
                                          By ..................................
                                               PETER R. HAJE EXECUTIVE VICE
                                              PRESIDENT, GENERAL COUNSEL AND
                                                         SECRETARY

Date: March 30, 1995

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURE                         TITLE                     DATE

     /s/ Gerald M. Levin
.............................  Director, Chairman of the           March 30,
      (GERALD M. LEVIN)         Board and Chief Executive             1995
                                Officer (principal executive
                                officer)

   /s/ Richard J. Bressler
.............................  Senior Vice President and           March 30,
    (RICHARD J. BRESSLER)       Chief Financial Officer               1995
                                (principal financial officer)

     /s/ John A. LaBarca
.............................  Vice President and Controller       March 30,
      (JOHN A. LABARCA)         (principal accounting                 1995
                                officer)

              *
.............................  Director                            March 30,
       (MERV ADELSON)                                                 1995

              *
.............................  Director                            March 30,
 (LAWRENCE B. BUTTENWIESER)                                           1995

              *
.............................  Director                            March 30,
   (EDWARD S. FINKELSTEIN)                                            1995

               *
.............................  Director                            March 30,
  (BEVERLY SILLS GREENOUGH)                                           1995

              *
.............................  Director                            March 30,
      (CARLA A. HILLS)                                                1995

              *
.............................  Director                            March 30,
      (DAVID T. KEARNS)                                               1995

          SIGNATURE                         TITLE                     DATE

              *
.............................             Director                 March 30,
      (HENRY LUCE III)                                                1995

              *
.............................             Director                 March 30,
        (REUBEN MARK)                                                 1995

              *
.............................             Director                 March 30,
     (MICHAEL A. MILES)                                               1995

              *
.............................             Director                 March 30,
     (J. RICHARD MUNRO)                                               1995

              *
.............................             Director                 March 30,
    (RICHARD D. PARSONS)                                              1995

              *
.............................             Director                 March 30,
     (DONALD S. PERKINS)                                              1995

              *
.............................             Director                 March 30,
     (RAYMOND S. TROUBH)                                              1995

              *
.............................             Director                 March 30,
  (FRANCIS T. VINCENT, JR.)                                           1995

      /s/ Peter R. Haje
*By: ........................
      ATTORNEY-IN-FACT

          TIME WARNER INC. AND TIME WARNER ENTERTAINMENT COMPANY, L.P.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND OTHER FINANCIAL INFORMATION

                                                                       PAGE
                                                                    -----------
                                                                     TIME
                                                                    WARNER TWE
                                                                    ------ ----
Consolidated Financial Statements:
 Balance Sheet.....................................................  F-2   F-38
 Statement of Operations...........................................  F-3   F-39
 Statement of Cash Flows...........................................  F-4   F-40
 Statement of Shareholders' Equity and Partnership Capital.........  F-5   F-41
 Notes to Consolidated Financial Statements........................  F-6   F-42
Report of Management...............................................  F-24
Report of Independent Auditors.....................................  F-25  F-57
Selected Financial Information.....................................  F-26  F-58
Quarterly Financial Information....................................  F-27  F-59
Management's Discussion and Analysis:
 Results of Operations.............................................  F-28  F-60
 Financial Condition and Liquidity.................................  F-32  F-62
Supplementary Information..........................................        F-65
Financial Statement Schedule VIII--Valuation and Qualifying Ac-
 counts............................................................  F-37  F-66

All other financial statements and schedules are omitted because the required information is not present, or is not present in amounts sufficient to require submission of the financial statements or schedules, or because the information required is included in the consolidated financial statements and notes thereto.

                                TIME WARNER INC.
                           CONSOLIDATED BALANCE SHEET
                                  DECEMBER 31,
                      (MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                1994     1993
                                                               -------  -------
ASSETS
CURRENT ASSETS
Cash and equivalents.........................................  $   282  $   200
Receivables, less allowances of $768 and $676................    1,439    1,400
Inventories..................................................      370      321
Prepaid expenses.............................................      726      613
                                                               -------  -------
Total current assets.........................................    2,817    2,534
Investments in and amounts due to and from Entertainment
 Group.......................................................    5,350    5,627
Other investments............................................    1,555    1,613
Land and buildings...........................................      412      393
Furniture, fixtures and other equipment......................      998      878
                                                               -------  -------
                                                                 1,410    1,271
Less accumulated depreciation................................     (657)    (505)
                                                               -------  -------
Property, plant and equipment................................      753      766
Music catalogues, contracts and copyrights...................    1,207    1,309
Goodwill.....................................................    4,630    4,691
Other assets.................................................      404      352
                                                               -------  -------
Total assets.................................................  $16,716  $16,892
                                                               =======  =======
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable.............................................  $   648  $   532
Royalties payable............................................      731      567
Debt due within one year.....................................      355      120
Other current liabilities....................................    1,238    1,006
                                                               -------  -------
Total current liabilities....................................    2,972    2,225
Long-term debt...............................................    8,839    9,291
Deferred income taxes........................................    2,700    2,998
Unearned portion of paid subscriptions.......................      631      633
Other liabilities............................................      426      375
SHAREHOLDERS' EQUITY
Preferred stock, $1 par value, 250 million shares authorized,
 962 thousand shares outstanding, $140 million liquidation
 preference..................................................        1        1
Common stock, $1 par value, 750 million shares authorized,
 379.3 million and 378.3 million shares outstanding..........      379      378
Paid-in capital..............................................    2,588    2,537
Unrealized gains on certain marketable securities............      130      205
Accumulated deficit..........................................   (1,950)  (1,751)
                                                               -------  -------
Total shareholders' equity...................................    1,148    1,370
                                                               -------  -------
Total liabilities and shareholders' equity...................  $16,716  $16,892
                                                               =======  =======

See accompanying notes.

                                TIME WARNER INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                            YEARS ENDED DECEMBER 31,
                      (MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                               RESTATED
                                                1994    1993    1992(A)  1992
                                               ------  ------  -------- -------
Revenues (b).................................  $7,396  $6,581   $6,309  $13,070
                                               ------  ------   ------  -------
Cost of revenues (b) (c).....................   4,307   3,780    3,633    8,451
Selling, general and administrative (b) (c)..   2,376   2,210    2,147    3,276
                                               ------  ------   ------  -------
Operating expenses...........................   6,683   5,990    5,780   11,727
                                               ------  ------   ------  -------
Business segment operating income............     713     591      529    1,343
Equity in pretax income of Entertainment
 Group (b)...................................     176     281      226       --
Interest and other, net (b)..................    (724)   (718)    (351)    (882)
Corporate expenses (b).......................     (76)    (73)     (81)    (141)
                                               ------  ------   ------  -------
Income before income taxes...................      89      81      323      320
Income taxes.................................    (180)   (245)    (237)    (234)
                                               ------  ------   ------  -------
Income (loss) before extraordinary item......     (91)   (164)      86       86
Extraordinary loss on retirement of debt, net
 of $37 million income tax benefit...........      --     (57)      --       --
                                               ------  ------   ------  -------
Net income (loss)............................     (91)   (221)      86       86
Preferred dividend requirements..............     (13)   (118)    (628)    (628)
                                               ------  ------   ------  -------
Net loss applicable to common shares.........  $ (104) $ (339)  $ (542) $  (542)
                                               ======  ======   ======  =======
Loss per common share:
Loss before extraordinary item...............  $ (.27) $ (.75)  $(1.46) $ (1.46)
                                               ======  ======   ======  =======
Net loss.....................................  $ (.27) $ (.90)  $(1.46) $ (1.46)
                                               ======  ======   ======  =======
Average common shares........................   378.9   374.7    371.0    371.0
                                               ======  ======   ======  =======
--------
(a) The 1994 and 1993 financial statements reflect the deconsolidation of the
    Entertainment Group, principally TWE, effective January 1, 1993. The 1992 historical financial statements have not been changed; however, financial statements for 1992 retroactively reflecting the deconsolidation are presented as supplementary information under the column heading "restated"
    to facilitate comparative analysis (Note 1).

(b) Includes the following income (expenses) resulting from transactions with the Entertainment Group and other related companies for the years ended
    December 31, 1994 and 1993, respectively: revenues-$203 million and $170 million; cost of revenues-$(109) million and $(87) million; selling, general and administrative-$47 million and $59 million; equity in pretax income of Entertainment Group-$(120) million and $(115) million; interest and other, net-$13 million and $(4) million; and corporate expenses-$60 million in each year.

(c)Includes depreciation and amortization ex-
 pense of:...................................  $  437  $  424   $  384  $ 1,172
                                               ======  ======   ======  =======

See accompanying notes.

                                TIME WARNER INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            YEARS ENDED DECEMBER 31,
                                   (MILLIONS)

                                                               RESTATED
                                                1994    1993    1992(A)  1992
                                                -----  ------  -------- ------
OPERATIONS
Net income (loss).............................  $ (91) $ (221)  $   86  $   86
Adjustments for noncash and nonoperating
 items:
Depreciation and amortization.................    437     424      384   1,172
Noncash interest expense......................    219     185       64      64
Unusual tax charge and extraordinary loss (b).     --     127       --      --
Equity in pretax income of Entertainment
 Group, net of distributions..................    (56)   (261)     (43)     --
Equity in (income) losses of other investee
 companies, net of distributions..............    (17)     --        7      45
Changes in operating assets and liabilities:
 Receivables..................................    (47)    (71)      37    (235)
 Inventories..................................    (38)     20      (16)   (120)
 Accounts payable and other liabilities.......    324     206       65     140
 Other balance sheet changes..................   (258)   (152)     (22)      8
                                                -----  ------   ------  ------
Cash provided by operations...................    473     257      562   1,160
                                                -----  ------   ------  ------
INVESTING ACTIVITIES
Investments and acquisitions..................   (187)   (175)    (122)   (389)
Capital expenditures..........................   (164)   (198)    (172)   (574)
Investment proceeds...........................    118     103      913      88
                                                -----  ------   ------  ------
Cash provided (used) by investing activities..   (233)   (270)     619    (875)
                                                -----  ------   ------  ------
FINANCING ACTIVITIES
Increase (decrease) in debt...................    (44)  3,115      (42)     20
Redemption of Series D preferred stock........     --  (3,494)      --      --
Dividends paid................................   (142)   (299)    (386)   (386)
TWE capital contribution......................     --      --       --   1,000
Stock option and dividend reinvestment plans..     34      92       23      23
Other, principally financing costs prior to
 1994.........................................     (6)   (143)     (69)   (199)
                                                -----  ------   ------  ------
Cash provided (used) by financing activities..   (158)   (729)    (474)    458
                                                -----  ------   ------  ------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS...  $  82  $ (742)  $  707  $  743
                                                =====  ======   ======  ======

--------
(a) The 1994 and 1993 financial statements reflect the deconsolidation of the Entertainment Group, principally TWE, effective January 1, 1993. The 1992 historical financial statements have not been changed; however, financial statements for 1992 retroactively reflecting the deconsolidation are presented as supplementary information under the column heading "restated" to facilitate comparative analysis (Note 1).

(b) Includes $70 million increase in deferred income tax liability as a result of a new tax law enacted in 1993 and $57 million extraordinary loss on the retirement of debt.

See accompanying notes.

                                TIME WARNER INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                      (MILLIONS, EXCEPT PER SHARE AMOUNTS)

                          PREFERRED COMMON PAID-IN  UNREALIZED ACCUMULATED
                            STOCK   STOCK  CAPITAL    GAINS      DEFICIT   TOTAL
                          --------- ------ -------  ---------- ----------- ------
BALANCE AT DECEMBER 31,
 1991...................    $ 123    $370  $8,269      $ --       $ (264)  $8,498
Net income..............                                              86       86
Dividends on common
 stock--$.265 per share.                                             (98)     (98)
Dividends on Series B, C
 and D preferred stock--
 $9.28, $4.375 and $5.50
 (in kind) per share,
 respectively...........        7             333                   (628)    (288)
Purchase of stock.......       (1)            (61)                            (62)
Shares issued pursuant
 to stock option and
 dividend reinvestment
 plans..................                1      28                              29
Other...................                1      37                    (36)       2
                            -----    ----  ------      ----      -------   ------
BALANCE AT DECEMBER 31,
 1992...................      129     372   8,606        --         (940)   8,167
Net loss................                                            (221)    (221)
Dividends on common
 stock--$.31 per share..                                            (116)    (116)
Dividends on Series B
 preferred stock--$9.28
 per share..............                        4                    (13)      (9)
Dividends on Series C
 and D preferred stock
 to dates of redemption
 or exchange............                                            (106)    (106)
Exchange of Series C
 preferred stock and
 redemption of Series D
 preferred stock (Notes
 5 and 7)...............     (128)         (6,240)                  (311)  (6,679)
Unrealized gains on cer-
 tain marketable equity
 investments at adoption
 of FAS 115.............                                205                   205
Shares issued pursuant
 to stock option and
 dividend reinvestment
 plans..................                4     116                             120
Other...................                2      51                    (44)       9
                            -----    ----  ------      ----      -------   ------
BALANCE AT DECEMBER 31,
 1993...................        1     378   2,537       205       (1,751)   1,370
Net loss................                                             (91)     (91)
Dividends on common
 stock--$.35 per share
 ($.09 per share per
 quarter effective for
 the second quarter of
 1994)..................                                            (133)    (133)
Dividends on Series B
 preferred stock--$9.28
 per share..............                        4                    (13)      (9)
Unrealized losses on
 certain marketable eq-
 uity investments.......                                (75)                  (75)
Shares issued pursuant
 to stock option and
 dividend reinvestment
 plans..................                1      53                              54
Other...................                       (6)                    38       32
                            -----    ----  ------      ----      -------   ------
BALANCE AT DECEMBER 31,
 1994...................    $   1    $379  $2,588      $130      $(1,950)  $1,148
                            =====    ====  ======      ====      =======   ======


See accompanying notes.

                                TIME WARNER INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF CONSOLIDATION AND ACCOUNTING FOR INVESTMENTS

  The consolidated financial statements include 100% of the assets, liabilities, revenues, expenses, income, loss and cash flows of Time Warner Inc. ("Time Warner" or the "Company") and all companies in which Time Warner has a controlling voting interest ("subsidiaries"), as if Time Warner and its subsidiaries were a single company. Significant intercompany accounts and transactions between the consolidated companies have been eliminated.

  Investments in companies in which Time Warner has significant influence but less than a controlling voting interest are accounted for using the equity method. Under the equity method, only Time Warner's investment in and amounts due to and from the equity investee are included in the consolidated balance sheet, only Time Warner's share of the investee's earnings is included in the consolidated operating results, and only the dividends, cash distributions, loans or other cash received from the investee, less any additional cash investment, loan repayments or other cash paid to the investee, are included in the consolidated cash flows.

  Prior to 1993, Time Warner's Entertainment Group companies ("Entertainment Group"), principally Time Warner Entertainment Company, L.P. ("TWE"), were consolidated. Due to changes in TWE's governance provisions at the time U S WEST, Inc. ("U S WEST") was admitted as an additional limited partner (Note 2), TWE and the other Entertainment Group companies were deconsolidated, effective as of January 1, 1993, and have since been accounted for using the equity method. The 1992 historical financial statements of Time Warner were not changed; accordingly, they include TWE and other Entertainment Group companies on a consolidated basis. However, financial statements for 1992 retroactively reflecting the deconsolidation of the Entertainment Group also are presented under the caption "restated" to facilitate comparative analysis.

  In accordance with Financial Accounting Standards Board ("FASB") Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities," investments in companies in which Time Warner does not have the controlling interest or an ownership and voting interest so large as to exert significant influence are accounted for at market value, if the investments are publicly traded and there are no resale restrictions, or at cost, if the sale of a publicly-traded investment is restricted or if the investment is not publicly traded. Unrealized gains and losses on investments accounted for at market value are reported net-of-tax in a separate component of shareholders' equity until the investment is sold, at which time the realized gain or loss is included in income. Dividends and other distributions of earnings from both market value and cost method investments are included in income when declared.

  Time Warner's $14 billion cost to acquire Warner Communications Inc. ("WCI") was allocated to the net assets acquired as of December 31, 1989 in accordance with the purchase method of accounting for business combinations. The acquisition was financed principally by $8.3 billion of long-term debt and $5.6 billion of Series C and Series D preferred stock ("old Series C and Series D preferred stock"), which was redeemed with or exchanged for debt in 1993 (Notes 5 and 7).

  The effect of changes in Time Warner's ownership interests resulting from the issuance of equity capital by consolidated subsidiaries or equity investees to unaffiliated parties is included in income. The effect of the four-for-one common stock split on September 10, 1992 has been reflected retroactively. Certain reclassifications have been made to the prior years' financial statements to conform to the 1994 presentation.

REVENUES AND COSTS

  The unearned portion of paid subscriptions is deferred until magazines are delivered to subscribers. Upon each delivery, a proportionate share of the gross subscription price is included in revenues.

                                TIME WARNER INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

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

INTANGIBLE ASSETS

  Intangible assets are recorded when the cost of acquired companies exceeds the fair value of their tangible assets. Generally accepted accounting principles require that all intangible assets be amortized over no more than a forty-year period. Amortization of goodwill amounted to $158 million, $148 million and $257 million ($142 million on a restated basis) in 1994, 1993 and 1992, respectively; amortization of music copyrights, artists' contracts and record catalogues amounted to $115 million, $113 million and $113 million; and amortization of other intangible assets amounted to $31 million, $31 million and $310 million ($8 million on a restated basis). Accumulated amortization of intangible assets at December 31, 1994 and 1993 amounted to $1.505 billion and $1.245 billion, respectively.

FOREIGN CURRENCY

  The financial position and operating results of substantially all foreign operations are consolidated using the local currency as the functional currency. Local currency assets and liabilities are translated at the rates of exchange on the balance sheet date, and local currency revenues and expenses are translated at average rates of exchange during the period. Resulting translation gains or losses, which have not been material, are included in accumulated deficit. Foreign currency transaction gains and losses, which have not been material, are included in operating results.

  Foreign exchange contracts are used primarily to hedge the risk that unremitted or future royalties and license fees owed to Time Warner or TWE domestic companies for the sale or anticipated sale of U.S. copyrighted products abroad may be adversely affected by changes in exchange rates. At December 31, 1994, Time Warner had contracts for the sale of $551 million and the purchase of $109 million of foreign currencies at fixed rates, primarily Japanese yen (25% of net contract value), French francs (19%), English pounds (17%), Canadian dollars (9%) and German marks (14%), compared to contracts for the sale of $653 million and the purchase of $80 million of foreign currencies at December 31, 1993. Unrealized gains or losses are recorded in income; accordingly, the carrying value of foreign exchange contracts approximates market value. Time Warner had $33 million and TWE had $20 million of net losses on foreign exchange contracts during 1994, which were or are expected to be offset by corresponding increases in the dollar value of foreign currency royalties and license fee payments that have been or are anticipated to be received from the sale of U.S. copyrighted products abroad. Time Warner reimburses or is reimbursed by TWE for contract gains and losses related to TWE's foreign currency exposure. Foreign currency contracts are placed with a number of major financial institutions in order to minimize credit risk.

INCOME TAXES

  Income taxes are provided using the liability method prescribed by FASB Statement No. 109, "Accounting for Income Taxes." Under the liability method, deferred income taxes reflect tax carryforwards and the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement and income tax purposes, as determined under enacted tax laws and rates. The financial effect of changes in tax laws or rates is accounted for in the period of enactment.

                                TIME WARNER INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

  Realization of the net operating loss and investment tax credit carryforwards, which were acquired in acquisitions, are accounted for as a reduction of goodwill.

  The principal operations of the Entertainment Group are conducted by partnerships. Income tax expense includes all income taxes related to Time Warner's allocable share of partnership income and its equity in the income tax expense of corporate subsidiaries of the partnerships.

INTEREST RATE SWAP CONTRACTS

  Interest rate swap contracts are used to adjust the proportion of total debt that is subject to changes in short-term interest rates and the proportion that is subject to fixed rates. Under interest rate swap contracts, the Company either agrees to pay an amount equal to a specified floating-rate of interest times a notional principal amount, and to receive in return an amount equal to a specified fixed-rate of interest times the same notional principal amount or, vice versa, to receive a floating-rate amount and to pay a fixed-rate amount. The notional amounts of the contracts are not exchanged. No other cash payments are made unless the contract is terminated prior to maturity, in which case the amount paid or received in settlement is equal to the present value, at current rates of interest, of the remaining obligations to exchange payments under the terms of the contract. Interest rate swap contracts are entered into with a number of major financial institutions in order to minimize credit risk.

  The net amounts paid or payable, or received or receivable, through the end of the accounting period are included in interest expense. Gains or losses on the termination of contracts are deferred and amortized to income over the remaining average life of the terminated contracts.

TREASURY STOCK

  The purchase of Time Warner common and other capital stock by Time Warner or its subsidiaries is accounted for as if the stock had been retired and is no longer outstanding.

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

2.ENTERTAINMENT GROUP

  Time Warner's investment in and amounts due to and from the Entertainment Group at December 31, 1994 and 1993 consist of the following:

                                                                 DECEMBER 31,
                                                                 --------------
                                                                  1994    1993
                                                                 ------  ------
                                                                  (MILLIONS)
Investment in TWE..............................................  $5,284  $5,085
Income tax and stock option related distributions due from TWE.     423     547
Credit agreement debt due to TWE...............................    (400)     --
Other liabilities due to TWE, principally related to home video
 distribution..................................................    (266)   (257)
                                                                 ------  ------
Investment in and amounts due to and from TWE..................   5,041   5,375
Investment in other Entertainment Group companies..............     309     252
                                                                 ------  ------
Total..........................................................  $5,350  $5,627
                                                                 ======  ======

                                TIME WARNER INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

  TWE is a Delaware limited partnership that was capitalized on June 30, 1992 to own and operate substantially all of the Filmed Entertainment, Programming-HBO and Cable businesses previously owned by subsidiaries of Time Warner. The Time Warner subsidiaries are the general partners ("Time Warner General Partners") and subsidiaries of U S WEST, ITOCHU Corporation ("ITOCHU") and Toshiba Corporation ("Toshiba") are the limited partners. The Time Warner General Partners contributed the assets and liabilities or the rights to the cash flow of substantially all of Time Warner's Filmed Entertainment, Programming-HBO and Cable businesses at the initial capitalization of TWE, and ITOCHU and Toshiba each contributed $500 million of cash. On September 15, 1993, U S WEST contributed $1.532 billion of cash and a $1.021 billion 4.4% note ("U S WEST Note") for its interests. The initial capital amounts assigned to each partner were based on the fair value of the assets each contributed to the partnership and have the following priority in the event of liquidation or dissolution:

                                                      INITIAL      % OWNED BY
                                                      CAPITAL     TIME WARNER
PRIORITY OF CONTRIBUTED CAPITAL                      AMOUNTS(A) GENERAL PARTNERS
-------------------------------                      ---------- ----------------
                                                     (BILLIONS)
Senior capital......................................    $1.4        100.00%
Pro rata priority capital...........................     5.6         63.27%
Junior priority capital.............................     2.6        100.00%
Residual equity capital.............................     3.3         63.27%

--------
(a) Excludes partnership income or loss (to the extent earned) allocated thereto.

  Under the TWE partnership agreement, partnership income, to the extent earned, is first allocated to the partners so that the economic burden of the income tax consequences of partnership operations is borne as though the partnership were taxed as a corporation ("special tax allocations"), then to the senior, pro rata priority and junior priority capital interests, in order of priority, at rates of return ranging from 8% to 13.25% per annum, and finally to the residual equity interests. For the purpose of the foregoing allocations, partnership income is based on the fair value of assets contributed to the partnership, and differs from net income of TWE, which is based on the historical cost of contributed assets. Partnership losses generally are allocated first to eliminate prior allocations of partnership income to, and then to reduce the initial capital amounts of, the residual equity, junior priority capital and pro rata priority capital interests, in that order, then to reduce the Time Warner General Partners' senior capital, including partnership income allocated thereto, and finally to reduce any special tax allocations. To the extent partnership income is insufficient to satisfy all special allocations in a particular accounting period, the unearned portion is carried over until satisfied out of future partnership income.

  The senior capital owned by the Time Warner General Partners and partnership income allocated thereto is required to be distributed in three annual installments beginning July 1, 1997; earlier distributions may be made under certain circumstances. The junior priority capital owned by the Time Warner General Partners may be increased if certain performance targets are achieved between 1992 and 2001.

  TWE reported net income of $161 million, $198 million and $160 million in 1994, 1993 and 1992, respectively, no portion of which was allocated to the limited partners. Time Warner did not recognize a gain when TWE was capitalized. TWE recorded the assets contributed by the Time Warner General Partners at Time Warner's historical cost. The excess of the Time Warner General Partners' interest in the net assets of TWE over the net book value of their investment in TWE is being amortized to income over a twenty year period at the rate of $17 million per year prior to the admission of U S WEST, and $72 million per year thereafter.

  U S WEST has an option to obtain up to an additional 6.33% of pro rata priority capital and residual equity interests, depending on cable operating performance. The option is exercisable between January 1, 1999

                                TIME WARNER INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

and on or about May 31, 2005 at a maximum exercise price of $1.25 billion to $1.8 billion, depending on the year of exercise. Either U S WEST or TWE may elect that the exercise price be paid with partnership interests rather than cash. Each of ITOCHU and Toshiba have options to obtain up to an additional .64% of pro rata priority capital and residual equity interests in certain circumstances, payable in cash.

  Each Time Warner General Partner has guaranteed a pro rata portion of $7 billion of TWE's debt and accrued interest at December 31, 1994, based on the relative fair value of the net assets each Time Warner General Partner contributed to TWE. Such indebtedness is recourse to each Time Warner General Partner only to the extent of its guarantee. In addition to their interests in TWE and the other Entertainment Group companies, the assets of the Time Warner General Partners include the equivalent of 29.6 million common shares of Turner Broadcasting System, Inc., 12.1 million common shares of Hasbro, Inc., 43.7 million common shares of Time Warner, and substantially all the assets of Time Warner's music business. There are no restrictions on the ability of the Time Warner General Partner guarantors to transfer assets, other than TWE assets, to parties that are not guarantors.

  The summarized financial information for the Entertainment Group set forth below reflects the consolidation of Six Flags Entertainment Corporation ("Six Flags") as of January 1, 1993 as a result of the increase in TWE's ownership from 50% to 100% in September 1993. The 1992 historical financial information has not been changed; however, financial information for 1992 retroactively reflecting the consolidation is presented as supplementary information under the column heading "restated" to facilitate comparative analysis.

TIME WARNER ENTERTAINMENT GROUP

                                                  YEARS ENDED DECEMBER 31,
                                               --------------------------------
                                                                RESTATED
                                                1994     1993     1992    1992
                                               -------  ------  -------- ------
                                                         (MILLIONS)
OPERATING STATEMENT INFORMATION
Revenues...................................... $ 8,509  $7,963   $7,251  $6,761
Depreciation and amortization.................     959     909      857     788
Business segment operating income.............     852     905      855     814
Interest and other, net.......................     616     564      569     531
Income before income taxes....................     176     281      226     223
Income before extraordinary item..............     136     217      173     173
Net income....................................     136     207      173     173
                                                  YEARS ENDED DECEMBER 31,
                                               --------------------------------
                                                                RESTATED
                                                1994     1993     1992    1992
                                               -------  ------  -------- ------
                                                         (MILLIONS)
CASH FLOW INFORMATION
Cash provided by operations................... $ 1,341  $1,276   $  864  $  781
Capital expenditures..........................  (1,235)   (613)    (423)   (402)
Investments and acquisitions..................    (186)   (368)    (383)   (279)
Loan to Time Warner...........................    (400)     --       --      --
Increase (decrease) in debt...................      48    (659)    (791)   (837)
Capital contributions.........................     234   1,548    1,012   1,012
Capital distributions.........................    (120)    (20)    (183)   (183)
Increase (decrease) in cash and equivalents...    (267)  1,302       24      13

                                TIME WARNER INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                                                                 DECEMBER 31,
                                                                ---------------
                                                                 1994    1993
                                                                ------- -------
                                                                  (MILLIONS)
BALANCE SHEET INFORMATION
Cash and equivalents........................................... $ 1,071 $ 1,338
Total current assets...........................................   3,571   3,766
Total assets...................................................  18,992  18,202
Total current liabilities......................................   2,953   2,301
Long-term debt.................................................   7,160   7,125
Time Warner General Partners' senior capital, consisting of
 $1.364 billion initial capital amount plus accrued income.....   1,663   1,536
TWE partners' capital, before deduction of the U S WEST Note...   7,004   7,005
U S WEST Note..................................................     771   1,005

  The assets and cash flows of TWE are restricted by the TWE partnership and credit agreements and are unavailable for use by the partners except through the payment of certain fees, reimbursements, cash distributions and loans, which are subject to limitations. The Time Warner General Partners received $115 million of tax-related distributions from TWE in 1994. There was an additional $334 million of such distributions due from TWE at December 31, 1994, compared to $276 million at December 31, 1993. The Time Warner General Partners also had accrued $89 million and $271 million, respectively, of stock option related distributions due from TWE at December 31, 1994 and December 31, 1993, respectively, based on closing prices of Time Warner common stock of $35.125 and $44.25, respectively. Time Warner is paid when the options are exercised and received $5 million and $20 million of stock option distributions in 1994 and 1993, respectively. In addition to the tax, stock option and Time Warner General Partners' senior capital distributions, TWE may make other distributions, generally depending on excess cash and credit agreement limitations. The Time Warner General Partners' full share of such distributions may be deferred if the limited partners do not receive certain threshold amounts by certain dates.

  In the normal course of conducting their businesses, Time Warner and its subsidiaries and affiliates have had various transactions with TWE and other Entertainment Group companies, generally on terms resulting from a negotiation between the affected units that in management's view results in reasonable allocations. Time Warner provides TWE with certain corporate support services for which it receives a fee of $60 million per year through June 30, 1995, and increasing annual amounts as adjusted for inflation thereafter.

3. CABLE TRANSACTIONS

  In September 1994, Time Warner agreed to acquire Summit Communications Group, Inc. ("Summit"), which owns cable television systems serving 162,000 subscribers, in exchange for 900,000 shares of Time Warner common stock and 3.2 million shares of a new Time Warner convertible preferred stock ("new Series C preferred stock") having a liquidation value of $100 per share. The new Series C preferred stock will be convertible into 6.7 million shares of Time Warner common stock at an effective price of $48 of liquidation value per common share, receive an annual dividend of $3.75 per share for five years, and be redeemable at liquidation value plus unpaid dividends after five years, or exchangeable in part for common stock by the holder beginning after the third year and by Time Warner after the fourth year at the stated conversion price plus a declining premium in years four and five and no premium thereafter. The Time Warner consideration is subject to adjustment after closing based on the working capital of Summit at closing.

  In September 1994, TWE agreed to form a cable television joint venture with subsidiaries of Advance Publications, Inc. and Newhouse Broadcasting Corporation ("Advance/Newhouse") to which

                                TIME WARNER INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

Advance/Newhouse will contribute cable television systems serving 1.4 million subscribers and related assets and TWE will contribute cable television systems (or interests therein) serving 2.8 million subscribers and related assets. TWE will own a two-thirds equity interest in the TWE-Advance/Newhouse Partnership and be the managing partner. Advance/Newhouse will own a one-third equity interest in the partnership. Advance/Newhouse can require TWE to purchase its equity interest for fair market value at specified intervals following the death of both of its principal shareholders. Beginning in the third year, either partner can initiate a dissolution in which TWE would receive two-thirds and Advance/Newhouse would receive one-third of the partnership's net assets.

  In January 1995, Time Warner agreed to acquire KBLCOM Incorporated ("KBLCOM"), a subsidiary of Houston Industries Incorporated that owns cable television systems serving approximately 690,000 subscribers and a 50% interest in Paragon Communications ("Paragon"), which serves an additional 967,000 cable subscribers. TWE owns the other 50% interest in Paragon. To acquire KBLCOM, Time Warner will issue 1 million shares of common stock and 11 million shares of a new convertible preferred stock ("new Series D preferred stock") and assume or incur $1.24 billion of indebtedness. The new Series D preferred stock will have a liquidation value of $100 per share, be convertible into 22.9 million shares of Time Warner common stock at an effective price of $48 of liquidation value per common share, and receive an annual dividend of $3.75 per share for four years. Time Warner will have the right to exchange the new Series D preferred stock for common stock at the stated conversion price after four years.

  In February 1995, Time Warner agreed to acquire Cablevision Industries Corporation ("CVI") and related companies that own cable television systems serving 1.3 million subscribers. To acquire CVI and related companies, Time Warner will issue 2.5 million shares of common stock and 6.5 million shares of new convertible preferred stocks (3.25 million shares of "Series E preferred stock" and 3.25 million shares of "Series F preferred stock") and assume approximately $2 billion of debt of CVI and related companies. The Series E and F preferred stocks will have a liquidation value of $100 per share, be convertible into 13.5 million shares of Time Warner common stock at an effective price of $48 of liquidation value per common share, and receive an annual dividend of $3.75 per share for a period of five years with respect to the Series E preferred stock and a period of four years with respect to the Series F preferred stock. Time Warner will have the right to exchange the Series E preferred stock for common stock at the stated conversion price after five years and to exchange the Series F preferred stock for common stock at the stated conversion price after four years. The amount of common stock and Series F preferred stock to be issued will be adjusted if the level of indebtedness, negative working capital and related items at the closing differ from approximately $2 billion.

  To the extent that any of the new Series C, D, E or F preferred stocks remain outstanding following the end of the period in which the $3.75 per share dividend is to be paid, holders will receive a dividend equal to the common dividend declared times the number of common shares into which their preferred shares are convertible. While they are outstanding, each of the Series C, D, E and F preferred stocks will be entitled to vote with the common stock on all matters on which the common stock is entitled to vote, and each share of any such preferred stock will be entitled to two votes per share on any such matter.

  The Summit and Advance/Newhouse transactions are expected to close in the first half of 1995. The KBLCOM and CVI transactions are expected to close later in the year. All transactions are subject to customary closing conditions, including the receipt of certain franchise and regulatory approvals.

                               TIME WARNER INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

4.OTHER INVESTMENTS

  Time Warner's other investments consist of:

                                                                  DECEMBER 31,
                                                                  -------------
                                                                   1994   1993
                                                                  ------ ------
                                                                   (MILLIONS)
Equity method investments........................................ $  985 $  798
Market value method investments(/1/).............................    435    553
Cost method investments..........................................    135    262
                                                                  ------ ------
Total............................................................ $1,555 $1,613
                                                                  ====== ======

--------
(1) Unrestricted marketable equity securities not accounted for using the equity method are stated at market value. Such amounts include the market value of 12.058 million shares of common stock of Hasbro, Inc., which can be used, at Time Warner's option, to satisfy its obligations with respect to the zero coupon exchangeable notes due 2012 (Note 5).

  In addition to TWE and its equity investees, companies accounted for using the equity method include Turner Broadcasting System, Inc. ("TBS") (19.6% owned); Cinamerica Theatres, L.P. (50% owned) and The Columbia House Company partnerships (50% owned) and other music joint ventures (generally 50% owned). Equity investees of TWE include Paragon Communications (50% owned), certain other cable system joint ventures (generally 50% owned) and Comedy Partners, L.P. (50% owned).

  A summary of financial information as reported by the equity investees of Time Warner and TWE on a 100% basis is set forth below:

                                                    YEARS ENDED DECEMBER 31,
                                                  ------------------------------
                                                                 RESTATED
                                                   1994   1993     1992    1992
                                                  ------ ------  -------- ------
                                                           (MILLIONS)
Revenues........................................  $4,444 $3,363   $3,020  $4,102
Operating income................................     584    450      433     555
Income before extraordinary items and cumulative
 effect of a change in accounting principle.....     281    201      162     168
Net income (loss)...............................     256   (135)     207     212
Current assets..................................   2,113  1,586    1,257   1,473
Total assets....................................   5,194  4,111    3,277   5,421
Current liabilities.............................   1,136    755      589     951
Long-term debt..................................   3,730  2,606    1,794   3,022
Total liabilities...............................   5,423  3,992    2,606   4,376

  The market value and cost of Time Warner's investment in TBS at December 31, 1994 was $900 million and $527 million, respectively. The sale, transfer or other disposition of substantially all of the shares of TBS capital stock is restricted pursuant to shareholder agreements. The TBS securities also may be considered restricted securities under the Securities Act of 1933 and, if so, could only be sold pursuant to an effective registration statement or in a transaction exempt from the registration requirements of the Securities Act of 1933.

                                TIME WARNER INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

5. LONG-TERM DEBT

  Long-term debt consists of:

                                                                  DECEMBER 31,
                                                                  --------------
                                                                   1994    1993
                                                                  ------  ------
                                                                   (MILLIONS)
9.5% Notes due November 1, 1994(/1/)............................  $   --  $  125
5.2% Notes due April 15, 1994(/1/)..............................      --     250
6.05% Notes due July 1, 1995....................................      --     300
7.45% Notes due February 1, 1998................................     500     500
7.95% Notes due February 1, 2000................................     500     500
Redeemable reset notes due August 15, 2002 (8.7% yield).........   1,719   1,572
Zero coupon exchangeable notes due December 17, 2012 (6.25%
 yield).........................................................     547     514
Zero coupon convertible notes due June 22, 2013 (5% yield)......     970     923
9.125% Debentures due January 15, 2013..........................   1,000   1,000
8.75% Convertible subordinated debentures due January 10, 2015..   2,226   2,226
8.75% Debentures due April 1, 2017..............................     248     248
9.15% Debentures due February 1, 2023...........................   1,000   1,000
Credit agreement debt due to TWE (6.7% interest rate)...........     400      --
Other...........................................................     129     133
                                                                  ------  ------
Subtotal........................................................   9,239   9,291
Reclassification of debt due to TWE to amounts due to the Enter-
 tainment Group.................................................    (400)     --
                                                                  ------  ------
Total...........................................................  $8,839  $9,291
                                                                  ======  ======

--------
(1) Classified as long-term in 1993 because of the intent and ability to refinance under Time Warner's credit agreement with TWE.

  Time Warner and TWE entered into a credit agreement in 1994 that allows Time Warner to borrow up to $400 million from TWE through September 15, 2000. Outstanding borrowings from TWE bear interest at LIBOR plus 1% per annum. Time Warner borrowed $400 million in 1994 under the credit agreement, and used the proceeds principally to repay its 9.5% notes due November 1, 1994 and its 5.2% notes due April 15, 1994. Under TWE's bank credit agreement, TWE's loans to Time Warner cannot exceed $1.1 billion at December 31, 1994, increasing to no more than $1.5 billion on July 1, 1995.

  The redeemable reset notes due August 15, 2002 do not pay interest for periods prior to August 15, 1995, the first redemption date, at which time an interest rate will be set. The interest rate will be reset on August 15, 1998, the second redemption date. The notes are redeemable at par on each redemption date, payable in any combination of cash and debt securities, if Time Warner elects to redeem the notes, or in any combination of cash or equity or debt securities of Time Warner or any other entity, as Time Warner will determine, if the holders elect to have the notes redeemed. Unamortized discount was $82 million and $229 million at December 31, 1994 and 1993, respectively.

  The zero coupon notes do not pay interest until maturity. The zero coupon exchangeable notes due December 17, 2012 are exchangeable at any time by the holder into 7.301 shares of common stock of Hasbro, Inc. ("Hasbro shares") per $1,000 principal amount, subject to Time Warner's right to pay in whole or in part with cash instead of Hasbro shares. Time Warner can elect to redeem the notes any time after December 17, 1997, and holders can elect to have the notes redeemed prior thereto in the event of a change of control, at the issue price plus accrued interest. Holders also can elect to have the notes redeemed at the issue price plus accrued interest on December 17, 1997, 2002 and 2007, subject to Time Warner's right to pay in whole or in part with Hasbro shares instead of cash. Unamortized discount was $1.104 billion and $1.137 billion at December 31, 1994 and 1993, respectively.

                                TIME WARNER INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

  The zero coupon convertible notes due June 22, 2013 are convertible at any time by the holders into 18.7 million shares of Time Warner common stock at the rate of 7.759 shares for each $1,000 principal amount of notes. Time Warner can elect to redeem the notes any time after June 22, 1998, and holders can elect to have the notes redeemed prior thereto in the event of a change in control, at the issue price plus accrued interest. Holders also can elect to have the notes redeemed at the issue price plus accrued interest on June 22, 1998, 2003 and 2008, subject to Time Warner's right to pay in whole or in part with Time Warner common stock instead of cash. Unamortized discount was $1.445 billion and $1.492 billion at December 31, 1994 and 1993, respectively.

  $3.125 billion of 8.75% convertible subordinated debentures due January 10, 2015 were issued in exchange for the old Series C preferred stock in April 1993 (Note 7). $900 million of such debentures were redeemed in July 1993. The $2.226 billion of 8.75% convertible subordinated debentures outstanding at December 31, 1994 are convertible into 46.6 million shares of Time Warner common stock at the rate of $47.73 principal amount of indebtedness per common share and are redeemable at any time, in whole or in part, at Time Warner's option, at 104.375% of par until January 9, 1996, decreasing ratably each year thereafter to 100% of par on January 10, 2000.

  An after-tax cost of $57 million was incurred in connection with the redemption of debt in 1993, principally the redemption of $900 million of 8.75% convertible subordinated debentures and $529 million of WCI senior and subordinated debentures.

  Each Time Warner General Partner has guaranteed a pro rata portion of $7 billion of TWE's debt and accrued interest at December 31, 1994, as more fully described in Note 2. TWE's credit agreement contains certain restrictive covenants relating to, among other things, additional indebtedness; cash flow coverage and leverage ratios; and loans, advances, distributions or other cash payments or transfers of assets to Time Warner and its subsidiaries.

  At December 31, 1994, Time Warner had interest rate swap contracts to pay floating-rates of interest (average six-month LIBOR rate of 5.9%) and receive fixed-rates of interest (average rate of 5.5%) on $2.9 billion notional amount of indebtedness, effectively converting approximately 32% of Time Warner's underlying debt, substantially all of which is fixed-rate, to a floating-rate basis. The notional amount of outstanding contracts by year of maturity is as follows: 1995-$300 million; 1996-$300 million; 1998-$700 million; 1999-$1.2 billion; and 2000-$400 million.

  Based on the level of interest rates prevailing at December 31, 1994, the fair value of Time Warner's fixed-rate debt was $572 million less than its carrying value and it would have cost $236 million to terminate the related interest rate swap contracts, which combined is the equivalent of an unrealized gain of $336 million. Based on the level of interest rates prevailing at December 31, 1993, the fair value of Time Warner's fixed-rate debt exceeded its carrying value by $530 million and the Company would have received $4 million to terminate its interest rate swap contracts, which combined was the equivalent of an unrealized loss of $526 million. Accounting recognition is not given to unrealized gains or losses on debt or interest rate swap contracts unless the debt is retired or the contracts are terminated prior to their maturity.

  Interest expense amounted to $769 million in 1994, $698 million in 1993 and $729 million in 1992 ($287 million on a restated basis, which was before the old Series C and D preferred stocks were redeemed with or exchanged for long-term debt). The weighted average interest rate on Time Warner's total debt, including the effect of interest rate swap contracts, was 8.1% and 7.6% at December 31, 1994 and 1993, respectively.

  Annual repayments of long-term debt for the five years subsequent to December 31, 1994 consist of $500 million due in 1998. Such repayments exclude the aggregate repurchase or redemption prices of $1.801 billion in 1995, $656 million in 1997 and $1.151 billion in 1998 relating to the redeemable reset notes, zero coupon exchangeable notes and zero coupon convertible notes, respectively, in the years in which the holders of such debt may first exercise their redemption options.

                               TIME WARNER INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

6.  INCOME TAXES

  Domestic and foreign pretax income (loss) are as follows:

                                                       YEARS ENDED DECEMBER
                                                                31,
                                                      -------------------------
                                                                  RESTATED
                                                      1994  1993    1992   1992
                                                      ----  ----  -------- ----
                                                            (MILLIONS)
Domestic............................................. $(78) $(57)   $ 83   $ 80
Foreign..............................................  167   138     240    240
                                                      ----  ----    ----   ----
Total................................................ $ 89  $ 81    $323   $320
                                                      ====  ====    ====   ====

  Current and deferred income taxes (tax benefits) provided are as follows:

                                                       YEARS ENDED DECEMBER
                                                                31,
                                                      -------------------------
                                                                  RESTATED
                                                      1994  1993    1992   1992
                                                      ----  ----  -------- ----
                                                            (MILLIONS)
Federal:
  Current(/1/)....................................... $ 66  $ 45    $  9   $  9
  Deferred(/2/)......................................  (81)   11      24     21
Foreign:
  Current(/3/).......................................  194   168     159    159
  Deferred...........................................  (45)  (11)     14     14
State and Local:
  Current............................................   79    86      45     45
  Deferred...........................................  (33)  (54)    (14)   (14)
                                                      ----  ----    ----   ----
Total................................................ $180  $245    $237   $234
                                                      ====  ====    ====   ====

--------
(1) Includes utilization of tax carryforwards of $48 million in 1994, $136 million in 1993 and $15 million in 1992. Excludes current tax benefits of $11 million in 1994 and $14 million in 1993 resulting from the exercise of stock options and vesting of restricted stock awards, which were credited directly to paid-in-capital, and $6 million of current tax benefits resulting from the retirement of debt, which reduced the extraordinary loss in 1993.
(2) Includes $70 million unusual charge in 1993 to increase deferred tax liability for increase in tax rate.
(3) Includes foreign withholding taxes of $74 million in 1994, $79 million in 1993 and $57 million in 1992.

  The differences between income taxes expected at the U.S. federal statutory income tax rate and income taxes provided are as set forth below. The relationship between income before income taxes and income tax expense is most affected by the amortization of goodwill and certain other financial statement expenses that are not deductible for income tax purposes and by a $70 million charge ($.19 per common share) in 1993 to adjust the deferred income tax liability for the increase in the U.S. federal statutory rate from 34% to 35% enacted into law that year.

                                                          YEARS ENDED DECEMBER
                                                                   31,
                                                         -----------------------
                                                                   RESTATED
                                                         1994 1993   1992   1992
                                                         ---- ---- -------- ----
                                                               (MILLIONS)
Taxes on income at U.S. federal statutory rate.......... $ 31 $ 28   $110   $109
State and local taxes, net..............................   30   21     20     20
Nondeductible expenses..................................  107  107     92     90
Charge to increase deferred tax liability
 for increase in tax rate...............................   --   70     --     --
Foreign income taxed at different
 rates, net of U.S. foreign tax credits.................    1   13     14     14
Other...................................................   11    6      1      1
                                                         ---- ----   ----   ----
Total................................................... $180 $245   $237   $234
                                                         ==== ====   ====   ====

                                TIME WARNER INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

  Significant components of Time Warner's net deferred tax liabilities are as follows:

                                                                  DECEMBER 31,
                                                                  -------------
                                                                   1994   1993
                                                                  ------ ------
                                                                   (MILLIONS)
Assets acquired in business combinations......................... $2,276 $2,146
Depreciation and amortization....................................    619  1,026
Unrealized appreciation of certain marketable securities.........     91    142
Other............................................................    460    460
                                                                  ------ ------
Deferred tax liabilities.........................................  3,446  3,774
                                                                  ------ ------
Tax carryforwards................................................    264    312
Accrued liabilities..............................................    206    137
Reserves for doubtful receivables and returns....................    200    160
Other............................................................     76    167
                                                                  ------ ------
Deferred tax assets..............................................    746    776
                                                                  ------ ------
Net deferred tax liabilities..................................... $2,700 $2,998
                                                                  ====== ======

  U.S. income and foreign withholding taxes have not been recorded on permanently reinvested earnings of foreign subsidiaries aggregating approximately $700 million at December 31, 1994. Determination of the amount of unrecognized deferred U.S. income tax liability with respect to such earnings is not practicable. If such earnings are repatriated, additional U.S. income and foreign withholding taxes are expected to be offset by the accompanying foreign tax credits.

  U.S. federal tax carryforwards at December 31, 1994 consisted of $39 million of net operating losses that expire from 1997 to 2008, $224 million of investment tax credits that expire from 1996 to 2008, and $26 million of alternative minimum tax credits that have no expiration dates. The utilization of certain carryforwards is subject to limitations under U.S. federal income tax laws.


7.CAPITAL STOCK

  The outstanding capital stock of Time Warner at December 31, 1994 consisted of 962,068 shares of Series B preferred stock and 379.3 million shares of common stock (net of 45.7 million shares of common stock in treasury, as to which 43.7 million were held by the Time Warner General Partners). At January 31, 1995, there were approximately 19,000 holders of record of Time Warner common stock.

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

  Each share of Series B preferred stock is: (1) entitled to a liquidation preference of $145, (2) entitled to earn dividends at a rate of 6.4% per annum of its $145 liquidation value through May 31, 1995 and at a rate of 3% per annum thereafter, payable quarterly in cash, (3) not entitled to vote, except in certain circumstances, and (4) redeemable, in whole or in part, (a) by Time Warner prior to May 31, 1995 in exchange for shares or fractional shares of any class or series of publicly-traded Time Warner stock ("Public Stock") equal in value to the liquidation value of the Series B stock and (b) by Time Warner or the holder on or after May 31, 1995 in exchange for, at Time Warner's option, cash or shares or fractional shares of Public Stock equal in value to the liquidation value of the Series B stock plus a premium of 2% of liquidation value for each year after May 31, 1995 to the redemption date.

                                TIME WARNER INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

  In 1993, Time Warner redeemed its old Series D preferred stock for cash and exchanged its old Series C preferred stock for 8.75% convertible subordinated debentures due January 10, 2015. The old Series D redemption was financed principally by the proceeds from the issuance of long-term notes and debentures.

  At December 31, 1994, Time Warner had reserved 143.8 million shares of common stock for the conversion of the 8.75% convertible subordinated debentures, zero coupon convertible notes and other convertible securities, and for the exercise of outstanding options to purchase shares of common stock. Approximately 43 million additional shares will be reserved for the conversion of the new Series C, D, E and F preferred stocks issuable in the cable acquisitons that are expected to close in 1995 (Note 3).

8. STOCK OPTION PLANS

  Options to purchase Time Warner common stock under various stock option plans have been granted to employees of Time Warner and TWE, generally at fair market value at the date of grant. Generally, the options become exercisable over a three-year vesting period and expire ten years from the date of grant. A summary of stock option activity under all plans is as follows:

                                                        THOUSANDS EXERCISE PRICE
                                                        OF SHARES   PER SHARE
                                                        --------- --------------
      Balance at December 31, 1993.....................  72,954       $ 8-48
      Granted..........................................   6,071        32-41
      Exercised........................................  (1,262)        8-36
      Cancelled........................................    (152)       22-45
                                                         ------
      Balance at December 31, 1994.....................  77,611       $ 8-48
                                                         ======
      At December 31, 1994:
        Exercisable....................................  63,106
        Available for future grants....................   8,849

  For options granted to employees of TWE, Time Warner is reimbursed for the amount by which the market value of Time Warner common stock on the exercise date exceeds the exercise price, or the greater of the exercise price or $27.75 for options granted prior to the TWE capitalization. There were 30.2 million options held by employees of TWE at December 31, 1994, 21.3 million of which were exercisable (Note 2).

  There were 4.8 million options exercised in 1993 at prices ranging from $8- $36 per share, 933,000 options exercised in 1992 at prices ranging from $8-$28 per share, and 57.7 million options exercisable and 4.4 million options available for grant at December 31, 1993.

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

  Pension expense included the following:

                                                  YEARS ENDED DECEMBER 31,
                                             -----------------------------------
                                                               RESTATED
                                               1994     1993     1992     1992
                                             -------- -------- -------- --------
                                                         (MILLIONS)
Service cost................................   $34      $25      $24      $37
Interest cost...............................    50       45       42       54
Actual return on plan assets................    (2)     (52)     (34)     (44)
Net amortization and deferral...............   (45)      10       (9)     (13)
                                               ---      ---      ---      ---
Total.......................................   $37      $28      $23      $34
                                               ===      ===      ===      ===

                                TIME WARNER INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

  The status of funded pension plans is as follows:
                                                                    DECEMBER
                                                                       31,
                                                                   ------------
                                                                   1994   1993
                                                                   -----  -----
                                                                   (MILLIONS)
Accumulated benefit obligation (89% vested)....................... $ 394  $ 450
Effect of future salary increases.................................   132    134
                                                                   -----  -----
Projected benefit obligation......................................   526    584
Plan assets at fair value.........................................   495    505
                                                                   -----  -----
Projected benefit obligation in excess of plan assets.............   (31)   (79)
Unamortized actuarial losses......................................    49    120
Unamortized plan changes..........................................    (7)    (8)
Other.............................................................    (8)    (9)
                                                                   -----  -----
Prepaid pension asset............................................. $   3  $  24
                                                                   =====  =====

  The following assumptions were used in accounting for pension plans:

                                                                  1994 1993 1992
                                                                  ---- ---- ----
Weighted average discount rate................................... 8.5% 7.5% 8.5%
Return on plan assets............................................   9%   9%  10%
Rate of increase in compensation.................................   6%   6%   6%

  Employees of Time Warner's operations in foreign countries participate to varying degrees in local pension plans, which in the aggregate are not significant.

  Time Warner also has an employee stock ownership plan, 401(k) savings plans and profit sharing plans, as to which the expense was $51 million in 1994, $46 million in 1993 and $57 million ($41 million on a restated basis) in 1992. Contributions to the 401(k) plans are based upon a percentage of the employees' elected contributions. Contributions to the employee stock ownership and profit sharing plans are determined by management and approved by the board of directors of the participating companies.

10. SEGMENT INFORMATION

  Information as to the operations of Time Warner and the Entertainment Group in different business segments is set forth below:

                                                  YEARS ENDED DECEMBER 31,
                                               --------------------------------
                                                               RESTATED
                                                1994    1993     1992    1992
                                               ------  ------  -------- -------
                                                         (MILLIONS)
REVENUES
Time Warner:
Publishing.................................... $3,433  $3,270   $3,123  $ 3,123
Music.........................................  3,986   3,334    3,214    3,214
Entertainment Group...........................     --      --       --    6,761
Intersegment elimination......................    (23)    (23)     (28)     (28)
                                               ------  ------   ------  -------
Total......................................... $7,396  $6,581   $6,309  $13,070
                                               ======  ======   ======  =======
Entertainment Group:
Filmed Entertainment.......................... $5,041  $4,565   $3,945  $ 3,455
Programming-HBO...............................  1,513   1,441    1,444    1,444
Cable.........................................  2,242   2,208    2,091    2,091
Intersegment elimination......................   (287)   (251)    (229)    (229)
                                               ------  ------   ------  -------
Total......................................... $8,509  $7,963   $7,251  $ 6,761
                                               ======  ======   ======  =======

                                TIME WARNER INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                                                      YEARS ENDED DECEMBER 31,
                                                      -------------------------
                                                                RESTATED
                                                      1994 1993   1992    1992
                                                      ---- ---- -------- ------
                                                             (MILLIONS)
OPERATING INCOME
Time Warner:
Publishing........................................... $347 $295   $254   $  254
Music................................................  366  296    275      275
Entertainment Group..................................   --   --     --      814
                                                      ---- ----   ----   ------
Total................................................ $713 $591   $529   $1,343
                                                      ==== ====   ====   ======
Entertainment Group:
Filmed Entertainment................................. $275 $286   $254   $  213
Programming-HBO......................................  237  213    201      201
Cable................................................  340  406    400      400
                                                      ---- ----   ----   ------
Total................................................ $852 $905   $855   $  814
                                                      ==== ====   ====   ======
                                                      YEARS ENDED DECEMBER 31,
                                                      -------------------------
                                                                RESTATED
                                                      1994 1993   1992    1992
                                                      ---- ---- -------- ------
                                                             (MILLIONS)
DEPRECIATION OF PROPERTY, PLANT AND EQUIPMENT
Time Warner:
Publishing........................................... $ 47 $ 45   $ 42   $   42
Music................................................   86   87     79       79
Entertainment Group..................................   --   --     --      371
                                                      ---- ----   ----   ------
Total................................................ $133 $132   $121   $  492
                                                      ==== ====   ====   ======
Entertainment Group:
Filmed Entertainment................................. $127 $ 92   $ 81   $   42
Programming-HBO......................................   14   14     13       13
Cable................................................  340  327    316      316
                                                      ---- ----   ----   ------
Total................................................ $481 $433   $410   $  371
                                                      ==== ====   ====   ======
                                                      YEARS ENDED DECEMBER 31,
                                                      -------------------------
                                                                RESTATED
                                                      1994 1993   1992    1992
                                                      ---- ---- -------- ------
                                                             (MILLIONS)
AMORTIZATION OF INTANGIBLE ASSETS(/1/)
Time Warner:
Publishing........................................... $ 36 $ 32   $ 32   $   32
Music................................................  268  260    231      231
Entertainment Group..................................   --   --     --      417
                                                      ---- ----   ----   ------
Total................................................ $304 $292   $263   $  680
                                                      ==== ====   ====   ======
Entertainment Group:
Filmed Entertainment................................. $163 $171   $185   $  155
Programming-HBO......................................    6    3      1        1
Cable................................................  309  302    261      261
                                                      ---- ----   ----   ------
Total................................................ $478 $476   $447   $  417
                                                      ==== ====   ====   ======

--------
(1) Amortization includes all amortization relating to the acquisition of WCI in 1989, the acquisition of the minority interest in American Television and Communications Corporation ("ATC") in 1992 and other business combinations accounted for by the purchase method.

                               TIME WARNER INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

  Information as to the assets and capital expenditures of Time Warner and the Entertainment Group is as follows:

                                                         DECEMBER 31,
                                               --------------------------------
                                                               RESTATED
                                                1994    1993     1992    1992
                                               ------- ------- -------- -------
                                                          (MILLIONS)
ASSETS
Time Warner:
Publishing.................................... $ 2,013 $ 1,897 $ 1,886  $ 1,886
Music.........................................   7,672   7,401   7,418    7,418
Entertainment Group(/1/)......................   5,350   5,627   5,392   15,715
Corporate(/2/)................................   1,681   1,967   2,347    2,347
                                               ------- ------- -------  -------
Total......................................... $16,716 $16,892 $17,043  $27,366
                                               ======= ======= =======  =======
Entertainment Group:
Filmed Entertainment.......................... $ 7,998 $ 7,567 $ 7,381  $ 6,502
Programming-HBO...............................     911     875     936      936
Cable.........................................   8,303   8,102   8,146    8,146
Corporate(/2/)................................   1,780   1,658     270      302
                                               ------- ------- -------  -------
Total......................................... $18,992 $18,202 $16,733  $15,886
                                               ======= ======= =======  =======
--------
(1) At December 31, 1992 on an historical basis, Entertainment Group assets represent total assets of the Entertainment Group, less certain assets related to transactions with other Time Warner companies. Entertainment
    Group assets for all other periods presented represent Time Warner's investment in and amounts due to and from the Entertainment Group.
(2) Consists principally of cash and investments.

                                                   YEARS ENDED DECEMBER 31,
                                               --------------------------------
                                                               RESTATED
                                                1994    1993     1992    1992
                                               ------- ------- -------- -------
                                                          (MILLIONS)
CAPITAL EXPENDITURES
Time Warner:
Publishing.................................... $    50 $    41 $    40  $    40
Music.........................................     108      91     124      124
Entertainment Group...........................      --      --      --      402
Corporate.....................................       6      66       8        8
                                               ------- ------- -------  -------
Total......................................... $   164 $   198 $   172  $   574
                                               ======= ======= =======  =======
Entertainment Group:
Filmed Entertainment.......................... $   441 $   244 $   122  $   101
Programming-HBO...............................      14      16      28       28
Cable(/1/)....................................     778     353     273      273
Corporate.....................................       2      --      --       --
                                               ------- ------- -------  -------
Total......................................... $ 1,235 $   613 $   423  $   402
                                               ======= ======= =======  =======

--------
(1)The 1994 increase was funded in part through $234 million of collections on the U S WEST Note (Note 2).

                               TIME WARNER INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED) Information as to Time Warner's operations in different geographical areas is as follows:

                                                    YEARS ENDED DECEMBER 31,
                                                --------------------------------
                                                                RESTATED
                                                 1994    1993     1992    1992
                                                ------- ------- -------- -------
                                                           (MILLIONS)
REVENUES
United States(/1/)............................. $ 4,944 $ 4,414 $ 4,220  $10,981
Europe.........................................   1,445   1,296   1,411    1,411
Pacific Rim....................................     724     583     430      430
Rest of World..................................     283     288     248      248
                                                ------- ------- -------  -------
Total.......................................... $ 7,396 $ 6,581 $ 6,309  $13,070
                                                ======= ======= =======  =======
OPERATING INCOME
United States.................................. $   494 $   436 $   311  $ 1,143
Europe.........................................     108     102     155      140
Pacific Rim....................................      74      28      32       31
Rest of World..................................      37      25      31       29
                                                ------- ------- -------  -------
Total.......................................... $   713 $   591 $   529  $ 1,343
                                                ======= ======= =======  =======
ASSETS
United States.................................. $13,961 $14,328 $14,581  $24,878
Europe.........................................   1,717   1,635   1,608    1,626
Pacific Rim....................................     636     514     498      502
Rest of World..................................     402     415     356      360
                                                ------- ------- -------  -------
Total.......................................... $16,716 $16,892 $17,043  $27,366
                                                ======= ======= =======  =======

--------
(1) Time Warner's revenues in 1994, 1993 and on a restated basis in 1992 do not include the revenues of the Entertainment Group, which had export revenues of $1.693 billion in 1994, $1.650 billion in 1993 and $1.379 billion in 1992, principally from the sale of Filmed Entertainment products abroad.

11.COMMITMENTS AND CONTINGENCIES

  Total rent expense amounted to $157 million in 1994, $163 million in 1993 and $258 million ($159 million on a restated basis) in 1992. The minimum rental commitments under noncancellable long-term operating leases are: 1995- $137 million; 1996-$126 million; 1997-$115 million; 1998-$123 million; 1999-
$118 million and after 1999-$998 million.

  Minimum commitments and guarantees under certain licensing, artists and other agreements aggregated approximately $2 billion at December 31, 1994, which are payable principally over a seven-year period. Such amounts do not include the Time Warner General Partner guarantees of approximately $7 billion of TWE debt.

  Pending legal proceedings are substantially limited to litigation incidental to the businesses of Time Warner and alleged damages in connection with class action lawsuits. In the opinion of counsel and management, the ultimate resolution of these matters will not have a material effect on the financial statements of Time Warner.

                                TIME WARNER INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

12.ADDITIONAL FINANCIAL INFORMATION

  Additional financial information with respect to cash flows is as follows:

                                                      YEARS ENDED DECEMBER 31,
                                                     ---------------------------
                                                                 RESTATED
                                                     1994  1993    1992    1992
                                                     ---- ------ -------- ------
                                                             (MILLIONS)
Cash payments made for interest..................... $539 $  330  $  260  $  651
Cash payments made for income taxes.................  389    234     207     247
Tax-related distributions received from TWE.........  115     --      --      --
Income tax refunds received.........................   50     52      42      44
Borrowings..........................................  582  4,714   1,349   8,026
Repayments..........................................  626  1,599   1,391   8,006
Noncash Series D dividends declared.................   --     --     337     337

  During the year ended December 31, 1994, Time Warner realized $179 million from the securitization of receivables. On April 1, 1993, Time Warner issued $3.125 billion of debentures in a noncash exchange for the old Series C preferred stock (Notes 5 and 7).

  The principal balance sheet effects of the deconsolidation of the Entertainment Group in 1993 were to decrease cash and equivalents by $36 million, receivables by $1.060 billion, inventories by $2.632 billion, investments by $690 million, property, plant and equipment by $2.548 billion, cable television franchises by $3.660 billion, goodwill by $4.356 billion, other assets by $733 million, debt by $7.178 billion, minority interests by $961 million and other liabilities by $2.184 billion, and to increase the investments in and amounts due to and from the Entertainment Group by $5.392 billion. The principal balance sheet effects of the acquisition of the ATC minority interest in 1992 were to increase investments by $156 million, cable television franchise costs by $865 million, goodwill by $410 million, deferred income taxes by $299 million and long-term debt by $1.312 billion, and to eliminate the ATC minority interest of $180 million. On a restated basis, the investments in and amounts due to and from the Entertainment Group were increased $1.431 billion.

  Investment proceeds in 1992 on a restated basis include $875 million from the collection of a note receivable from TWE. Cash equivalents consist of commercial paper and other investments that are readily convertible into cash, and have original maturities of three months or less.

  Other current liabilities consist of:

                                                                   DECEMBER 31,
                                                                   -------------
                                                                    1994   1993
                                                                   ------ ------
                                                                    (MILLIONS)
Accrued expenses.................................................. $  875 $  716
Accrued compensation..............................................    308    228
Deferred revenues.................................................     55     62
                                                                   ------ ------
Total............................................................. $1,238 $1,006
                                                                   ====== ======

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

Gerald M. Levin             Richard D. Parsons       Richard J. Bressler
Chairman and                President                Senior Vice President
Chief Executive Officer                              and Chief Financial Officer

                         REPORT OF INDEPENDENT AUDITORS

THE BOARD OF DIRECTORS AND SHAREHOLDERS
TIME WARNER INC.

We have audited the accompanying consolidated balance sheet of Time Warner Inc. ("Time Warner") as of December 31, 1994 and 1993, and the related consolidated statements of operations, cash flows and shareholders' equity for each of the three years in the period ended December 31, 1994. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of Time Warner's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Time Warner at December 31, 1994 and 1993, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          Ernst & Young LLP

New York, New York
February 7, 1995

                               TIME WARNER INC.
                        SELECTED FINANCIAL INFORMATION

  The selected financial information for each of the five years in the period ended December 31, 1994 set forth below has been derived from and should be read in conjunction with the financial statements and other financial information presented elsewhere herein. The selected historical financial information for 1994 and 1993 reflects the deconsolidation of the Entertainment Group, principally TWE, effective January 1, 1993. The selected historical financial information for periods prior to such date have not been changed; however, selected financial information for 1992 retroactively reflecting the deconsolidation is presented as supplementary information under the column heading "restated" to facilitate comparative analysis.

  The selected historical financial information for 1993 reflects the issuance of $6.1 billion of long-term debt and the use of $.5 billion of cash and equivalents in 1993 for the exchange or redemption of preferred stock having an aggregate liquidation preference of $6.4 billion. The selected historical financial information for 1992 reflects the capitalization of TWE on June 30, 1992 and associated refinancings, and the acquisition of the 18.7% minority interest in ATC as of June 30, 1992, using the purchase method of accounting for business combinations.

  Per common share amounts and average common shares have been restated to give effect to the four-for-one common stock split that occurred on September 10, 1992.

                                       YEARS ENDED DECEMBER 31,
                           -----------------------------------------------------
                                             RESTATED
SELECTED OPERATING          1994     1993      1992     1992     1991     1990
STATEMENT INFORMATION      -------  -------  --------  -------  -------  -------
                                 (MILLIONS, EXCEPT PER SHARE AMOUNTS)
Revenues.................  $ 7,396  $ 6,581  $ 6,309   $13,070  $12,021  $11,517
Depreciation and amorti-
 zation..................      437      424      384     1,172    1,109    1,138
Business segment operat-
 ing income..............      713      591      529     1,343    1,154    1,114
Equity in pretax income
 of Entertainment Group..      176      281      226        --       --       --
Interest and other, net..      724      718      351       882      966    1,133
Net income (loss) (a)(b).      (91)    (221)      86        86      (99)    (227)
Net loss applicable to
 common shares (after
 preferred dividends)....     (104)    (339)    (542)     (542)    (692)    (786)
Per share of common
 stock:
 Net loss (a)(b).........  $ (0.27) $ (0.90) $ (1.46)  $ (1.46) $ (2.40) $ (3.42)
 Dividends...............  $  0.35  $  0.31  $ 0.265   $ 0.265  $  0.25  $  0.25
Average common shares
 (b).....................    378.9    374.7    371.0     371.0    288.2    229.9
SELECTED BALANCE SHEET
INFORMATION
Investments in and
 amounts due to
 and from Entertainment
 Group...................  $ 5,350  $ 5,627  $ 5,392   $    --  $    --  $    --
Total assets.............   16,716   16,892   17,043    27,366   24,889   25,337
Long-term debt...........    8,839    9,291    2,897    10,068    8,716   11,184
Shareholders' equity:
 Preferred stock liquida-
  tion preference........      140      140    6,532     6,532    6,256    5,954
 Equity applicable to
  common stock...........    1,008    1,230    1,635     1,635    2,242      360
 Total shareholders' eq-
  uity...................    1,148    1,370    8,167     8,167    8,498    6,314
Total capitalization
 (long-term debt plus
 shareholders' equity)...    9,987   10,661   11,064    18,235   17,214   17,498

--------
(a) The net loss for the year ended December 31, 1993 includes an extraordinary loss on the retirement of debt of $57 million ($.15 per common share) and an unusual charge of $70 million ($.19 per common share) from the effect of the new income tax law on Time Warner's deferred income tax liability. The net loss for the year ended December 31, 1991 includes a $36 million after-tax charge ($.12 per common share) relating to the restructuring of the Publishing division.
(b) In August 1991, Time Warner completed the sale of 137.9 million shares of common stock pursuant to a rights offering. Net proceeds of $2.558 billion from the rights offering were used to reduce indebtedness under Time Warner's bank credit agreement. If the rights offering had been completed at the beginning of 1991, net loss for the year would have been reduced to $33 million, or $1.70 per common share, and there would have been 369.3 million shares of common stock outstanding during the year.

                                TIME WARNER INC.
                  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)




                                EQUITY IN
                                 PRETAX                    NET
                    OPERATING    INCOME                INCOME (LOSS) NET INCOME DIVIDENDS            COMMON
                    INCOME OF   (LOSS) OF               APPLICABLE   (LOSS) PER    PER    AVERAGE     STOCK
                    BUSINESS  ENTERTAINMENT NET INCOME  TO COMMON      COMMON    COMMON   COMMON  ------------
 QUARTER   REVENUES SEGMENTS      GROUP       (LOSS)    SHARES(B)     SHARE(B)    SHARE   SHARES  HIGH    LOW
 --------  -------- --------- ------------- ---------- ------------  ---------- --------- ------- ----    ----
                                        (MILLIONS, EXCEPT PER SHARE AMOUNTS)
 1994
 1st        $1,558    $112        $ 45         $(51)      $ (54)       $(0.14)    $0.08    378.6  $44 1/4 $36 5/8
 2nd         1,667     170          66          (20)        (23)        (0.06)     0.09    378.8   40 5/8  34 1/2
 3rd         1,884     141          66          (32)        (35)        (0.09)     0.09    379.1   38 3/4   34
 4th         2,287     290          (1)          12           8          0.02      0.09    379.2   37 3/4  31 1/2
 Year        7,396     713         176          (91)       (104)        (0.27)     0.35    378.9   44 1/4  31 1/2
 1993
 1st        $1,519    $112        $108         $(15)      $(124)       $(0.33)    $0.07    372.5  $37 1/4 $28 3/4
 2nd (a)     1,567     135          53          (80)        (83)        (0.22)     0.08    373.8   39 5/8  30 5/8
 3rd (a)     1,535      91         118         (133)       (136)        (0.36)     0.08    375.2   43 5/8  37 1/4
 4th         1,960     253           2            7           4          0.01      0.08    377.2   46 7/8  40 1/4
 Year (a)    6,581     591         281         (221)       (339)        (0.90)     0.31    374.7   46 7/8  28 3/4

--------
(a) The net loss for the second quarter of 1993 includes an extraordinary loss on the retirement of debt of $35 million ($.09 per common share). The net loss for the third quarter of 1993 includes an extraordinary loss on the retirement of debt of $22 million ($.06 per common share) and an unusual charge of $70 million ($.19 per common share) due to the effect of the new income tax law on Time Warner's deferred income tax liability.
(b) After preferred dividend requirements.

                                TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

1994 VS. 1993

  Time Warner had revenues of $7.396 billion and a net loss of $91 million ($.27 per common share) in 1994, compared to revenues of $6.581 billion and a net loss of $221 million ($.90 per common share) in 1993. Included in the 1993 results is an extraordinary loss on the retirement of debt of $57 million ($.15 per common share) and a one-time tax charge of $70 million ($.19 per common share) that resulted from the effect on the Company's deferred income tax liability of the increase in the corporate income tax rate enacted in August 1993.

  Operating income and EBITDA for Time Warner and the Entertainment Group in 1994 and 1993 were as follows:

                                                    YEARS ENDED DECEMBER 31,
                                                 -------------------------------
                                                 OPERATING INCOME     EBITDA
                                                 ----------------- -------------
                                                   1994     1993    1994   1993
                                                 -------- -------- ------ ------
                                                           (MILLIONS)
Time Warner:
Publishing...................................... $    347 $    295 $  430 $  372
Music...........................................      366      296    720    643
                                                 -------- -------- ------ ------
Total........................................... $    713 $    591 $1,150 $1,015
                                                 ======== ======== ====== ======
Entertainment Group:
Filmed Entertainment............................ $    275 $    286 $  565 $  549
Programming--HBO................................      237      213    257    230
Cable...........................................      340      406    989  1,035
                                                 -------- -------- ------ ------
Total........................................... $    852 $    905 $1,811 $1,814
                                                 ======== ======== ====== ======

  Time Warner's equity in the pretax income of the Entertainment Group was $176 million in 1994, compared to $281 million in 1993. During the first quarter of 1993, the Entertainment Group had a one-time gain from the sale of certain assets that was substantially offset by investment reserves included in Time Warner's other expenses.

  The relationship between income before income taxes and income tax expense of Time Warner is principally affected by the amortization of goodwill and certain other financial statement expenses that are not deductible for income tax purposes, and by the one-time tax charge in 1993. Income tax expense of Time Warner includes all income taxes related to its allocable share of partnership income and its equity in the income tax expense of corporate subsidiaries of the Entertainment Group.

  Certain factors affecting comparative operating results are discussed below on a business segment basis. That discussion includes, among other factors, an analysis of changes in the operating income of the business segments before depreciation and amortization ("EBITDA") in order to eliminate the effect on the operating performance of the music, filmed entertainment and cable businesses of significant amounts of amortization of intangible assets recognized in the $14 billion acquisition of WCI in 1989, the $1.3 billion acquisition of the ATC minority interest in 1992 and other business combinations accounted for by the purchase method. Financial analysts generally consider EBITDA to be an important measure of comparative operating performance for the businesses of Time Warner and the Entertainment Group, and when used in comparison to debt levels or the coverage of interest expense, as a measure of liquidity. However, EBITDA should be considered in addition to, not as a substitute for, operating income, net income, cash flow and other measures of financial performance and liquidity reported in accordance with generally accepted accounting principles.

                                TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(CONTINUED)

TIME WARNER

  Publishing. Revenues increased to $3.433 billion, compared to $3.270 billion in 1993. Operating income increased to $347 million from $295 million. Depreciation and amortization amounted to $83 million in 1994 and $77 million in 1993. EBITDA increased to $430 million from $372 million. Revenues benefited principally from increases in magazine advertising and circulation revenues, which were aided in part by several special issues during 1994. Significant revenue gains were achieved by People, Sports Illustrated and Southern Living. Operating income, EBITDA and operating margins improved principally as a result of the revenue gains and continued cost containment.

  Music. Revenues increased to $3.986 billion, compared to $3.334 billion in 1994. Operating income increased to $366 million from $296 million. Depreciation and amortization, including amortization related to the purchase of WCI, amounted to $354 million in 1994 and $347 million in 1993. EBITDA increased to $720 million from $643 million. The revenue growth resulted from increases in both domestic and international recorded music revenues, which benefited from a number of popular releases during the year and an increase in the percentage of compact disc to total unit sales, and increased music publishing revenues. Operating income and EBITDA benefited from these revenue gains and increased results from direct marketing activities attributable to new members and lower amortization of member acquisition costs, offset in part by costs associated with the reorganization of the domestic music companies and continuing investment in new business ventures.

  Interest and Other, Net. Interest and other, net, increased to $724 million in 1994, compared to $718 million in 1993. Interest expense increased to $769 million from $698 million as a result of a full twelve months of interest on the debt issued during the first three months of 1993 to redeem or exchange preferred stock, offset in part by savings from lower-cost debt used to fund the redemption of certain notes and debentures in 1993. There was other income, net, of $45 million in 1994, compared to other expense, net, of $20 million in 1993, principally because of an increase in investment-related income, including an increase in the amortization of the excess of the Time Warner General Partners' interest in the net assets of TWE over the net book value of their investment in TWE to reflect U S WEST as a partner for a full year. Investment-related income was reduced in part in both years by adjustments to the carrying value of certain investments, expenses in connection with the settlement of certain employment contracts and losses on foreign exchange contracts used to hedge foreign exchange risk.

ENTERTAINMENT GROUP

  Filmed Entertainment. Revenues increased to $5.041 billion, compared to $4.565 billion in 1993. Operating income decreased to $275 million from $286 million. Depreciation and amortization, including amortization related to the purchase of WCI, amounted to $290 million in 1994 and $263 million in 1993. EBITDA increased to $565 million from $549 million. Worldwide home video, syndication and consumer products revenues increased at Warner Bros., offset in part by lower worldwide theatrical revenues. Revenues at Six Flags increased as a result of overall attendance growth and higher revenues per visitor. Operating income and EBITDA margins decreased principally as a result of lower theatrical results in comparison to the exceptionally strong theatrical results in 1993.

  Programming--HBO. Revenues increased to $1.513 billion, compared to $1.441 billion in 1993. Operating income increased to $237 million from $213 million. Depreciation and amortization amounted to $20 million in 1994 and $17 million in 1993. EBITDA increased to $257 million from $230 million. Revenues benefited from an increase in subscribers and higher pay-TV rates. Operating income, EBITDA and operating margins improved principally as a result of the revenue gains.

                                TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(CONTINUED)

  Cable. Revenues increased to $2.242 billion, compared to $2.208 billion in 1993. Operating income decreased to $340 million from $406 million. Depreciation and amortization, including amortization related to the purchase of WCI and the acquisition of the ATC minority interest, amounted to $649 million in 1994 and $629 million in 1993. EBITDA decreased to $989 million from $1.035 billion. Revenues and operating results in 1994 were adversely affected by two rounds of cable rate regulation that in general reduced the rates cable operators are allowed to charge for regulated services, the first of which went into effect in September 1993 and the second of which went into effect in July 1994. The unfavorable effects of rate regulation were offset in part by an increase in subscribers and nonregulated revenues. Actions that were undertaken to mitigate the impact of rate regulation included a number of cost containment measures and a continued emphasis on near and long-term strategies to increase revenues from unregulated services.

  Interest and Other, Net. Interest and other, net, increased to $616 million in 1994, compared to $564 million in 1993. Interest expense decreased to $567 million, compared with $580 million in 1993. There was other expense, net, of $49 million in 1994, compared to other income, net, of $16 million in 1993. Investment-related and foreign currency contract losses in 1994 exceeded an increase in interest income on higher cash balances and the interest-bearing note receivable from U S WEST. A gain on the sale of certain assets and other investment-related income exceeded investment losses in 1993.

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

  Operating income and EBITDA for Time Warner and the Entertainment Group in 1993 and 1992 were as follows:

                                              YEARS ENDED DECEMBER 31,
                                     -------------------------------------------
                                       OPERATING INCOME           EBITDA
                                     -------------------- ----------------------
                                          RESTATED               RESTATED
                                     1993   1992    1992   1993    1992    1992
                                     ---- -------- ------ ------ -------- ------
                                                     (MILLIONS)
Time Warner:
Publishing.......................... $295   $254   $  254 $  372  $  328  $  328
Music...............................  296    275      275    643     585     585
Entertainment Group.................   --     --      814     --      --   1,602
                                     ----   ----   ------ ------  ------  ------
Total............................... $591   $529   $1,343 $1,015  $  913  $2,515
                                     ====   ====   ====== ======  ======  ======
Entertainment Group:
Filmed Entertainment................ $286   $254   $  213 $  549  $  520  $  410
Programming-HBO.....................  213    201      201    230     215     215
Cable...............................  406    400      400  1,035     977     977
                                     ----   ----   ------ ------  ------  ------
Total............................... $905   $855   $  814 $1,814  $1,712  $1,602
                                     ====   ====   ====== ======  ======  ======

                                TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(CONTINUED)

  Time Warner's equity in the pretax income of the Entertainment Group was $281 million in 1993, compared to $226 million on a restated basis in 1992. The Entertainment Group had a one-time gain from the sale of certain assets in 1993.

TIME WARNER

  Publishing. Revenues increased to $3.270 billion compared to $3.123 billion in 1992. Operating income increased to $295 million from $254 million. Depreciation and amortization amounted to $77 million in 1993 and $74 million in 1992. EBITDA increased to $372 million from $328 million. Revenues benefited from increased magazine circulation revenues, higher book publishing revenues and the full year impact of the 1992 Leisure Arts acquisition. Magazine circulation revenues reflected higher overall subscription and newsstand sales, led by People, Time and Entertainment Weekly, as well as increases at American Family Publishers, the subscription agency. Despite a difficult market, advertising revenues were nearly flat. Operating income and EBITDA increased as a result of the revenue gains and improved operating margins achieved through continued cost savings.

  Music. Revenues increased to $3.334 billion compared to $3.214 billion in 1992. Operating income increased to $296 million from $275 million. Depreciation and amortization, including amortization related to the purchase of WCI, amounted to $347 million in 1993 and $310 million in 1992. EBITDA increased to $643 million from $585 million. The revenue gains primarily reflected an increase in domestic recorded music sales and Warner/Chappell Music Publishing revenues. An increase in unit volume was achieved internationally, principally because of an increase in Pacific Rim sales. International dollar-denominated revenues did not increase, however, because of exchange rate fluctuations. Overall, revenues benefited from a broad range of popular releases from both new and established artists, increased unit sales of compact discs and higher average unit selling prices. Operating income and EBITDA increased principally as a result of the revenue gains and improved margins, offset in part by start-up costs for new business ventures.

  Interest and Other, Net. Interest and other, net, decreased to $718 million in 1993 compared to $882 million ($351 million on a restated basis) in 1992. Interest expense decreased to $698 million compared to $729 million ($287 million on a restated basis) in 1992. The decrease in interest and other, net, on an historical basis resulted primarily from the exclusion in 1993 of the expenses of the Entertainment Group, which was deconsolidated in 1993, offset in part by an increase in interest expense from higher debt levels associated with the redemption and exchange of preferred stock. Other expenses, net, in 1993 included reductions in the carrying value of certain investments offset by investment-related income. Other expenses, net, in 1992 included an expense in connection with the settlement of senior management employment contracts, ATC minority interest expense and litigation-related costs.

ENTERTAINMENT GROUP

  Filmed Entertainment. Revenues increased to $4.565 billion compared to $3.455 billion ($3.945 billion on a restated basis) in 1992. Operating income increased to $286 million from $213 million ($254 million on a restated basis). Depreciation and amortization, including amortization related to the purchase of WCI, amounted to $263 million in 1993 and $197 million ($266 million on a restated basis) in 1992. EBITDA increased to $549 million from $410 million ($520 million on a restated basis). The increase in revenues, operating income and EBITDA on an historical basis resulted primarily from the inclusion in 1993 of the operating results of Six Flags, which previously had been accounted for using the equity method. Revenues at Warner Bros. increased during the period primarily due to increases in international theatrical, international syndication and domestic home video revenues, as well as increased revenues from retail

                                TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(CONTINUED)

operations. Record international revenues of $1.650 billion would have been greater but for unfavorable exchange rate fluctuations. Warner Bros. ranked number one at both the domestic and international box office in 1993, led by the success of The Fugitive and The Bodyguard. Revenues at Six Flags increased, benefiting from higher revenues per visitor. Operating income and EBITDA benefited from the revenue gains.

  Programming--HBO. Revenues decreased to $1.441 billion compared to $1.444 billion in 1992. Operating income increased to $213 million from $201 million. Depreciation and amortization amounted to $17 million in 1993 and $14 million in 1992. EBITDA increased to $230 million from $215 million. The decrease in revenues reflects lower HBO Video sales, which in 1992 were favorably affected by a children's sell-thru title, offset in part by higher subscriber revenues, principally as a result of higher pay-TV rates at HBO and an increase in subscribers. Operating income and EBITDA benefited primarily from improved results from new businesses, including Time Warner Sports and the Comedy Central joint venture.

  Cable. Revenues increased to $2.208 billion compared to $2.091 billion in 1992. Operating income increased to $406 million from $400 million. Depreciation and amortization, including amortization related to the purchase of WCI and the acquisition of the ATC minority interest, amounted to $629 million in 1993 and $577 million in 1992. EBITDA increased to $1.035 billion from $977 million. Revenues increased principally as a result of growth in the number of cable subscribers and increases in advertising sales and pay-per-view. The increase in subscribers accounted for approximately three quarters of the revenue increase. Operating income and EBITDA benefited from the revenue gains and increased income from cable joint ventures, but was negatively affected in the fourth quarter by the first round of cable rate regulation, which went into effect on September 1, 1993.

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

FINANCIAL CONDITION AND LIQUIDITY

DECEMBER 31, 1994

TIME WARNER

  Despite the $14 billion of debt incurred as a result of the 1989 acquisition of Warner Communications, Time Warner continues to be able to finance growth and expansion in critical areas. In the last three years alone, the Company on a combined basis (Time Warner and the Entertainment Group together) spent in excess of $1.4 billion making new investments and acquisitions and $2.8 billion on capital expenditures. Significant year-to-year improvements in EBITDA and the $14 billion refinancing of higher cost debt and preferred stocks during 1992 and 1993, which was aided by favorable conditions in the credit markets and the investment in TWE by ITOCHU, Toshiba and U S WEST, have enabled the Company to finance this level of investment while at the same time improving its leverage and coverage ratios.

  A commonly-used leverage ratio is total debt, less cash ("Net debt") to total business segment EBITDA, less corporate expenses ("Adjusted EBITDA"). A commonly-used coverage ratio is Adjusted EBITDA to total interest expense and preferred dividends. Those ratios for 1994 and 1993 were as set forth below for

                                TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(CONTINUED)

both Time Warner and Time Warner and the Entertainment Group combined. Certain rating agencies and other credit analysts place more emphasis on the combined ratios while others place more emphasis on the Time Warner stand-alone ratios. It should be understood, however, that the assets of the Entertainment Group are not freely available to meet the cash needs of Time Warner.

                                                                     1994  1993
                                                                     ----- -----
Time Warner
  Net debt/Adjusted EBITDA.......................................... 8.30x 9.78x
  Adjusted EBITDA/Interest and preferred dividends.................. 1.37x 1.15x
Time Warner and Entertainment Group combined
  Net debt/Adjusted EBITDA.......................................... 5.32x 5.57x
  Adjusted EBITDA/Interest and preferred dividends.................. 2.09x 1.93x

  Time Warner had $9.2 billion of debt, $282 million of cash and equivalents (net debt of $8.9 billion), and $1.1 billion of equity at December 31, 1994, compared to $9.4 billion of debt, $200 million of cash and equivalents (net debt of $9.2 billion), and $1.4 billion of equity at December 31, 1993. On a combined basis, there was $15 billion of net debt at both the beginning and end of the year.

  During the latter half of 1994 and continuing into 1995, the Company announced that it will significantly expand its reach in cable television by acquiring Summit, KBLCOM and CVI and related companies, which together own systems serving approximately 2.2 million basic cable subscribers and a 50% partnership interest in Paragon (with TWE as the other partner), which owns systems serving approximately 967,000 basic cable subscribers. Time Warner will issue 4.4 million shares of common stock and approximately $2.1 billion liquidation value of new 3.75% convertible preferred stocks, and assume or incur approximately $3.4 billion of debt to acquire these companies. In addition, subsidiaries of Advance and Newhouse will contribute cable television systems that serve approximately 1.4 million basic cable subscribers to a joint venture in which TWE will have a two-thirds interest. In accordance with the TWE-Advance/Newhouse joint venture agreement, certain of Time Warner's newly-acquired cable systems may be transferred on a tax-efficient basis to the TWE-Advance/Newhouse Partnership. Such transfers, if they are made, are expected to be structured on a leveraged basis.

  The new preferred stocks that are to be issued in the cable transactions will initially have annual dividends totalling $78 million and generally will be convertible immediately or exchangeable after four or five years into approximately 43 million shares of Time Warner common stock at an effective conversion price of $48 of liquidation value per common share. New or revised bank credit facilities will be required for Time Warner, TWE and the TWE-Advance/Newhouse Partnership as a result of these transactions, which management feels will be obtained at a reasonable cost. Upon consummation of the transactions, which are subject to customary franchise and regulatory approvals, the total number of cable subscribers under the management of Time Warner Cable is expected to increase to approximately 11.5 million, compared to
7.5 million at the end of 1994.

  The Company also has announced its intention to enhance its financial position and that of the Entertainment Group through sales of non-core assets, such as the TBS stock owned by Time Warner, certain investments owned by the Entertainment Group or certain, smaller unclustered cable systems owned by Time Warner or the Entertainment Group. Proceeds from asset sales will be used to reduce debt. The Entertainment Group's interest in QVC, Inc. was sold in February 1995 to a group that had tendered for all of that company's capital stock. Approximately $200 million of proceeds will be used to reduce debt.

                                TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(CONTINUED)

  The Company does not expect its leverage and coverage ratios to deteriorate as a result of the cable acquisitions and asset dispositions. In the first full year after the cable transactions are completed, operating results are expected to be negatively impacted by approximately $.40 to $.45 per common share, principally as a result of the non cash amortization of the intangible assets that will be recognized in the allocation of the purchase price. Asset sales are expected to result in one-time gains.

  Because of the announced transactions, the Company will explore the possibility of bringing its various interests in cable operations together in a separate, self-financed operating unit. This process is expected to be undertaken over a 12-18 month period and will be dependent on, among other things, successful negotiations with TWE's partners and certain creditors, and the receipt of franchise and other regulatory approvals. Accordingly, there can be no assurance that the effort will succeed.

  During 1994, cash provided by Time Warner's operations amounted to $473 million and consisted of $1.150 billion of EBITDA from the Publishing and Music businesses, $120 million of net distributions from TWE and $179 million from the securitization of receivables, less $539 million of interest payments, $339 million of income taxes, $76 million of corporate expenses and working capital requirements. Cash provided by operations of $257 million in 1993 consisted of $1.015 billion of EBITDA from the Publishing and Music businesses and $20 million of net distributions from TWE, less $330 million of interest payments, $182 million of income taxes, $73 million of corporate expenses, and working capital requirements.

  Cash flows used in investing activities in 1994, excluding investment proceeds, were $351 million, compared to $373 million in 1993. Cash dividends paid decreased to $142 million in 1994, compared to $299 million in 1993, principally as a result of the redemption and exchange of preferred stock in 1993. Time Warner has no claim on the assets and cash flows of TWE except through the payment of certain fees and reimbursements, cash distributions and loans. Tax-related distributions of $115 million were received from TWE in 1994 and are expected to exceed $350 million in 1995.

  Time Warner and TWE entered into a credit agreement in 1994, which allows Time Warner to borrow up to $400 million from TWE through September 15, 2000. Time Warner borrowed $400 million in 1994 under the credit agreement, and used the proceeds to reduce other debt. TWE is permitted under its bank credit agreement to make additional loans to Time Warner, which in the aggregate cannot exceed $1.1 billion at December 31, 1994, increasing to no more than $1.5 billion on July 1, 1995. Management believes that 1995 operating cash flow, cash and marketable securities and additional borrowing capacity are sufficient to meet Time Warner's liquidity needs without distributions and loans from TWE above those permitted by existing agreements.

  Time Warner uses derivative financial instruments to manage its risk against fluctuations in interest rates and foreign currency exchange rates. Interest rate swap contracts are used to adjust the proportion of total debt that is subject to changes in short-term rates. At December 31, 1994, Time Warner had interest rate swap contracts to pay floating-rates of interest (average six-month LIBOR rate of 5.9%) and receive fixed-rates of interest (average rate of 5.5%) on $2.9 billion notional amount of indebtedness, effectively converting 32% of Time Warner's underlying debt, substantially all of which is fixed-rate, and 37% of the debt of Time Warner and the Entertainment Group combined, to a floating-rate basis. Based on the current levels of outstanding debt and interest rate swap contracts, a 25 basis point increase in the level of interest rates prevailing at December 31, 1994 would reduce Time Warner's annual pretax income by an estimated $12 million. The notional amount of outstanding contracts at December 31, 1994 by year of maturity, along with the related average fixed-rates of interest to be received and the average floating-rates of interest to be paid, are as follows: 1995-$300 million (receive-6.05%; pay-6.95%); 1996-$300 million (receive-4.55%; pay-6.13%); 1998-
$700 million (receive-5.52%; pay-6.06%); 1999-$1.2 billion (receive-5.51%; pay-
5.66%); and 2000-$400 million (receive-5.48%; pay-5.50%).

                                TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(CONTINUED)

  Foreign exchange contracts are used primarily to hedge the risk that unremitted or future royalties and license fees owed to Time Warner and TWE domestic companies for the sale or anticipated sale of U.S. copyrighted products abroad may be adversely affected by changes in exchange rates.

  Time Warner often closes foreign exchange sale contracts by purchasing an offsetting purchase contract. A summary of foreign exchange contracts at December 31, 1994 and 1993 is set forth below:

                           SALE CONTRACTS        PURCHASE CONTRACTS
                       ----------------------- -----------------------
                        U.S.  AVERAGE  AVERAGE U.S.   AVERAGE  AVERAGE   NET
                       DOLLAR DAYS TO  FORWARD DOLLAR DAYS TO  FORWARD   SALE
FOREIGN CURRENCY       VALUE  MATURITY  RATE   VALUE  MATURITY  RATE   POSITION
----------------       ------ -------- ------- ------ -------- ------- --------
                                        (DOLLARS IN MILLIONS)
DECEMBER 31, 1994:
Canadian dollar.......  $ 70     31     .7283   $ 29     33     .7166    $ 41
English pound.........    93     22    1.5704     19     16    1.5511      74
French franc..........    82     84     .1745     --     --        --      82
German mark...........    61     49     .6296     --     --        --      61
Japanese yen..........   109     23     .0101     --     --        --     109
Other currencies......   136     58        --     61     61        --      75
                        ----                    ----                     ----
Total.................  $551                    $109                     $442
                        ====                    ====                     ====
DECEMBER 31, 1993:
Canadian dollar.......  $ 87     60     .7543   $ --     --        --    $ 87
English pound.........    75     45    1.4810     11     59    1.4708      64
French franc..........    69     40     .1732      6     17     .1700      63
German mark...........   169     85     .5812      6     37     .5651     163
Japanese yen..........   184    174     .0094     25     48     .0092     159
Other currencies......    69    126        --     32     46        --      37
                        ----                    ----                     ----
Total.................  $653                    $ 80                     $573
                        ====                    ====                     ====

ENTERTAINMENT GROUP

  The financial condition of the Entertainment Group companies, principally TWE, at December 31, 1994 remained essentially unchanged from year end 1993, but is expected to be significantly affected by the formation of the TWE-Advance/Newhouse Partnership and the other cable transactions announced for 1995 by Time Warner. TWE had $7.2 billion of long-term debt at December 31, 1994, $1.7 billion of Time Warner General Partners' senior capital and $6.2 billion of partners' capital (net of the $771 million uncollected portion of the U S WEST Note), compared to $7.1 billion of long-term debt, $1.5 billion of Time Warner General Partners' senior capital and $6 billion of partners' capital at December 31, 1993. Cash and equivalents were $1.1 billion at December 31, 1994 compared to $1.3 billion at December 31, 1993, resulting in net debt of $6.1 billion and $5.8 billion, respectively.

  Entertainment Group leverage and coverage ratios for 1994 and 1993 were as follows:

                                                                     1994  1993
                                                                     ----- -----
      Net debt/Adjusted EBITDA...................................... 3.50x 3.31x
      Adjusted EBITDA/Interest...................................... 3.09x 3.02x

                                TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(CONTINUED)

  The formation of the TWE-Advance/Newhouse Partnership and sales of non-core assets are expected to improve the Entertainment Group's leverage and coverage ratios. In accordance with the TWE-Advance/Newhouse joint venture agreement, certain of Time Warner's newly-acquired cable systems may be transferred on a tax-efficient basis to the TWE-Advance/Newhouse Partnership. Such transfers, if they are made, are expected to be structured on a leveraged basis, which could result in an overall adverse impact on the Entertainment Group ratios.

  During 1994, cash provided by Entertainment Group operations amounted to $1.341 billion and consisted of $1.811 billion of EBITDA from the Filmed Entertainment, Programming-HBO and Cable businesses and a reduction in working capital requirements, less $521 million of interest payments, $69 million of income taxes and $60 million of corporate expenses. Cash provided by operations of $1.276 billion in 1993 consisted of $1.814 billion of business segment EBITDA and a reduction in working capital requirements, less $450 million of interest payments, $70 million of income taxes and $60 million of corporate expenses. Capital expenditures increased to $1.235 billion in 1994, compared to $613 million in 1993. Capital spending by Time Warner Cable amounted to $778 million in 1994, compared to $353 million in 1993, and was financed in part through $234 million of collections on the U S WEST Note. Cable capital expenditures are budgeted to exceed $1 billion for 1995, and are expected to be partially financed by $550 million of collections on the U S WEST Note. Because management believes that the conversion from coaxial to fiber-optic cable is essential to achieving long-term growth in revenue from telephony and unregulated cable services, significant cable capital expenditures also are expected in subsequent years and will be timed to match the rate at which demand for the new services develops.

  Warner Bros.' backlog, representing the amount of future revenue not yet recorded from cash contracts for the licensing of films for pay and basic cable, network and syndicated television exhibition, amounted to $852 million at December 31, 1994, compared to $724 million at December 31, 1993 (including amounts relating to HBO of $175 million at December 31, 1994 and $178 million at December 31, 1993). The backlog excludes advertising barter contracts.

  Management believes that TWE's 1995 operating cash flow, cash and equivalents, collections on the U S WEST Note and additional borrowing capacity are sufficient to meet its capital and liquidity needs.

                               TIME WARNER INC.
               SCHEDULE VIII--VALUATION AND QUALIFYING ACCOUNTS
                 YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

                                         ADDITIONS
                              BALANCE AT CHARGED TO                   BALANCE
                              BEGINNING  COSTS AND                    AT END
         DESCRIPTION          OF PERIOD   EXPENSES  DEDUCTIONS       OF PERIOD
         -----------          ---------- ---------- ----------       ---------
                                              (MILLIONS)
1994(A):
Reserves deducted from ac-
 counts receivable:
 Allowance for doubtful ac-
  counts.....................   $ 131      $  197    $  (171)(b)       $ 157
 Reserves for sales returns
  and allowances:
  Magazines and books........     349       1,401     (1,370)(c)(d)      380
  Recorded music.............     196         421       (386)(c)         231
                                -----      ------    -------           -----
   Total.....................   $ 676      $2,019    $(1,927)          $ 768
                                =====      ======    =======           =====
Reserves deducted from
 amounts due to publishers
 (accounts payable):
 Allowance for magazine and
  book returns...............   $(154)     $ (905)   $   900 (d)       $(159)
                                =====      ======    =======           =====
1993(A):
Reserves deducted from ac-
 counts receivable:
 Allowance for doubtful ac-
  counts.....................   $ 122      $  194    $  (185)(b)       $ 131
 Reserves for sales returns
  and allowances:
  Magazines and books........     336       1,265     (1,252)(c)(d)      349
  Recorded music.............     186         366       (356)(c)         196
                                -----      ------    -------           -----
   Total.....................   $ 644      $1,825    $(1,793)          $ 676
                                =====      ======    =======           =====
Reserves deducted from
 amounts due to publishers
 (accounts payable):
 Allowance for magazine and
  book returns...............   $(146)     $ (855)   $   847 (d)       $(154)
                                =====      ======    =======           =====
RESTATED 1992(A):
Reserves deducted from ac-
 counts receivable:
 Allowance for doubtful ac-
  counts.....................   $ 123      $  132    $  (133)(b)       $ 122
 Reserves for sales returns
  and allowances:
  Magazines and books........     314       1,109     (1,087)(c)(d)      336
  Recorded music.............     179         333       (326)(c)         186
                                -----      ------    -------           -----
   Total.....................   $ 616      $1,574    $(1,546)          $ 644
                                =====      ======    =======           =====
Reserves deducted from
 amounts due to publishers
 (accounts payable):
 Allowance for magazine and
  book returns...............   $(159)     $ (797)   $   810 (d)       $(146)
                                =====      ======    =======           =====
1992(A):
Reserves deducted from ac-
 counts receivable:
 Allowance for doubtful ac-
  counts.....................   $ 275      $  194    $  (181)(b)       $ 288
 Reserves for sales returns
  and allowances:
  Magazines and books........     314       1,109     (1,087)(c)(d)      336
  Recorded music and home
   video.....................     257         419       (416)(c)         260
                                -----      ------    -------           -----
   Total.....................   $ 846      $1,722    $(1,684)          $ 884
                                =====      ======    =======           =====
Reserves deducted from
 amounts due to publishers
 (accounts payable):
 Allowance for magazine and
  book returns...............   $(159)     $ (797)   $   810 (d)       $(146)
                                =====      ======    =======           =====

--------
(a) The 1994 and 1993 financial statements reflect the deconsolidation of the Entertainment Group, principally TWE, effective January 1, 1993. The historical financial statements for periods prior to such date have not been changed; however, financial information for 1992 retroactively reflecting the deconsolidation is presented as supplementary information under the column heading "restated" to facilitate comparative analysis.
(b) Represents uncollectible receivables charged against reserve.
(c) Represents returns or allowances applied against reserve.
(d) The distribution of magazines not owned by Time Warner results in a receivable recorded at the sales price and a corresponding liability to the publisher recorded at the sales price less the distribution commission recognized by Time Warner as revenue. Therefore, it would be misleading to compare magazine revenues to the provision charged to the reserve for magazine returns that is deducted from accounts receivable without also considering the related offsetting activity in the reserve for magazine returns that is deducted from the liability due to the publishers.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                           CONSOLIDATED BALANCE SHEET
                                  DECEMBER 31,
                                   (MILLIONS)

                                                                1994     1993
                                                               -------  -------
ASSETS
CURRENT ASSETS
Cash and equivalents.........................................  $ 1,071  $ 1,338
Receivables, including $266 and $257 due from Time Warner,
 less allowances of $306 and $257............................    1,426    1,313
Inventories..................................................      956      980
Prepaid expenses.............................................      120      114
                                                               -------  -------
Total current assets.........................................    3,573    3,745
Noncurrent inventories.......................................    1,807    1,760
Loan receivable from Time Warner.............................      400       --
Investments..................................................      666      540
Land and buildings...........................................      841      680
Cable television equipment...................................    3,619    3,044
Furniture, fixtures and other equipment......................    1,588    1,319
                                                               -------  -------
                                                                 6,048    5,043
Less accumulated depreciation................................   (2,264)  (1,943)
                                                               -------  -------
Property, plant and equipment................................    3,784    3,100
Goodwill.....................................................    4,433    4,560
Cable television franchises..................................    3,236    3,510
Other assets.................................................      763      748
                                                               -------  -------
Total assets.................................................  $18,662  $17,963
                                                               =======  =======
LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES
Accounts payable.............................................  $   514  $   366
Participations and programming costs.........................      857      770
Other current liabilities, including $334 and $108 of distri-
 butions due to Time Warner..................................    1,486    1,129
                                                               -------  -------
Total current liabilities....................................    2,857    2,265
Long-term debt...............................................    7,160    7,125
Other long-term liabilities, including $89 and $439 of dis-
 tributions due to Time Warner...............................      749    1,037
Time Warner General Partners' senior capital.................    1,663    1,536
PARTNERS' CAPITAL
Contributed capital..........................................    7,398    7,398
Undistributed partnership earnings (deficit).................     (394)    (393)
Note receivable from U S WEST................................     (771)  (1,005)
                                                               -------  -------
Total partners' capital......................................    6,233    6,000
                                                               -------  -------
Total liabilities and partners' capital......................  $18,662  $17,963
                                                               =======  =======

See accompanying notes.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                            YEARS ENDED DECEMBER 31,
                                   (MILLIONS)

                                                                RESTATED
                                                 1994    1993    1992(A)  1992
                                                ------  ------  -------- ------
Revenues (b)..................................  $8,460  $7,946   $7,251  $6,761
                                                ------  ------   ------  ------
Cost of revenues (b) (c)......................   5,976   5,679    5,274   4,837
Selling, general and administrative (b) (c)...   1,636   1,384    1,141   1,129
                                                ------  ------   ------  ------
Operating expenses............................   7,612   7,063    6,415   5,966
                                                ------  ------   ------  ------
Business segment operating income.............     848     883      836     795
Interest and other, net (b)...................    (587)   (551)    (563)   (525)
Corporate services (b)........................     (60)    (60)     (60)    (60)
                                                ------  ------   ------  ------
Income before income taxes....................     201     272      213     210
Income taxes..................................     (40)    (64)     (53)    (50)
                                                ------  ------   ------  ------
Income before extraordinary item..............     161     208      160     160
Extraordinary loss on retirement of debt, net
 of $7 million
 income tax benefit...........................      --     (10)      --      --
                                                ------  ------   ------  ------
Net income....................................  $  161  $  198   $  160  $  160
                                                ======  ======   ======  ======
--------
(a) The 1994 and 1993 financial statements reflect the consolidation of Six
    Flags effective January 1, 1993 as a result of the 1993 Six Flags acquisition. The 1992 historical financial statements have not been changed; however, financial statements for 1992 retroactively reflecting the consolidation are presented as supplementary information under the column heading "restated" to facilitate comparative analysis (Notes 1 and
    3).

(b) Includes the following income (expenses) resulting from transactions with the partners of TWE (Note 12):

 Selling, general and administrative..........  $  (97) $  (65)  $ (122) $ (122)
 Interest and other, net......................      20       2     (204)   (204)
 Corporate services...........................     (60)    (60)     (60)    (60)
 In addition, includes the following income (expenses) resulting from trans-
 actions with equity investees of TWE or Time Warner (Note 12):
 Revenues.....................................  $  112  $   67   $   41  $   41
 Cost of revenues.............................     (70)    (88)     (34)    (34)
 Selling, general and administrative..........      25      27       30      30
 Interest and other, net......................       1       1        5       5
(c)Includes depreciation and amortization ex-
 pense of:....................................  $  943  $  902   $  851  $  782
                                                ======  ======   ======  ======

See accompanying notes.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            YEARS ENDED DECEMBER 31,
                                   (MILLIONS)

                                                                RESTATED
                                                 1994    1993    1992(A) 1992
                                                ------  ------  -------- -----
OPERATIONS
Net income....................................  $  161  $  198   $ 160   $ 160
Adjustments for noncash and nonoperating
 items:
Depreciation and amortization.................     943     902     851     782
Equity in (income) losses of investee compa-
 nies, net of distributions...................      58     (21)     48      53
Changes in operating assets and liabilities:
 Receivables..................................    (192)      1    (272)   (272)
 Inventories..................................     (76)   (158)   (105)   (104)
 Accounts payable and other liabilities.......     400     260     146     137
 Other balance sheet changes..................       2      89      36      25
                                                ------  ------   -----   -----
Cash provided by operations...................   1,296   1,271     864     781
                                                ------  ------   -----   -----
INVESTING ACTIVITIES
Investments and acquisitions..................    (156)   (347)   (382)   (279)
Capital expenditures..........................  (1,153)   (613)   (423)   (402)
Loan to Time Warner...........................    (400)     --      --      --
Investment proceeds...........................      50     180      50      50
                                                ------  ------   -----   -----
Cash used by investing activities.............  (1,659)   (780)   (755)   (631)
                                                ------  ------   -----   -----
FINANCING ACTIVITIES
Increase (decrease) in debt...................      32    (659)   (791)   (837)
Capital contributions, including collections
 on note receivable
 from U S WEST................................     234   1,548   1,012   1,012
Capital distributions.........................    (170)    (33)   (183)   (183)
Other, principally financing costs prior to
 1994.........................................      --     (45)   (123)   (129)
                                                ------  ------   -----   -----
Cash provided (used) by financing activities..      96     811     (85)   (137)
                                                ------  ------   -----   -----
INCREASE (DECREASE) IN CASH AND EQUIVALENTS...  $ (267) $1,302   $  24   $  13
                                                ======  ======   =====   =====

--------

(a)The 1994 and 1993 financial statements reflect the consolidation of Six Flags effective January 1, 1993 as a result of the 1993 Six Flags acquisition. The 1992 historical financial statements have not been changed; however, financial statements for 1992 retroactively reflecting the consolidation are presented as supplementary information under the column heading "restated" to facilitate comparative analysis (Notes 1 and 3).


See accompanying notes.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                 CONSOLIDATED STATEMENT OF PARTNERSHIP CAPITAL
                                  (MILLIONS)

                                                PARTNERS' CAPITAL
                                   ---------------------------------------------
                          GENERAL              UNDISTRIBUTED
                         PARTNERS'              PARTNERSHIP    U S       TOTAL
                          SENIOR   CONTRIBUTED   EARNINGS      WEST    PARTNERS'
                          CAPITAL    CAPITAL     (DEFICIT)     NOTE     CAPITAL
                         --------- ----------- ------------- --------  ---------

BALANCE AT DECEMBER 31,
 1991...................  $   --     $ 6,717       $  --     $    --    $ 6,717
Net income before TWE
 Capitalization.........                  97                                 97
Distributions...........                (259)                              (259)
Pushdown of cost to ac-
 quire ATC minority in-
 terest.................               1,431                              1,431
Other...................                   1                                  1
TWE Capitalization:
 Contributions..........               1,000                              1,000
 Assumption of addi-
  tional debt...........              (2,545)                            (2,545)
                          ------     -------       -----     -------    -------
BALANCE AT JUNE 30,
 1992...................      --       6,442          --          --      6,442
Net income after TWE
 Capitalization.........                              63                     63
Contributions (a).......                  12                                 12
Distributions (a).......                             (41)                   (41)
Other...................                  (3)        (36)                   (39)
                          ------     -------       -----     -------    -------
BALANCE AT DECEMBER 31,
 1992...................      --       6,451         (14)         --      6,437
Net income..............                             198                    198
Admission of USW:
 Contributions..........               2,553                  (1,021)     1,532
 Time Warner General
  Partners' senior capi-
  tal...................   1,501      (1,501)                            (1,501)
Distributions (a).......                 (95)       (539)                  (634)
Allocation of income....      35                     (35)                   (35)
Collections.............                                          16         16
Other...................                 (10)         (3)                   (13)
                          ------     -------       -----     -------    -------
BALANCE AT DECEMBER 31,
 1993...................   1,536       7,398        (393)     (1,005)     6,000
Net income..............                             161                    161
Distributions (a).......                             (46)                   (46)
Allocation of income....     127                    (127)                  (127)
Collections.............                                         234        234
Other...................                              11                     11
                          ------     -------       -----     -------    -------
BALANCE AT DECEMBER 31,
 1994...................  $1,663     $ 7,398       $(394)    $  (771)   $ 6,233
                          ======     =======       =====     =======    =======

--------
(a) Distributions in 1994, 1993 and 1992 included $173 million, $252 million and $24 million, respectively, of tax-related distributions, and $50 million and $13 million of cash distributions to the Time Warner Service Partnerships in 1994 and 1993, respectively. Stock option distributions of $274 million and $17 million were accrued in 1993 and 1992, respectively, because of an increase in the market price of Time Warner common stock and $177 million of such previously-accrued stock option distributions were reversed in 1994 because the market price of Time Warner common stock declined during the period. In addition, Time Warner General Partners' junior priority capital was reduced in 1993 for the $95 million historical cost of the Time Warner Service Partnership Assets distributed to the Time Warner General Partners. A $12 million contribution was made by the Time Warner General Partners in 1992 after the TWE Capitalization pursuant to the net worth adjustment provision of the partnership agreement. (Note 7.)

See accompanying notes.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

  Time Warner Entertainment Company, L.P., a Delaware limited partnership ("TWE"), was capitalized on June 30, 1992 (the "TWE Capitalization") to own and operate substantially all of the Filmed Entertainment, Programming-HBO and Cable businesses previously owned by subsidiaries of Time Warner Inc. ("Time Warner"). At December 31, 1994, the general partners of TWE, subsidiaries of Time Warner ("Time Warner General Partners"), together directly and indirectly held 63.27% pro rata priority capital and residual equity partnership interests in TWE, and certain priority capital interests senior and junior to the pro rata priority capital interests, which they received for the net assets, or the rights to cash flows, they contributed to the partnership at the TWE Capitalization; and subsidiaries of U S WEST, Inc. ("U S WEST"), ITOCHU Corporation ("ITOCHU") and Toshiba Corporation ("Toshiba" and collectively, the "Limited Partners"), held 25.51%, 5.61% and 5.61% pro rata priority capital and residual equity partnership interests, respectively. ITOCHU and Toshiba each contributed $500 million of cash at the TWE Capitalization for their limited partnership interests. U S WEST contributed $1.532 billion of cash and a $1.021 billion 4.4% note ("U S WEST Note") on September 15, 1993 for its limited partnership interests.

  In lieu of contributing certain assets (the "Beneficial Assets"), the Time Warner General Partners assigned to TWE the net cash flow generated by such assets or agreed to pay an amount equal to the net cash flow generated by such assets. TWE has the right to receive from the Time Warner General Partners, at the limited partners' option, an amount equal to the fair value of the Beneficial Assets, net of associated liabilities, that have not been contributed to TWE by June 30, 1996, rather than continuing to receive the net cash flow, or an amount equal to the net cash flow, generated by such Beneficial Assets. The consolidated financial statements include the assets and liabilities of the businesses contributed by the Time Warner General Partners, including the Beneficial Assets and associated liabilities, all at Time Warner's historical cost basis of accounting.

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

BASIS OF CONSOLIDATION AND ACCOUNTING FOR INVESTMENTS

  The consolidated financial statements include 100% of the assets, liabilities, revenues, expenses, income, loss and cash flows of TWE and all companies in which TWE has a controlling voting interest ("subsidiaries"), as if TWE and its subsidiaries were a single company. Significant intercompany accounts and transactions between the consolidated companies have been eliminated. Significant accounts and transactions between TWE and its partners and affiliates are disclosed as related party transactions (Note 12).

  Investments in companies in which TWE has significant influence but less than a controlling voting interest are accounted for using the equity method. Under the equity method, only TWE's investment in and amounts due to and from the equity investee are included in the consolidated balance sheet, only TWE's share of the investee's earnings is included in the consolidated operating results, and only the dividends, cash distributions, loans or other cash received from the investee, less any additional cash investment, loan repayments or other cash paid to the investee, are included in the consolidated cash flows.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

   In accordance with Financial Accounting Standards Board ("FASB") Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities," investments in companies in which TWE does not have the controlling interest or an ownership and voting interest so large as to exert significant influence are accounted for at market value if the investments are publicly traded and there are no resale restrictions, or at cost, if the sale of a publicly-traded investment is restricted or if the investment is not publicly traded. Unrealized gains and losses on investments accounted for at market value are reported in partners' capital until the investment is sold, at which time, the realized gain or loss is included in income. Dividends and other distributions of earnings from both market value and cost method investments are included in income when declared.

  Six Flags Entertainment Corporation ("Six Flags") was consolidated effective January 1, 1993 as a result of the increase of TWE's ownership and voting control in Six Flags from 50% to 100% in September 1993 (Note 3). The 1992 historical financial statements of TWE were not changed; accordingly, they include Six Flags on the equity method. However, financial statements for 1992 retroactively reflecting the consolidation also are presented under the caption "restated" to facilitate comparative analysis. Certain other reclassifications have been made to the prior years' financial statements to conform to the 1994 presentation.

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

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

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

INTANGIBLE ASSETS

  Intangible assets are recorded when the cost of acquired companies exceeds the fair value of their tangible assets. Generally accepted accounting principles require that all intangible assets be amortized over no more than a forty-year period. Amortization of goodwill amounted to $129 million in 1994, $132 million in 1993 and $115 million ($124 million on a restated basis) in 1992; amortization of cable television franchises amounted to $208 million, $222 million and $194 million, respectively; and amortization of other intangible assets amounted to $141 million, $122 million and $108 million ($129 million on a restated basis), respectively. Accumulated amortization of intangible assets at December 31, 1994 and 1993 amounted to $1.867 billion and $1.438 billion, respectively.

FOREIGN CURRENCY

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

  Foreign exchange contracts are used primarily to hedge the risk that unremitted or future license fees owed to TWE domestic companies for the sale or anticipated sale of U.S. copyrighted products abroad may be adversely affected by changes in exchange rates. TWE is reimbursed by or reimburses Time Warner for Time Warner contract gains and losses related to TWE's exposure. At December 31, 1994, Time Warner had contracts for the sale of $551 million and the purchase of $109 million of foreign currencies at fixed rates and maturities of three months or less. Of Time Warner's $442 million net sale contract position, $188 million related to TWE's exposure, primarily Japanese yen (41% of net contract position related to TWE), French francs (18%), German marks (12%) and Canadian dollars (11%), compared to a net sale contract position of $226 million of foreign currencies at December 31, 1993. Unrealized gains or losses are recorded in income; accordingly, the carrying value of foreign exchange contracts approximates market value. TWE had $20 million of net losses on foreign exchange contracts during 1994, which were or are expected to be offset by corresponding increases in the dollar value of foreign currency license fee payments that have been or are anticipated to be received from the sale of U.S. copyrighted products abroad. Time Warner places foreign currency contracts with a number of major financial institutions in order to minimize credit risk.

INCOME TAXES

  As a Delaware limited partnership, TWE is not subject to U.S. federal and state income taxation. However, certain of TWE's operations are conducted by subsidiary corporations that are subject to domestic or foreign taxation. Income taxes are provided on the income of such corporations using the liability method of accounting for income taxes prescribed by FASB Statement No. 109, "Accounting for Income Taxes." The consolidated financial statements for periods prior to the TWE Capitalization include, for comparative purposes, the income and withholding tax consequences of those TWE operations subject to domestic or foreign taxation, as determined on a stand-alone basis consistent with the liability method of accounting for income taxes.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

INTEREST RATE SWAP CONTRACTS

  TWE used interest rate swap contracts in 1992 and prior years to adjust the proportion of total debt that was subject to changes in short-term interest rates and the proportion that was subject to fixed rates. There were no material amounts of contracts outstanding during the years ended December 31, 1994 and 1993. Under the previous interest rate swap contracts, TWE had agreed to pay an amount equal to a specified fixed-rate of interest times a notional principal amount, and to receive in return an amount equal to a specified floating-rate of interest times the same notional principal amount. The notional amounts of the contracts were not exchanged. No other cash payments were made unless the contracts were terminated prior to maturity, in which case the amount paid or received in settlement was equal to the present value, at current rates of interest, of the remaining obligations to exchange payments under the terms of the contract. The interest rate swap contracts were entered into with a number of major financial institutions in order to minimize credit risk.

  The net amounts paid or payable, or received or receivable, through the end of the accounting period was included in interest expense. Gains or losses on the termination of contracts were deferred and amortized to income over the remaining average life of the terminated contracts.

2. TWE--ADVANCE/NEWHOUSE PARTNERSHIP

  In September 1994, TWE agreed to form a cable television joint venture with subsidiaries of Advance Publications, Inc. and Newhouse Broadcasting Corporation ("Advance/Newhouse") to which Advance/ Newhouse will contribute cable television systems serving 1.4 million subscribers and related assets, and TWE will contribute cable television systems (or interests therein) serving
2.8 million subscribers and related assets. TWE will own a two-thirds equity interest in the TWE-Advance/Newhouse Partnership and be the managing partner. Advance/Newhouse will own a one-third equity interest in the partnership. Advance/Newhouse can require TWE to purchase its equity interest for fair market value at specified intervals following the death of both of its principal shareholders. Beginning in the third year, either partner can initiate a dissolution in which TWE would receive two-thirds and Advance/Newhouse would receive one-third of the partnership's net assets. The transaction is expected to close in the first half of 1995 and is subject to customary closing conditions, including the receipt of certain franchise and regulatory approvals.

3. INVESTMENTS

  TWE's investments consist of:

                                                                     DECEMBER
                                                                        31,
                                                                    -----------
                                                                    1994  1993
                                                                    ----- -----
                                                                    (MILLIONS)
Equity method investments.......................................... $ 629 $ 517
Cost method investments............................................    37    23
                                                                    ----- -----
Total.............................................................. $ 666 $ 540
                                                                    ===== =====

  Companies accounted for using the equity method include Paragon
Communications (50% owned), certain other cable system joint ventures (generally 50% owned), Comedy Partners, L.P. (50% owned), Six Flags (50% owned in 1992), E! Entertainment Corporation (50% owned in 1992), and in 1994 only, certain

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

international cable and programming joint ventures (generally 25% owned). A summary of financial information as reported by the equity investees of TWE on a 100% basis is set forth below:

                                                    YEARS ENDED DECEMBER 31,
                                                  ------------------------------
                                                                 RESTATED
                                                   1994    1993    1992    1992
                                                  ------  ------ -------- ------
                                                           (MILLIONS)
Revenues......................................... $  722  $  596  $  549  $1,039
Operating income.................................     11     115      65     116
Net income (loss)................................    (53)     80      13       6
Current assets...................................    192      72     125     182
Total assets.....................................  1,281   1,054   1,033   1,896
Current liabilities..............................    305     163     181     328
Long-term debt...................................    554     613     632   1,147
Total liabilities................................    926     794     869   1,670

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

4. INVENTORIES

  TWE's inventories consist of:

                                                       DECEMBER 31,
                                           -------------------------------------
                                                  1994               1993
                                           ------------------ ------------------
                                           CURRENT NONCURRENT CURRENT NONCURRENT
                                           ------- ---------- ------- ----------
                                                        (MILLIONS)
Film costs:
 Released, less amortization..............  $585     $  347    $604     $  318
 Completed and not released...............   123         24     140         23
 In process and other.....................    18        361       7        340
 Library, less amortization...............    --        769      --        821
Programming costs, less amortization......   149        306     147        258
Merchandise...............................    81         --      82         --
                                            ----     ------    ----     ------
Total.....................................  $956     $1,807    $980     $1,760
                                            ====     ======    ====     ======

  Excluding the Library, the unamortized cost of completed films at December 31, 1994 amounted to $1.079 billion, more than 90% of which is expected to be amortized within three years after release. Excluding the effects of accounting for the acquisition of WCI, the total cost incurred in the production of theatrical and television films amounted to $1.667 billion in 1994, $1.784 billion in 1993 and $1.652 billion in 1992; and the total cost amortized amounted to $1.640 billion, $1.619 billion and $1.535 billion, respectively.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

5. LONG-TERM DEBT

  Long-term debt consists of:

                                                                  DECEMBER 31,
                                                                  -------------
                                                                   1994   1993
                                                                  ------ ------
                                                                   (MILLIONS)
Credit agreement, weighted average interest rates of 6.5% and
 4.2%............................................................ $2,550 $2,425
Commercial paper, weighted average interest rates of 6.2% and
 3.8%............................................................    649    772
Six Flags 9.25% zero coupon notes due December 15, 1999..........    123    112
9 5/8% notes due May 1, 2002.....................................    600    600
7 1/4% debentures due September 1, 2008..........................    599    599
10.15% notes due May 1, 2012.....................................    250    250
8 7/8% notes due October 1, 2012.................................    347    347
8 3/8% debentures due March 15, 2023.............................    990    990
8 3/8% debentures due July 15, 2033..............................    994    994
Other............................................................     58     36
                                                                  ------ ------
Total............................................................ $7,160 $7,125
                                                                  ====== ======

  Each Time Warner General Partner has guaranteed a pro rata portion of substantially all of TWE's debt and accrued interest thereon based on the relative fair value of the net assets each Time Warner General Partner contributed to TWE (the "Time Warner General Partner Guarantees"). Such indebtedness is recourse to each Time Warner General Partner only to the extent of its guarantee. The indenture pursuant to which TWE's notes and debentures have been issued (the "Indenture") requires the unanimous consent of the holders of the notes and debentures to terminate the Time Warner General Partner Guarantees prior to June 30, 1997, and the consent of a majority of such holders to effect a termination thereafter. There are generally no restrictions on the ability of the Time Warner General Partner guarantors to transfer material assets, other than TWE assets, to parties that are not guarantors.

  As of December 31, 1994, the TWE bank credit agreement provided for up to $5.2 billion of borrowings and consisted of a $4.2 billion revolving credit facility with available credit reducing at June 30, 1995 and thereafter by $200 million per quarter through June 30, 1996, by $125 million per quarter from September 30, 1996 through September 30, 1999, and by $1.575 billion at final maturity on December 31, 1999; and a $986 million term loan with repayments of $66 million on June 30, 1995, $98 million per quarter beginning September 30, 1995 through March 31, 1996, $27 million per quarter beginning June 30, 1996 through June 30, 1999, $20 million on September 30, 1999 and a final repayment of $255 million on December 31, 1999. Unused credit is available for general business purposes and to support commercial paper borrowings. Outstanding borrowings under the credit agreement generally bear interest at LIBOR plus 5/8% per annum. The credit agreement contains covenants relating to, among other things, additional indebtedness; liens on assets; acquisitions and investments; cash flow coverage and leverage ratios; and loans, advances, distributions or other cash payments or transfers of assets to its partners or their affiliates.

  An after-tax cost of $10 million was incurred by Six Flags in 1993 in connection with the retirement of its debt (Note 3). The Six Flags zero coupon senior notes due 1999 are guaranteed by TWE.

  Based on the level of interest rates prevailing at December 31, 1994, the fair value of TWE's long-term debt was $460 million less than its carrying value. Based on the level of interest rates prevailing at December 31, 1993, the fair value of TWE's long-term debt exceeded its carrying value by $290 million. Accounting recognition is not given to unrealized gains or losses on debt unless the debt is retired prior to its maturity.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

  Interest expense was $563 million in 1994, $573 million in 1993 and $436 million in 1992 ($486 million on a restated basis). The weighted average interest rate on TWE's total debt was 7.6% and 6.7% at December 31, 1994 and 1993, respectively. Interest expense in 1992 prior to the TWE Capitalization includes interest expense related to Time Warner's credit and interest rate swap contracts on a pushdown basis and interest expense on $875 million of loans due to WCI, which were repaid at the TWE Capitalization.

  Annual repayments of long-term debt for the five years subsequent to December 31, 1994 are: 1995- $262 million; 1996-$179 million; 1997-$108 million; 1998-
$372 million and 1999-$2.4 billion.

6. INCOME TAXES

  Domestic and foreign pretax income (loss) are as follows:

                                                         YEARS ENDED DECEMBER
                                                                  31,
                                                        ------------------------
                                                                   RESTATED
                                                        1994  1993   1992   1992
                                                        ----  ---- -------- ----
                                                              (MILLIONS)
Domestic............................................... $242  $271   $168   $165
Foreign................................................  (41)    1     45     45
                                                        ----  ----   ----   ----
Total.................................................. $201  $272   $213   $210
                                                        ====  ====   ====   ====

  As a partnership, TWE is not subject to U.S. federal, state or local income taxation (Note 1). Income taxes (benefits) of TWE and subsidiary corporations are as set forth below:

                                                          YEARS ENDED DECEMBER
                                                                   31,
                                                         -------------------------
                                                                     RESTATED
                                                         1994  1993    1992   1992
                                                         ----  ----  -------- ----
                                                               (MILLIONS)
Federal:
  Current(/1/).......................................... $ 6   $10     $--    $--
  Deferred..............................................  (2)  (12)      3     --
Foreign:
  Current(/2/)..........................................  53    68      42     42
  Deferred.............................................. (16)   (4)      8      8
State and local:
  Current...............................................  14    20      --     --
  Deferred.............................................. (15)  (18)     --     --
                                                         ---   ---     ---    ---
Total income taxes...................................... $40   $64     $53    $50
                                                         ===   ===     ===    ===

--------
(1)Includes utilization of Six Flags' tax carryforwards in the amount of $35 million in 1994 and $75 million in 1993.
(2)Includes foreign withholding taxes of $44 million in 1994, $59 million in 1993 and $34 million in 1992.

  The financial statement basis of TWE's assets exceeds the corresponding tax basis by $9.5 billion at December 31, 1994, principally as a result of differences in accounting for depreciable and amortizable assets for financial statement and income tax purposes.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

7. TWE PARTNERS' CAPITAL

  The TWE partnership agreement provides for special allocations of income, loss and distributions of partnership capital, including priority distributions in the event of liquidation or dissolution. The initial capital amounts assigned to each partner were based on the fair value of the assets each contributed to the partnership. Partnership income, to the extent earned, is first allocated to the partners so that the economic burden of the income tax consequences of partnership operations is borne as though the partnership were taxed as a corporation ("special tax allocations"), then to the senior, pro rata and junior priority capital interests, in order of priority, at rates of return ranging from 8% to 13.25% per annum, and finally to the residual equity interests. For the purpose of the foregoing allocations, partnership income is based on the fair value of assets contributed to the partnership, and differs from net income of TWE, which is based on the historical cost of contributed assets. Partnership losses generally are allocated first to eliminate prior allocations of partnership income to, and then to reduce the initial capital amounts of, the residual equity, junior priority capital and pro rata priority capital interests, in that order, then to reduce Time Warner General Partners' senior capital, including partnership income allocated thereto, and finally to reduce any special tax allocations. To the extent partnership income is insufficient to satisfy all special allocations in a particular accounting period, the unearned portion is carried over until satisfied out of future partnership income.

  A summary of the priority of contributed capital and limitations on the allocation of partnership income is as set forth below:

                                                       TIME
                           INITIAL      INCOME        WARNER
                           CAPITAL   ALLOCATIONS     GENERAL   U S
                          AMOUNTS(A)  LIMITED TO     PARTNERS WEST   ITOCHU TOSHIBA
                          ---------- ------------    -------- -----  ------ -------
                          (BILLIONS) (% PER ANNUM            (OWNERSHIP %)
                                      COMPOUNDED
                                      QUARTERLY)
PRIORITY OF CONTRIBUTED
 CAPITAL

Special tax allocations.        $  0     No limit    .........as necessary........
Senior capital..........         1.4        8.00%    100.00%     --     --     --
Pro rata priority capi-
 tal....................         5.6       13.00%(b)  63.27%  25.51%  5.61%  5.61%
Junior priority capital.         2.6       13.25%(c) 100.00%     --     --     --
Residual equity capital.         3.3     No limit     63.27%  25.51%  5.61%  5.61%

--------
(a)Excludes partnership income or loss (to the extent earned) allocated thereto.
(b)11.00% to the extent concurrently distributed.
(c)11.25% to the extent concurrently distributed.

  Senior capital and partnership income allocated thereto is required to be distributed in three annual installments beginning July 1, 1997; earlier distributions may be made under certain circumstances ("Senior Capital Distributions"). Senior capital and partnership income allocated thereto amounted to $1.663 billion at December 31, 1994, consisting of $1.364 billion initial capital amount plus accrued income. Junior priority capital is subject to a retroactive adjustment based on TWE's operating performance over five- and ten-year periods.

  U S WEST has an option to increase its pro rata priority capital and residual equity interests to as much as 31.84%, depending on cable operating performance. The option is exercisable between January 1, 1999

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

and on or about May 31, 2005 at a maximum exercise price ranging from $1.25 billion to $1.8 billion, depending on the year of exercise. U S WEST or TWE may elect that the exercise price be paid with partnership interests rather than cash. Prior to the exercise of the U S WEST option, each of ITOCHU and Toshiba has the right to maintain its original 6.25% pro rata priority capital and residual equity interests by acquiring additional partnership interests at fair market value; thereafter, each would have the right to maintain the percentage of the pro rata priority capital and residual equity interests it held immediately prior to U S WEST's exercise.

  Distributions and loans to the partners are subject to partnership and credit agreement limitations. Generally, TWE must be in compliance with the cash flow coverage and leverage ratios, restricted payment limitations and other credit agreement covenants in order to make such distributions or loans.

  Certain assets of TWE (the "Time Warner Service Partnership Assets") were distributed to the Time Warner General Partners prior to the admission of U S WEST in 1993 in order to ensure compliance with the Modification of Final Judgment entered on August 24, 1982 by the United States District Court for the District of Columbia (the "MFJ") applicable to U S WEST and its affiliated companies, which may have included TWE. The Time Warner General Partners contributed the Time Warner Service Partnership Assets to newly-formed partnerships (the "Time Warner Service Partnerships") in which the Time Warner General Partners are the general partners and subsidiaries of ITOCHU and Toshiba are the limited partners. The Time Warner Service Partnerships make certain of their assets and related services available to TWE (Note 12). If TWE is clearly not prohibited from owning or operating the Time Warner Service Partnership Assets, they will be recontributed to TWE on September 15, 1995 (or September 15, 1997 in the case of certain assets), or earlier under certain circumstances, at their then fair market value in exchange for partnership interests in TWE. As a result of a judicial order issued to U S WEST on October 24, 1994, TWE is no longer prohibited from owning or operating substantially all of the Time Warner Service Partnership Assets.

  For financial statement purposes, the distribution of Time Warner Service Partnership Assets was accounted for at historical cost. For partnership agreement purposes, the initial capital amount of General Partners' junior priority capital of $3 billion was reduced by approximately $300 million to give effect to such distribution. TWE is required to make quarterly cash distributions of Time Warner General Partners' junior priority capital in the amount of $12.5 million to the Time Warner General Partners ("TWSP Distributions"), which the General Partners are then required to contribute to the Time Warner Service Partnerships. TWE paid $50 million and $12.5 million of TWSP Distributions to the Time Warner General Partners in 1994 and 1993, respectively, which were recorded as additional reductions of Time Warner General Partners' junior priority capital.

  TWE reimburses Time Warner for the amount by which the market price on the exercise date of Time Warner common stock options granted to employees of TWE exceeds the exercise price or, with respect to options granted prior to the TWE Capitalization, the greater of the exercise price and $27.75, the market price of the common stock at the TWE Capitalization ("Stock Option Distributions"). TWE accrues Stock Option Distributions and a corresponding liability with respect to unexercised options when the market price of Time Warner common stock increases during the accounting period, and reverses previously-accrued Stock Option Distributions and the corresponding liability when the market price of Time Warner common stock declines. At December 31, 1994 and 1993, TWE had recorded a liability for Stock Option Distributions of $89 million and $271 million, respectively, based on the unexercised options and the market prices at such dates of $35.125 and $44.25, respectively, per Time Warner common share. TWE paid $5 million of Stock Option Distributions to Time Warner in 1994, compared to $20 million in 1993.

  Cash distributions are required to be made to the partners to permit them to pay income taxes at statutory rates based on their allocable taxable income from TWE ("Tax Distributions"), including any

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

taxable income generated by the Beneficial Assets, subject to limitations referred to herein. The aggregate amount of such Tax Distributions is computed generally by reference to the taxes that TWE would have been required to pay if it were a corporation. TWE paid $115 million of Tax Distributions to the Time Warner General Partners in 1994 and had recorded an additional liability to the Time Warner General Partners for Tax Distributions of $334 million at December 31, 1994, compared to a liability of $276 million at December 31, 1993. All Tax Distributions are permitted to be paid beginning July 1, 1995 and, accordingly, such amounts are classified as a current liability at December 31, 1994.

  In addition to Stock Option Distributions, Tax Distributions, Senior Capital Distributions and TWSP Distributions, quarterly cash distributions may be made to the partners to the extent of excess cash, as defined ("Excess Cash Distribution"). Assuming that no additional partnership interests are issued to new partners and that certain cash distribution thresholds are met, cash distributions other than Stock Option Distributions, Tax Distributions, Senior Capital Distributions and TWSP Distributions will in the aggregate be made 63.27% to the Time Warner General Partners and 36.73% to the Limited Partners prior to June 30, 1998; thereafter, the Time Warner General Partners also will be entitled to additional distributions with respect to junior priority capital. If aggregate distributions made to the Limited Partners, generally from all sources, have not reached approximately $800 million by June 30, 1997, cash distributions to the Time Warner General Partners with respect to the Time Warner General Partners' pro rata priority and residual equity capital, other than Stock Option Distributions and Tax Distributions, will be deferred until such threshold is met. Similarly, if such aggregate distributions to the Limited Partners have not reached approximately $1.6 billion by June 30, 1998, cash distributions with respect to junior priority capital, other than TWSP Distributions, will be deferred until such threshold is met. If any such deferral occurs, a portion of the corresponding partnership income allocations with respect to such deferred amounts will be made at a rate higher than otherwise would have been the case. If a division of TWE or a substantial portion thereof is sold, the net proceeds of such sale, less expenses and proceeds used to repay outstanding debt, will be required to be distributed with respect to the partners' partnership interests. Similar distributions are required to be made in the event of a financing or refinancing of debt. Subject to any limitations on the incurrence of additional debt contained in the TWE partnership and credit agreements, and the Indenture, TWE may borrow funds to make distributions.

8. STOCK OPTION PLANS

  Options to purchase Time Warner common stock under various stock option plans have been granted to employees of TWE, generally at fair market value at the date of grant. Generally, the options become exercisable over a three-year vesting period and expire ten years from the date of grant. A summary of stock option activity with respect to employees of TWE is as follows:

                                                   THOUSANDS OF SHARES EXERCISE
                                                     OF TIME WARNER      PRICE
                                                      COMMON STOCK     PER SHARE
                                                   ------------------- ---------
Balance at December 31, 1993......................       26,880         $ 8-45
Granted...........................................        3,856          33-41
Exercised.........................................         (437)          8-36
Cancelled.........................................         (101)         22-45
                                                         ------
Balance at December 31, 1994......................       30,198         $ 8-45
                                                         ======
Exercisable at December 31, 1994..................       21,318
                                                         ======

  TWE reimburses Time Warner for the use of Time Warner stock options on the basis described in Note 7. There were 1.9 million options exercised by employees of TWE in 1993 and 129,000 options exercised in 1992 at prices ranging from $8-$36 per share, and there were 18.5 million options exercisable at December 31, 1993.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

9. BENEFIT PLANS

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

  Pension expense included the following:

                                                      YEARS ENDED DECEMBER 31
                                                      -------------------------
                                                                  RESTATED
                                                      1994  1993    1992   1992
                                                      ----  ----  -------- ----
                                                            (MILLIONS)
Service cost......................................... $ 26  $ 21    $ 15   $ 13
Interest cost........................................   24    19      14     12
Actual return on plan assets.........................    4   (21)    (12)   (10)
Net amortization and deferral........................  (21)    5      (4)    (4)
                                                      ----  ----    ----   ----
Total................................................ $ 33  $ 24    $ 13   $ 11
                                                      ====  ====    ====   ====

  The status of funded pension plans is as follows:

                                                                   DECEMBER
                                                                      31,
                                                                  ------------
                                                                  1994   1993
                                                                  -----  -----
                                                                  (MILLIONS)
Accumulated benefit obligation (88% vested)...................... $ 172  $ 189
Effect of future salary increases................................    91     94
                                                                  -----  -----
Projected benefit obligation.....................................   263    283
Plan assets at fair value........................................   225    221
                                                                  -----  -----
Projected benefit obligation in excess of plan assets............   (38)   (62)
Unamortized actuarial losses.....................................    24     53
Unamortized plan changes.........................................     4      9
Other............................................................    (4)    (7)
                                                                  -----  -----
Accrued pension liability........................................ $ (14) $  (7)
                                                                  =====  =====

  The following assumptions were used in accounting for pension plans:

                                                                  1994 1993 1992
                                                                  ---- ---- ----
Weighted average discount rate................................... 8.5% 7.5% 8.5%
Return on plan assets............................................   9%   9%  10%
Rate of increase in compensation levels..........................   6%   6%   6%

  Certain domestic employees of TWE participate in multiemployer pension plans as to which the expense amounted to $18 million in 1994, $19 million in 1993 and $20 million in 1992. Employees in foreign countries participate to varying degrees in local pension plans, which in the aggregate are not significant.

  Certain domestic employees also participate in Time Warner's 401(k) savings plans and profit sharing plans, as to which the expense was $23 million in 1994, $20 million in 1993 and $16 million in 1992. Contributions to the 401(k) plans are based upon a percentage of the employees' elected contributions. Contributions to the profit sharing plans are determined by management.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

10. SEGMENT INFORMATION

  Information as to the operations of TWE in different business segments is as set forth below:

                                                 YEARS ENDED DECEMBER 31,
                                               -------------------------------
                                                               RESTATED
                                                1994    1993     1992    1992
                                               ------  ------  -------- ------
                                                        (MILLIONS)
REVENUES(/1/)
Filmed Entertainment.......................... $5,033  $4,557   $3,945  $3,455
Programming-HBO...............................  1,494   1,435    1,444   1,444
Cable.........................................  2,220   2,205    2,091   2,091
Intersegment elimination......................   (287)   (251)    (229)   (229)
                                               ------  ------   ------  ------
Total......................................... $8,460  $7,946   $7,251  $6,761
                                               ======  ======   ======  ======
--------
(1) Substantially all operations outside of the United States support the export of domestic products. Revenues include export sales of $1.693 billion in 1994, $1.650 billion in 1993 and $1.379 billion in 1992.
    Approximately 60% of export revenues are from sales to European customers.

                                                 YEARS ENDED DECEMBER 31,
                                               -------------------------------
                                                               RESTATED
                                                1994    1993     1992    1992
                                               ------  ------  -------- ------
                                                        (MILLIONS)
OPERATING INCOME
Filmed Entertainment.......................... $  257  $  263   $  235  $  194
Programming-HBO...............................    236     213      201     201
Cable.........................................    355     407      400     400
                                               ------  ------   ------  ------
Total......................................... $  848  $  883   $  836  $  795
                                               ======  ======   ======  ======
                                                 YEARS ENDED DECEMBER 31,
                                               -------------------------------
                                                               RESTATED
                                                1994    1993     1992    1992
                                               ------  ------  -------- ------
                                                        (MILLIONS)
DEPRECIATION OF PROPERTY, PLANT AND EQUIPMENT
Filmed Entertainment.......................... $  122  $   87   $   75  $   36
Programming-HBO...............................     13      14       13      13
Cable.........................................    330     325      316     316
                                               ------  ------   ------  ------
Total......................................... $  465  $  426   $  404  $  365
                                               ======  ======   ======  ======
                                                 YEARS ENDED DECEMBER 31,
                                               -------------------------------
                                                               RESTATED
                                                1994    1993     1992    1992
                                               ------  ------  -------- ------
                                                        (MILLIONS)
AMORTIZATION OF INTANGIBLE ASSETS(/1/)
Filmed Entertainment.......................... $  163  $  171   $  185  $  155
Programming-HBO...............................      6       3        1       1
Cable.........................................    309     302      261     261
                                               ------  ------   ------  ------
Total......................................... $  478  $  476   $  447  $  417
                                               ======  ======   ======  ======

--------
(1) Amortization includes amortization relating to the acquisitions of WCI in 1989 and the ATC minority interest in 1992 and to other business combinations accounted for by the purchase method.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

  Information as to the assets and capital expenditures of TWE is as follows:

                                                          DECEMBER 31,
                                                --------------------------------
                                                                RESTATED
                                                 1994    1993     1992    1992
                                                ------- ------- -------- -------
                                                           (MILLIONS)
ASSETS
Filmed Entertainment........................... $ 7,947 $ 7,525 $ 7,346  $ 6,468
Programming-HBO................................     895     855     936      936
Cable..........................................   8,191   8,041   8,142    8,142
Corporate(/1/).................................   1,629   1,542     270      302
                                                ------- ------- -------  -------
Total.......................................... $18,662 $17,963 $16,694  $15,848
                                                ======= ======= =======  =======
--------
(1)Consists principally of cash, cash equivalents and other investments.

                                                    YEARS ENDED DECEMBER 31,
                                                --------------------------------
                                                                RESTATED
                                                 1994    1993     1992    1992
                                                ------- ------- -------- -------
                                                           (MILLIONS)
CAPITAL EXPENDITURES
Filmed Entertainment........................... $   441 $   244 $   122  $   101
Programming-HBO................................      13      17      28       28
Cable(/1/).....................................     699     352     273      273
                                                ------- ------- -------  -------
Total.......................................... $ 1,153 $   613 $   423  $   402
                                                ======= ======= =======  =======

--------
(1)The 1994 increase was funded in part through $234 million of collections on the U S WEST Note (Note 1).

11.COMMITMENTS AND CONTINGENCIES

  Total rent expense amounted to $143 million in 1994, $119 million in 1993 and $99 million ($107 million on a restated basis) in 1992. The minimum rental commitments under noncancellable long-term operating leases are: 1995-$132 million; 1996-$130 million; 1997-$117 million; 1998-$110 million; 1999-$100 million and after 1999-$784 million.

  Minimum commitments and guarantees under certain programming, licensing, franchise and other agreements at December 31, 1994 aggregated approximately $3.7 billion, which are payable principally over a five-year period.

  Pending legal proceedings are substantially limited to litigation incidental to the businesses of TWE. In the opinion of counsel and management, the ultimate resolution of these matters will not have a material effect on the consolidated financial statements.

12.RELATED PARTY TRANSACTIONS

  In the normal course of conducting their businesses, TWE units have had various transactions with Time Warner units, generally on terms resulting from a negotiation among the affected parties that in management's view results in reasonable allocations. Employees of TWE participate in various Time Warner medical, stock option (Note 8) and other benefit plans (Note 9) for which TWE is charged its allocable share of plan expenses, including administrative costs. Time Warner's corporate group provides various other services to TWE. The Music division of WCI provides home videocassette distribution services to certain

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

TWE operations, and certain TWE units have placed advertising in magazines published by Time Warner's Publishing division.

  TWE is required to pay a $130 million advisory fee to U S WEST over a five-year period ending September 15, 1998 for U S WEST's expertise in telecommunications, telephony and information technology, and its participation in the management and upgrade of the cable systems to Full Service Network(TM) capacity.

  Time Warner provides TWE with certain corporate support services for which Time Warner is paid $60 million per year through June 30, 1995, and increasing annual amounts as adjusted for inflation thereafter. The corporate services agreement runs through June 30, 1997, and may be extended by agreement of both parties. Management believes that the corporate services fee is representative of the cost of corporate services that would be necessary for the stand-alone operations of TWE.

  Time Warner and TWE entered into a credit agreement in 1994 that allows Time Warner to borrow up to $400 million from TWE through September 15, 2000. Outstanding borrowings from TWE bear interest at LIBOR plus 1% per annum. Time Warner borrowed $400 million in 1994 under the credit agreement. Under TWE's bank credit agreement, TWE's loans to Time Warner cannot exceed $1.1 billion at December 31, 1994, increasing to no more than $1.5 billion on July 1, 1995.

  TWE has service agreements with the Time Warner Service Partnerships for program signal delivery and transmission services, and TWE provides billing, collection and marketing services to the Time Warner Service Partnerships. TWE also has distribution and merchandising agreements with Time Warner Entertainment Japan Inc., a company owned by partners of TWE to conduct TWE's businesses in Japan.

  In addition to transactions with its partners, TWE has had transactions with Paragon Communications, Comedy Partners, L.P. and its other equity investees and with Turner Broadcasting System, Inc., The Columbia House Company partnerships, Cinamerica Theatres, L.P. and other equity investees of Time Warner, generally with respect to sales of product in the ordinary course of business.

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

13.SUPPLEMENTAL INFORMATION

  Supplemental information with respect to cash flows is as follows:

                                                    YEARS ENDED DECEMBER 31,
                                                   ---------------------------
                                                               RESTATED
                                                   1994  1993    1992    1992
                                                   ---- ------ -------- ------
                                                           (MILLIONS)
Cash payments made for interest................... $521 $  450  $  418  $  391
Cash payments made for income taxes (net).........   69     70      39      39
Borrowings........................................  977  3,075   6,856   6,677
Repayments........................................  945  3,734   7,647   7,514
Noncash assumption of debt........................   --     --   2,545   2,545
Noncash pushdown of cost to acquire ATC minority
interest..........................................   --     --   1,431   1,431
Noncash capital contributions (distributions),
net...............................................    4    384    (117)   (117)

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

  The principal balance sheet effects of the consolidation of Six Flags in 1993 were to increase cash and equivalents by $11 million, property, plant and equipment by $398 million, goodwill by $310 million, other assets by $159 million, debt by $608 million and other liabilities by $238 million, and to decrease investments by $32 million. The principal balance sheet effects of the acquisition of the ATC minority interest in 1992 were to increase investments by $156 million, cable television franchises by $865 million, goodwill by $410 million and partners' capital by $1.431 billion. A noncash effect of the TWE Capitalization in 1992 was the assumption by TWE of $2.545 billion of Time Warner debt in excess of the amount reflected as a liability prior to the TWE Capitalization. Cash equivalents consist of commercial paper and other investments that are readily convertible into cash, and have original maturities of three months or less.

  Other current liabilities consist of:

                                                                  DECEMBER 31,
                                                                  -------------
                                                                   1994   1993
                                                                  ------ ------
                                                                   (MILLIONS)
Accrued expenses................................................. $  827 $  767
Accrued compensation.............................................    143    101
Deferred revenues................................................    150    129
Tax Distributions due to Time Warner General Partners............    334    108
Debt due within one year.........................................     32     24
                                                                  ------ ------
Total............................................................ $1,486 $1,129
                                                                  ====== ======

                         REPORT OF INDEPENDENT AUDITORS

THE PARTNERS OF
TIME WARNER ENTERTAINMENT COMPANY, L.P.

We have audited the accompanying consolidated balance sheet of Time Warner Entertainment Company, L.P. ("TWE") as of December 31, 1994 and 1993, and the related consolidated statements of operations, cash flows and partnership capital for each of the three years in the period ended December 31, 1994. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of TWE's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TWE at December 31, 1994 and 1993, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          Ernst & Young LLP

New York, New York
February 7, 1995

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                         SELECTED FINANCIAL INFORMATION

  The selected financial information for each of the five years in the period ended December 31, 1994 set forth below has been derived from and should be read in conjunction with the consolidated financial statements and other financial information presented elsewhere herein. Capitalized terms are as defined and described in such consolidated financial statements, or elsewhere herein. The selected historical financial information for 1994 and 1993 gives effect to the consolidation of Six Flags effective as of January 1, 1993, as a result of the 1993 Six Flags acquisition. The selected historical financial information for periods prior to such date has not been changed; however, selected financial information for 1992 retroactively reflecting the consolidation is presented as supplementary information under the column heading "restated" to facilitate comparative analysis.

  The selected historical financial information for 1993 gives effect to the admission of U S WEST as an additional limited partner of TWE as of September 15, 1993 and the issuance of $2.6 billion of TWE debentures during the year to reduce indebtedness under the TWE credit agreement, and for 1992 gives effect to the initial capitalization of TWE and associated refinancings as of the dates such transactions were consummated and Time Warner's acquisition of the ATC minority interest as of June 30, 1992, using the purchase method of accounting and reflected in the consolidated financial statements of TWE under the pushdown method of accounting.

                                           YEARS ENDED DECEMBER 31,
                               ------------------------------------------------
                                               RESTATED
SELECTED OPERATING STATEMENT    1994    1993     1992    1992    1991    1990
INFORMATION                    ------- ------- -------- ------- ------- -------
                                                  (MILLIONS)
Revenues.....................  $ 8,460 $ 7,946 $ 7,251  $ 6,761 $ 6,068 $ 5,671
Depreciation and amortiza-
 tion........................      943     902     851      782     733     775
Business segment operating
 income......................      848     883     836      795     712     549
Interest and other, net......      587     551     563      525     520     648
Income (loss) before extraor-
 dinary item.................      161     208     160      160      97    (180)
Net income (loss)............      161     198     160      160      97    (180)
                                                 DECEMBER 31,
                               ------------------------------------------------
                                               RESTATED
SELECTED BALANCE SHEET          1994    1993     1992    1992    1991    1990
INFORMATION                    ------- ------- -------- ------- ------- -------
                                                  (MILLIONS)
Total assets.................  $18,662 $17,963 $16,694  $15,848 $14,230 $14,415
Debt due within one year.....       32      24     102        7     878       7
Long-term debt...............    7,160   7,125   7,684    7,171   4,571   6,516
Time Warner General Partners'
 senior capital..............    1,663   1,536      --       --      --      --
Partners' capital............    6,233   6,000   6,437    6,437   6,717   5,809

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                               OPERATING
                                                               INCOME OF   NET
                                                                BUSINESS  INCOME
QUARTER                                               REVENUES  SEGMENTS  (LOSS)
-------                                               -------- ---------- ------
                                                               (MILLIONS)
1994
1st..................................................  $1,919     $203     $ 48
2nd..................................................   2,055      227       56
3rd..................................................   2,203      235       41
4th..................................................   2,283      183       16
Year.................................................   8,460      848      161
1993
1st..................................................  $1,757     $208     $ 93
2nd (a)..............................................   1,865      235       40
3rd (a)..............................................   2,174      279       76
4th..................................................   2,150      161      (11)
Year (a).............................................   7,946      883      198

--------
(a) Net income for each of the second and third quarters of 1993 includes an extraordinary loss on the retirement of debt of $2 million and $8 million, respectively.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

1994 VS. 1993

  TWE had revenues of $8.460 billion and net income of $161 million in 1994, compared to revenues of $7.946 billion and net income of $198 million in 1993. An extraordinary loss on the retirement of debt of $10 million and a one-time gain from the sale of certain assets are included in the 1993 results.

  Operating income and EBITDA for TWE in 1994 and 1993 were as follows:

                                                               YEARS ENDED
                                                              DECEMBER 31,
                                                         -----------------------
                                                         OPERATING
                                                          INCOME      EBITDA
                                                         --------- -------------
                                                         1994 1993  1994   1993
                                                         ---- ---- ------ ------
                                                                (MILLIONS)
Filmed Entertainment.................................... $257 $263 $  542 $  521
Programming--HBO........................................  236  213    255    230
Cable...................................................  355  407    994  1,034
                                                         ---- ---- ------ ------
Total................................................... $848 $883 $1,791 $1,785
                                                         ==== ==== ====== ======

  As a U.S. partnership, TWE is not subject to U.S. federal and state income taxation. Income and withholding taxes of $40 million in the year ended December 31, 1994, and $64 million in the year ended December 31, 1993 have been provided in respect of the operations of TWE's domestic and foreign subsidiary corporations.

  Certain factors affecting comparative operating results are discussed below on a business segment basis. That discussion includes, among other factors, an analysis of changes in the operating income of the business segments before depreciation and amortization ("EBITDA") in order to eliminate the effect on the operating performance of the filmed entertainment and cable businesses of significant amounts of amortization of intangible assets recognized in Time Warner's $14 billion acquisition of WCI in 1989, the $1.3 billion acquisition of the ATC minority interest in 1992 and other business combinations accounted for by the purchase method. Financial analysts generally consider EBITDA to be an important measure of comparative operating performance for the businesses of TWE, and when used in comparison to debt levels or the coverage of interest expense, as a measure of liquidity. However, EBITDA should be considered in addition to, not as a substitute for, operating income, net income, cash flow and other measures of financial performance and liquidity reported in accordance with generally accepted accounting principles.

  Filmed Entertainment. Revenues increased to $5.033 billion, compared to $4.557 billion in 1993. Operating income decreased to $257 million from $263 million. Depreciation and amortization, including amortization related to the purchase of WCI, amounted to $285 million in 1994 and $258 million in 1993. EBITDA increased to $542 million from $521 million. Worldwide home video, syndication and consumer products revenues increased at Warner Bros., offset in part by lower worldwide theatrical revenues. Revenues at Six Flags increased as a result of overall attendance growth and higher revenues per visitor. Operating income and EBITDA margins decreased principally as a result of lower theatrical results in comparison to the exceptionally strong theatrical results in 1993.

  Programming--HBO. Revenues increased to $1.494 billion, compared to $1.435 billion in 1993. Operating income increased to $236 million from $213 million. Depreciation and amortization amounted to $19 million in 1994 and $17 million in 1993. EBITDA increased to $255 million from $230 million. Revenues benefited from an increase in subscribers and higher pay-TV rates. Operating income, EBITDA and operating margins improved principally as a result of the revenue gains.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(CONTINUED)

  Cable. Revenues increased to $2.220 billion, compared to $2.205 billion in 1993. Operating income decreased to $355 million from $407 million. Depreciation and amortization, including amortization related to the purchase of WCI and the acquisition of the ATC minority interest, amounted to $639 million in 1994 and $627 million in 1993. EBITDA decreased to $994 million from $1.034 billion. Revenues and operating results in 1994 were adversely affected by two rounds of cable rate regulation that in general reduced the rates cable operators are allowed to charge for regulated services, the first of which went into effect in September 1993 and the second of which went into effect in July 1994. The unfavorable effects of rate regulation were offset in part by an increase in subscribers and nonregulated revenues. Actions that were undertaken to mitigate the impact of rate regulation included a number of cost containment measures and a continued emphasis on near and long-term strategies to increase revenues from unregulated services.

  Interest and Other, Net. Interest and other, net, increased to $587 million in 1994, compared to $551 million in 1993. Interest expense decreased to $563 million, compared with $573 million in 1993. There was other expense, net, of $24 million in 1994, compared to other income, net, of $22 million in 1993. Investment-related and foreign currency contract losses in 1994 exceeded an increase in interest income on higher cash balances and the interest-bearing note receivable from U S WEST. A gain on the sale of certain assets and other investment-related income exceeded investment losses in 1993.

1993 VS. 1992

  TWE had 1993 revenues of $7.946 billion, income of $208 million before an extraordinary loss of $10 million on the retirement of debt and net income of $198 million, compared to 1992 revenues of $6.761 billion ($7.251 billion on a restated basis) and net income of $160 million.

Operating income and EBITDA for TWE for 1993 and 1992 were as follows:

                                           YEARS ENDED DECEMBER 31,
                         -------------------------------------------------------------
                                OPERATING INCOME                    EBITDA
                         ------------------------------ ------------------------------
                         HISTORICAL RESTATED HISTORICAL HISTORICAL RESTATED HISTORICAL
                            1993      1992      1992       1993      1992      1992
                         ---------- -------- ---------- ---------- -------- ----------
                                                  (MILLIONS)
Filmed Entertainment....    $263      $235      $194      $  521    $  495    $  385
Programming--HBO........     213       201       201         230       215       215
Cable...................     407       400       400       1,034       977       977
                            ----      ----      ----      ------    ------    ------
Total...................    $883      $836      $795      $1,785    $1,687    $1,577
                            ====      ====      ====      ======    ======    ======

  Filmed Entertainment. Revenues increased to $4.557 billion compared to $3.455 billion ($3.945 billion on a restated basis) in 1992. Operating income increased to $263 million from $194 million ($235 million on a restated basis). Depreciation and amortization, including amortization related to the purchase of WCI, amounted to $258 million in 1993 and $191 million ($260 million on a restated basis) in 1992. EBITDA increased to $521 million from $385 million ($495 million on a restated basis). The increase in revenues, operating income and EBITDA on an historical basis resulted primarily from the inclusion in 1993 of the operating results of Six Flags, which previously had been accounted for using the equity method. Revenues at Warner Bros. increased during the period primarily due to increases in international theatrical, international syndication and domestic home video revenues, as well as increased revenues from retail operations. Record international revenues of $1.650 billion would have been greater but for unfavorable exchange rate fluctuations. Warner Bros. ranked number one at both the domestic and international box office in 1993, led by the success of The Fugitive and The Bodyguard. Revenues at Six Flags increased, benefiting from higher revenues per visitor. Operating income and EBITDA benefited from the revenue gains.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(CONTINUED)

  Programming--HBO. Revenues decreased to $1.435 billion compared to $1.444 billion in 1992. Operating income increased to $213 million from $201 million. Depreciation and amortization amounted to $17 million in 1993 and $14 million in 1992. EBITDA increased to $230 million from $215 million. The decrease in revenues reflects lower HBO Video sales, which in 1992 were favorably affected by a children's sell-thru title, offset in part by higher subscriber revenues, principally as a result of higher pay-TV rates at HBO and an increase in subscribers. Operating income and EBITDA benefited primarily from improved results from new businesses, including Time Warner Sports and the Comedy Central joint venture.

  Cable. Revenues increased to $2.205 billion compared to $2.091 billion in 1992. Operating income increased to $407 million from $400 million. Depreciation and amortization, including amortization related to the purchase of WCI and the acquisition of the ATC minority interest amounted to $627 million in 1993 and $577 million in 1992. EBITDA increased to $1.034 billion from $977 million. Revenues increased principally as a result of growth in the number of cable subscribers and increases in advertising sales and pay-per-view. The increase in subscribers accounted for approximately three quarters of the revenue increase. Operating income and EBITDA benefited from the revenue gains and increased income from cable joint ventures, but was negatively affected in the fourth quarter by the first round of cable rate regulation, which went into effect on September 1, 1993.

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

FINANCIAL CONDITION AND LIQUIDITY

DECEMBER 31, 1994

  Despite the $7 billion of debt incurred by Time Warner in its 1989 acquisition of Warner Communications Inc. that was allocated to TWE under the pushdown method of accounting and the adverse effects on the cable business since September 1993 from government-imposed rate regulation, TWE continues to be able to finance growth and expansion in critical areas. In the last three years alone, TWE has spent approximately $900 million making new investments and acquisitions and approximately $2.2 billion on capital expenditures. Annual improvements in EBITDA and the $2.8 billion of capital contributions (excluding the $771 million uncollected portion of the U S WEST Note) by ITOCHU, Toshiba and U S WEST, have enabled TWE to finance this level of investment while at the same time maintaining its leverage and coverage ratios at relatively constant levels.

  A commonly-used leverage ratio is total debt, less cash ("Net debt") to total business segment EBITDA, less corporate expenses ("Adjusted EBITDA"). A commonly-used coverage ratio is Adjusted EBITDA to total interest expense. Those ratios for 1994 and 1993 were as follows:

                                                                     1994  1993
                                                                     ----- -----
Net debt/Adjusted EBITDA............................................ 3.54x 3.37x
Adjusted EBITDA/Interest expense.................................... 3.07x 3.01x

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(CONTINUED)

  The financial condition of TWE at December 31, 1994 remained essentially unchanged from year end 1993, but is expected to be significantly affected by the formation of the TWE-Advance/Newhouse Partnership and other cable transactions announced by Time Warner for 1995. TWE had $7.2 billion of long-term debt at December 31, 1994, $1.7 billion of Time Warner General Partners' senior capital and $6.2 billion of partners' capital (net of the $771 million uncollected portion of the U S WEST Note), compared to $7.1 billion of long-term debt, $1.5 billion of Time Warner General Partners' senior capital and $6 billion of partners' capital at December 31, 1993. Cash and equivalents were $1.1 billion at December 31, 1994 compared to $1.3 billion at December 31, 1993, resulting in net debt of $6.1 billion and $5.8 billion, respectively. Time Warner and TWE entered into a credit agreement in 1994 that allows Time Warner to borrow up to $400 million from TWE through September 15, 2000. Time Warner borrowed $400 million in 1994 under the credit agreement. Under TWE's bank credit agreement, TWE's loans to Time Warner cannot exceed $1.1 billion at December 31, 1994, increasing to no more than $1.5 billion on July 1, 1995.

  During the latter half of 1994 and continuing into 1995, Time Warner and TWE announced a series of cable transactions, all of which are subject to customary franchise and regulatory approvals, that are expected to increase the total number of cable subscribers under the management of Time Warner Cable to approximately 11.5 million, compared to 7.5 million at the end of 1994. As part of this cable television expansion, TWE will own a two-thirds interest in a joint venture it will form with subsidiaries of Advance and Newhouse, which will contribute cable television systems that serve approximately 1.4 million basic television subscribers. In accordance with the TWE-Advance/Newhouse joint venture agreement, certain cable systems to be acquired by Time Warner in its acquisitions of Summit Communications Group, Inc., KBLCOM Incorporated and Cablevision Industries Corporation and related companies, may be transferred on a tax-efficient basis to the TWE-Advance/Newhouse Partnership. Such transfers, if they are made, are expected to be structured on a leveraged basis. New or revised bank credit facilities will be required for TWE and the TWE-Advance/Newhouse Partnership as a result of these transactions, which management feels will be obtained at a reasonable cost.

  Time Warner also has announced its intention to enhance its financial position and that of TWE through sales of non-core assets, which may include certain smaller, unclustered cable systems and certain investments owned by TWE. Proceeds from asset sales will be used to reduce debt.

  The formation of the TWE-Advance/Newhouse Partnership and sales of non-core assets are expected to improve TWE's leverage and coverage ratios. In accordance with the TWE-Advance/Newhouse joint venture agreement, certain of Time Warner's newly-acquired cable systems may be transferred on a tax-efficient basis to the TWE-Advance/Newhouse Partnership. Such transfers, if they are made, are expected to be structured on a leveraged basis, which could result in an overall adverse impact on the TWE ratios.

  Because of the announced transactions, Time Warner will explore the possibility of bringing its various interests in cable operations together in a separate, self-financed operating unit. This process is expected to be undertaken over a 12-18 month period and will be dependent on, among other things, successful negotiations with TWE's partners and certain creditors, and the receipt of franchise and other regulatory approvals. Accordingly, there can be no assurance that the effort will succeed.

  During 1994, cash provided by TWE operations amounted to $1.296 billion and consisted of $1.791 billion of EBITDA from the Filmed Entertainment, Programming-HBO and Cable businesses and a reduction in working capital requirements, less $521 million of interest payments, $69 million of income taxes and $60 million of corporate expenses. Cash provided by operations of $1.271 billion in 1993 consisted of

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(CONTINUED)

$1.785 billion of business segment EBITDA and a reduction in working capital requirements, less $450 million of interest payments, $70 million of income taxes and $60 million of corporate expenses. Capital expenditures increased to $1.153 billion in 1994, compared to $613 million in 1993. Capital spending by Time Warner Cable amounted to $699 million in 1994, compared to $352 million in 1993, and was financed in part through $234 million of collections on the U S WEST Note. Cable capital expenditures are budgeted to exceed $1 billion for 1995, and are expected to be partially financed by $550 million of collections on the U S WEST Note. Because management believes that the conversion from coaxial to fiber-optic cable is essential to achieving long-term growth in revenue from telephony and unregulated cable services, significant cable capital expenditures also are expected in subsequent years and will be timed to match the rate at which demand for the new services develops.

  Warner Bros.' backlog, representing the amount of future revenue not yet recorded from cash contracts for the licensing of films for pay and basic cable, network and syndicated television exhibition, amounted to $852 million at December 31, 1994, compared to $724 million at December 31, 1993 (including amounts relating to HBO of $175 million at December 31, 1994 and $178 million at December 31, 1993). The backlog excludes advertising barter contracts.

  Management believes that TWE's 1995 operating cash flow, cash and equivalents, collections on the U S WEST Note and additional borrowing capacity are sufficient to meet its capital and liquidity needs.

  Foreign exchange contracts are used primarily to hedge the risk that unremitted or future license fees owed to TWE domestic companies for the sale or anticipated sale of U.S. copyrighted products abroad may be adversely affected by changes in exchange rates. TWE is reimbursed by or reimburses Time Warner for Time Warner contract gains and losses related to TWE's exposure. At December 31, 1994, Time Warner had contracts for the sale of $551 million and the purchase of $109 million of foreign currencies at fixed rates and maturities of three months or less. Of Time Warner's $442 million net sale contract position, $188 million related to TWE's exposure, primarily Japanese yen (41% of net contract position related to TWE), French francs (18%), German marks (12%) and Canadian dollars (11%), compared to a net sale contract position of $226 million of foreign currencies at December 31, 1993.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                           SUPPLEMENTARY INFORMATION
                 SUMMARIZED FINANCIAL INFORMATION OF SIX FLAGS

  Six Flags was formed by a group of companies, including a subsidiary of Time Warner ("Enterprises") which owned 50% of Six Flags common stock, to effect the acquisition on December 29, 1991 of Six Flags Theme Parks Inc. ("1991 SF Acquisition"). Enterprises' interest in Six Flags was contributed to TWE at the TWE capitalization. In December 1992, Six Flags redeemed certain of its equity with $102 million of proceeds from the issuance of zero coupon senior notes due 1999 and $12 million of proceeds from the issuance of additional shares of Six Flags common stock ("1992 SF Recapitalization"). TWE continued to own 50% of the common stock of Six Flags following the 1992 SF Recapitalization, until September 17, 1993, when it provided Six Flags with $136 million to repurchase all the common stock held by the other stockholders and preferred stock of certain subsidiaries. TWE also provided $414 million to finance the repurchase or retirement of all the indebtedness of Six Flags and its subsidiaries, except for the zero coupon senior notes due 1999 ("1993 SF Acquisition and Refinancing"). As a result of the 1993 SF Acquisition and Refinancing, TWE has consolidated Six Flags effective January 1, 1993. Summarized financial information of Six Flags is set forth below:

SIX FLAGS ENTERTAINMENT CORPORATION

                                                               YEARS ENDED
                                                               IN DECEMBER
                                                             -----------------
                                                             1994 1993   1992
                                                             ---- -----  -----
                                                                (MILLIONS)
OPERATING STATEMENT INFORMATION
Revenues.................................................... $557  $533  $ 490
Operating income............................................   68    55     51
Income (loss) before extraordinary item (a).................    8     2     (6)
Net income (loss) (a).......................................    8    (8)    (6)
                                                                  YEARS ENDED
                                                                  IN DECEMBER
                                                                  ------------
                                                                  1994   1993
                                                                  -----  -----
                                                                   (MILLIONS)
BALANCE SHEET INFORMATION
Total assets................................................      $ 894  $ 900
Zero coupon senior notes due 1999 (9.25% yield).............        123    112
Capital lease obligations to TWE, weighted average interest
 rates
 of 6.7% and 6.3% (b).......................................        401    301
Long-term notes due to TWE, weighted average interest rates
 of 9.2% and 10%............................................         75    226
Shareholders' equity........................................         99     90

--------
(a) The 1993 SF Acquisition and Refinancing, certain transactions with respect to the 1992 SF Recapitalization, and the 1991 SF Acquisition were accounted for using the purchase method of accounting for business combinations. If the 1993 SF Acquisition and Refinancing had occurred at the beginning of the year, the 1993 income before extraordinary item would have been $7 million; if the 1992 SF Recapitalization had occurred at the beginning of the year, the 1992 net loss would have been $18 million.

(b) Six Flags has entered into sale and leaseback transactions with TWE with respect to all of its wholly-owned theme parks. Sale proceeds of $114 million in 1994 and $301 million in 1993 were used to repay indebtedness to TWE incurred in connection with the 1993 SF Acquisition and Refinancing. The leases have been accounted for as capital leases and expire in 2008.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                SCHEDULE VIII-VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

                                                ADDITIONS
                                     BALANCE AT CHARGED TO               BALANCE
                                     BEGINNING  COSTS AND                AT END
            DESCRIPTION              OF PERIOD   EXPENSES  DEDUCTIONS   OF PERIOD
            -----------              ---------- ---------- ----------   ---------
                                                     (MILLIONS)
1994:
Reserves deducted from accounts re-
 ceivable:
 Allowance for doubtful accounts...     $161       $ 49      $ (22)(a)    $188
 Reserves for sales returns and al-
  lowances.........................       96        164       (142)(b)     118
                                        ----       ----      -----        ----
  Total............................     $257       $213      $(164)       $306
                                        ====       ====      =====        ====
1993:
Reserves deducted from accounts re-
 ceivable:
 Allowance for doubtful accounts...     $166       $ 27      $ (32)(a)    $161
 Reserves for sales returns and al-
  lowances.........................       74        131       (109)(b)      96
                                        ----       ----      -----        ----
  Total............................     $240       $158      $(141)       $257
                                        ====       ====      =====        ====
1992:
Reserves deducted from accounts re-
 ceivable:
 Allowance for doubtful accounts...     $152       $ 62      $ (48)(a)    $166
 Reserves for sales returns and al-
  lowances.........................       78         86        (90)(b)      74
                                        ----       ----      -----        ----
  Total............................     $230       $148      $(138)       $240
                                        ====       ====      =====        ====

--------
(a) Represents uncollectible receivables charged against the reserve.
(b) Represents returns or allowances applied against the reserve.

                                 EXHIBIT INDEX

                                                                     SEQUENTIAL
 EXHIBIT                                                                PAGE
  NUMBER                         DESCRIPTION                           NUMBER
 -------                         -----------                         ----------
 3.(i)(a) Restated Certificate of Incorporation of the Registrant         *
          as filed with the Secretary of State of the State of
          Delaware on May 26, 1993 (which is incorporated herein
          by reference to Exhibit 3 to the Registrant's Quarterly
          Report on Form 10-Q for the quarter ended June 30, 1993
          (the "June 1993 Form 10-Q").
 3.(i)(b) Certificate of Ownership and Merger merging TWE Holdings        *
          Inc. into Time Warner Inc. as filed with the Secretary
          of State of the State of Delaware on September 24, 1993
          (which is incorporated herein by reference to Exhibit
          3.(i)(b) to the Registrant's Annual Report on Form 10-K
          for the year ended December 31, 1993 (the "Registrant's
          1993 Form 10-K")).
 3.(i)(c) Certificate of the Voting Powers, Designations,                 *
          Preferences and Relative Participating, Optional and
          Other Rights and Qualifications of Series A
          Participating Cumulative Preferred Stock of the
          Registrant as filed with the Secretary of State of the
          State of Delaware on January 26, 1994 (which is
          incorporated herein by reference to Exhibit 3.(i)(c) to
          the Registrant's 1993 Form 10-K).
 3.(ii)   By-laws of the Registrant, as amended through March 18,         *
          1993 (which is incorporated herein by reference to
          Exhibit 3.3 to the Registrant's Annual Report on Form
          10-K for the year ended December 31, 1992 (the
          "Registrant's 1992 Form 10-K")).
 4.1      Specimen Certificate of the Registrant's Common Stock           *
          (which is incorporated herein by reference to Exhibit
          4.1 to the Registrant's Annual Report on Form 10-K for
          the year ended December 31, 1991 (the "Registrant's 1991
          Form 10-K").
 4.2      Specimen Certificate of Series B 6.4% Preferred Stock of        *
          the Registrant (which is incorporated herein by
          reference to Exhibit 3.2 to the Registrant's Quarterly
          Report on Form 10-Q for the quarter ended June 30,
          1990).
 4.3      Indenture dated as of March 15, 1993 between the                *
          Registrant and Chemical Bank, as Trustee, relating to
          the 8 3/4% Convertible Subordinated Debentures due 2015
          of the Registrant (which is incorporated herein by
          reference to Exhibit 4.4 to the Registrant's 1992 Form
          10-K).
 4.4      Specimen Certificate of the Registrant's 8 3/4%                 *
          Convertible Subordinated Debentures due 2015 (which is
          incorporated herein by reference to Exhibit 4.5 to the
          Registrant's 1992 Form 10-K).
 4.5      Rights Agreement dated as of January 20, 1994 between           *
          the Registrant and Chemical Bank, as Rights Agent (which
          is incorporated herein by reference to Exhibit 4(a) to
          the Registrant's Current Report on Form 8-K dated
          January 20, 1994).
 4.6      Indenture dated as of April 30, 1992, as amended by the         *
          First Supplemental Indenture, dated as of June 30, 1992,
          among Time Warner Entertainment Company, L.P. ("TWE"),
          the Registrant, certain of its subsidiaries party
          thereto and The Bank of New York, as Trustee (which is
          incorporated herein by reference to Exhibits 10(g) and
          10(h) to the Registrant's Current Report on Form 8-K
          dated July 14, 1992).
 4.7      Second Supplemental Indenture, dated as of December 9,          *
          1992, among TWE, the Registrant, certain of its
          subsidiaries party thereto and The Bank of New York, as
          Trustee (which is incorporated herein by reference to
          Exhibit 4.2 to Amendment No. 1 to the Registration
          Statement on Form S-4 Reg. No. 33-67688 of TWE filed
          with the Commission on October 25, 1993 (the "1993 TWE
          S-4")).

                                                                     SEQUENTIAL
 EXHIBIT                                                                PAGE
 NUMBER                         DESCRIPTION                            NUMBER
 -------                        -----------                          ----------
   4.8   Third Supplemental Indenture, dated as of October 12,            *
         1993, among TWE, the Registrant, certain of its
         subsidiaries party thereto and The Bank of New York, as
         Trustee (which is incorporated herein by reference to
         Exhibit 4.3 to the 1993 TWE S-4).
   4.9   Fourth Supplemental Indenture, dated as of March 29,             *
         1994, among TWE, the Registrant, certain of its
         subsidiaries party thereto and The Bank of New York, as
         Trustee (which is incorporated herein by reference to
         Exhibit 4.4 to TWE's Annual Report on Form 10-K for the
         year ended December 31, 1993 ("TWE's 1993 Form
         10-K")).
   4.10  Fifth Supplemental Indenture, dated as of December 28,           *
         1994 among TWE, the Registrant, certain of its
         subsidiaries party thereto and The Bank of New York, as
         Trustee (which is incorporated herein by reference to
         Exhibit 4.5 to TWE's Annual Report on Form 10-K for the
         year ended December 31, 1994 ("TWE's 1994 Form
         10-K")).
   4.11  Indenture, dated as of October 15, 1985, between the             *
         Registrant and Marine Midland Bank, N.A., as successor
         Trustee (which is incorporated herein by reference to
         Exhibit 4(a) to the Registrant's Registration Statement
         on Form S-3 Reg. No. 33-724 filed with the Commission on
         October 8, 1985).
   4.12  Indenture dated as of October 15, 1992, as amended by the        *
         First Supplemental Indenture dated as of December 15,
         1992, as supplemented by the Second Supplemental
         Indenture dated as of January 15, 1993, between the
         Registrant and Chemical Bank, as Trustee (which is
         incorporated herein by reference to Exhibit 4.10 to the
         Registrant's 1992 Form 10-K).
   4.13  Indenture dated as of January 15, 1993, between the              *
         Registrant and Chemical Bank, as Trustee (which is
         incorporated herein by reference to Exhibit 4.11 to the
         Registrant's 1992 Form 10-K).
   4.14  First Supplemental Indenture dated as of June 15, 1993,          *
         between the Registrant and Chemical Bank, as Trustee, to
         the Indenture dated as of January 15, 1993 between the
         Registrant and Chemical Bank, as Trustee, including as
         Exhibit A the Form of Liquid Yield Option Note due 2013
         (which is incorporated herein by reference to Exhibit 4
         to the Registrant's June 1993 Form 10-Q).
  10.1   Time Warner 1981 Stock Option Plan, as amended through           *
         May 14, 1991 (which is incorporated herein by reference
         to Exhibit 10.1 to the Registrant's 1991 Form 10-K).
  10.2   Time Warner 1986 Stock Option Plan, as amended through           *
         May 14, 1991 (which is incorporated herein by reference
         to Exhibit 10.2 to the Registrant's 1991 Form 10-K).
  10.3   1988 Stock Incentive Plan of Time Warner Inc., as amended        *
         through May 14, 1991 (which is incorporated herein by
         reference to Exhibit 10.3 to the Registrant's 1991 Form
         10-K).
  10.4   Time Warner 1989 Stock Incentive Plan, as amended through        *
         May 14, 1991 (which is incorporated herein by reference
         to Exhibit 10.4 to the Registrant's 1991 Form 10-K).
  10.5   Time Warner 1989 WCI Replacement Stock Option Plan, as
         amended through February 14, 1995.
  10.6   Time Warner 1989 Lorimar Non-Employee Replacement Stock          *
         Option Plan, as amended through May 14, 1991 (which is
         incorporated herein by reference to Exhibit 10.6 to the
         Registrant's 1991 Form 10-K).
  10.7   Time Warner 1994 Stock Option Plan, as amended through
         November 17, 1994.

                                                                     SEQUENTIAL
 EXHIBIT                                                                PAGE
 NUMBER                         DESCRIPTION                            NUMBER
 -------                        -----------                          ----------
  10.8   Time Warner Corporate Group Stock Incentive Plan, as
         amended through May 14, 1991.
  10.9   Time Warner 1988 Restricted Stock Plan for Non-Employee          *
         Directors, as amended through November 18, 1993 (which is
         incorporated herein by reference to Exhibit 10.8 to the
         Registrant's 1993 Form 10-K).
  10.10  Deferred Compensation Plan for Directors of Time Warner,         *
         as amended through November 18, 1993 (which is
         incorporated herein by reference to Exhibit 10.9 to the
         Registrant's 1993 Form 10-K).
  10.11  Time Warner Retirement Plan for Outside Directors, as            *
         amended through September 21, 1989 (which is incorporated
         herein by reference to Exhibit 10.10 to the Registrant's
         1991 Form 10-K).
  10.12  Time Warner Annual Bonus Plan for the Chief Executive            *
         Officer (which is incorporated herein by reference to
         Annex A to the Registrant's definitive Proxy Statement
         dated March 30, 1994, used in connection with the
         Registrant's 1994 Annual Meeting of Stockholders).
  10.13  Amended and Restated Employment and Termination Agreement        *
         dated as of March 3, 1989, as amended and restated as of
         January 10, 1990, between the Registrant and
         J. Richard Munro (which is incorporated herein by
         reference to Exhibit 10.26 to the Registrant's Annual
         Report on Form 10-K for the year ended December 31,
         1989).
  10.14  Amended and Restated Employment Agreement dated as of            *
         November 15, 1990, between the Registrant and Gerald M.
         Levin (which is incorporated herein by reference to
         Exhibit 10.26 to the Registrant's Annual Report on Form
         10-K for the year ended December 31, 1990 (the
         "Registrant's 1990 Form 10-K")).
  10.15  Amended and Restated Employment Agreement made as of             *
         August 23, 1989, as amended on July 21, 1993, between WCI
         and the Registrant, on the one hand, and Bert W.
         Wasserman, on the other hand (which is incorporated
         herein by reference to Exhibit 10.1 to the Registrant's
         Quarterly Report on Form 10-Q for the quarter ended
         September 30, 1993).
  10.16  Employment Agreement made as of September 19, 1990,              *
         between the Registrant and Peter R. Haje (which is
         incorporated herein by reference to Exhibit 10.29 to the
         Registrant's 1990 Form 10-K).
  10.17  Employment Agreement made as of November 2, 1994, between the Registrant and Richard D. Parsons.
  10.18  Employment Agreement effective as of January 1, 1995, between the Registrant and Richard J. Bressler.
  10.19  Amended and Restated Employment Agreement effective as of
         January 1, 1994, between the Registrant and Tod R.
         Hullin.
  10.20  Amended and Restated Employment Agreement effective as of
         January 1, 1994, between the Registrant and Philip R.
         Lochner, Jr.
  10.21  Employment Agreement dated as of February 1, 1992,               *
         between the Registrant and Timothy A. Boggs (which is
         incorporated herein by reference to Exhibit 10.2 to the
         Registrant's 1992 Form 10-K).
  10.22  Employment Agreement dated as of July 1, 1992, between           *
         the Registrant and Geoffrey W. Holmes (which is
         incorporated herein by reference to Exhibit 10 to the
         Registrant's Quarterly Report on Form 10-Q for the
         quarter ended September 30, 1992).
  10.23  The Time Warner Deferred Compensation Plan, as amended and restated as of November 1, 1994, as amended by
         Amendment No. 1, effective as of December 7, 1994, and
         Amendment No. 2, effective as of January 1, 1994.

                                                                     SEQUENTIAL
 EXHIBIT                                                                PAGE
 NUMBER                         DESCRIPTION                            NUMBER
 -------                        -----------                          ----------
  10.24  Travel and Accident Insurance Policy issued by INA Life          *
         Insurance Company of New York (which is incorporated
         herein by reference to Exhibit 10.44 to the Registrant's
         Annual Report on Form 10-K for the year ended December
         31, 1988).
  10.25  Amended and Restated Credit Agreement, dated as of June          *
         23, 1992, among TWE, Bankers Trust Company and Chemical
         Bank, as Managing Agents, the Co-Agents and Agents named
         therein and the banks named therein (which is
         incorporated herein by reference to Exhibit 10(f) to the
         Registrant's Current Report on Form 8-K dated July 14,
         1992 (the "July Form 8-K")).
  10.26  Amendment No. 1 to the Amended and Restated Credit               *
         Agreement, dated as of June 23, 1992, among TWE, Bankers
         Trust Company and Chemical Bank, as Managing Agents, the
         Co-Agents and Agents named therein and the banks named
         therein (which is incorporated herein by reference to
         Exhibit 10.24 to the Registration Statement on
         Form S-4 Reg. No. 33-61338 of Six Flags Entertainment
         Corporation filed with the Commission on April 20, 1993).
  10.27  Amendment No. 2 to the Amended and Restated Credit               *
         Agreement, dated as of June 23, 1992, among TWE, Bankers
         Trust Company and Chemical Bank, as Managing Agents, the
         Co-Agents and Agents named therein and the banks named
         therein (which is incorporated herein by reference to
         Exhibit 10.3 to the 1993 TWE S-4).
  10.28  Amendment No. 3 to the Amended and Restated Credit               *
         Agreement, dated as of
         June 23, 1992, among TWE, Bankers Trust Company and
         Chemical Bank, as Managing Agents, the Agents and Co-
         Agents named therein and the banks named therein (which
         is incorporated herein by reference to Exhibit 10.4 to
         the 1993 TWE S-4).
  10.29  Amendment No. 4 to the Amended and Restated Credit               *
         Agreement, dated as of
         June 23, 1992, among TWE, Bankers Trust Company and
         Chemical Bank, as Managing Agents, the Agents and the Co-
         Agents named therein and the banks named therein (which
         is incorporated herein by reference to Exhibit 10.5 to
         TWE's 1993 Form 10-K).
  10.30  Amendment No. 5 to the Amended and Restated Credit               *
         Agreement, dated as of July 1, 1994, among TWE, Bankers
         Trust Company and Chemical Bank, as Managing Agents, the
         Agents and the Co-Agents named therein and the banks
         named therein (which is incorporated herein by reference
         to Exhibit 10.1 to the Registrant's Quarterly Report on
         Form 10-Q for the period ended June 30, 1994).
  10.31  Amendment No. 6 to the Amended and Restated Credit               *
         Agreement, dated as of
         February 1, 1995 among TWE, Bankers Trust Company and
         Chemical Bank, as Managing Agents, the Agents and the Co-
         Agents named therein and the banks named therein (which
         is incorporated herein by reference to Exhibit 10.7 to
         TWE's 1994 Form 10-K).
  10.32  Agreement of Limited Partnership, dated as of October 29,        *
         1992, as amended by the Letter Agreement, dated February
         11, 1992, and the Letter Agreement dated June 23, 1992,
         among the Registrant and certain of its subsidiaries,
         ITOCHU Corporation and Toshiba Corporation (which is
         incorporated herein by reference to Exhibit (A) to the
         Registrant's Current Report on Form 8-K dated October 29,
         1991 and Exhibits 10(b) and 10(c) to the Registrant's
         Current Report on Form 8-K dated July 14, 1992).
  10.33  Admission Agreement, dated as of May 16, 1993, between           *
         TWE and U S WEST, Inc. (which is incorporated herein by
         reference to Exhibit 10(a) to TWE's Current Report on
         Form 8-K dated May 16, 1993).
  10.34  Amendment Agreement, dated as of September 14, 1993,             *
         amending the TWE Partnership Agreement, as amended (which
         is incorporated herein by reference to Exhibit 3.2 to
         TWE's 1993 Form 10-K).

                                                                     SEQUENTIAL
 EXHIBIT                                                                PAGE
 NUMBER                         DESCRIPTION                            NUMBER
 -------                        -----------                          ----------
  10.35  Letter Agreement, dated May 16, 1993, between the                *
         Registrant and ITOCHU Corporation (which is incorporated
         herein by reference to Exhibit 10(b) to TWE's Current
         Report on Form 8-K dated May 16, 1993).
  10.36  Letter Agreement, dated May 16, 1993, between the                *
         Registrant and Toshiba Corporation (which is incorporated
         herein by reference to Exhibit 10(c) to TWE's Current
         Report on Form 8-K dated May 16, 1993).
  10.37  Option Agreement, dated as of September 15, 1993, between        *
         TWE and U S WEST, Inc. (which is incorporated herein by
         reference to Exhibit 10.9 to TWE's 1993 Form 10-K).
  10.38  Promissory Note of U S WEST Cable Corporation, dated             *
         September 15, 1993 (which is incorporated herein by
         reference to Exhibit 10.10 to TWE's 1993 Form 10-K).
  10.39  Guarantee, dated as of September 15, 1993, by U S WEST,          *
         Inc. of the Promissory Note of U S WEST Cable
         Corporation, dated September 15, 1993 (which is
         incorporated herein by reference to Exhibit 10.11 to
         TWE's 1993 Form 10-K).
  10.40  Contribution Agreement dated as of September 9, 1994             *
         among TWE, Advance Publications, Inc., Newhouse
         Broadcasting Corporation, Advance/Newhouse Partnership,
         and Time Warner Entertainment-Advance/Newhouse
         Partnership (which is incorporated herein by reference to
         Exhibit 10(a) to TWE's Current Report on Form 8-K dated
         September 9, 1994 ("TWE's September Form 8-K")).
  10.41  Partnership Agreement, dated as of September 9, 1994,            *
         between TWE and Advance/Newhouse Partnership (which is
         incorporated herein by reference to Exhibit 10(b) to
         TWE's September Form 8-K).
  10.42  Agreement and Plan of Merger dated as of January 26,             *
         1995, among KBLCOM Incorporated, Houston Industries
         Incorporated, Registrant and TW KBLCOM Acquisition Sub
         (which is incorporated herein by reference to Exhibit
         2(a) to the Registrant's Current Report on Form 8-K dated
         January 26, 1995).
  10.43  Agreement and Plan of Merger dated as of February 6,             *
         1995, among Cablevision Industries Corporation, Alan
         Gerry, Registrant and TW CVI Acquisition Sub (which is
         incorporated herein by reference to Exhibit 2(a) to the
         Registrant's Current Report on Form 8-K dated February 6,
         1995 (the "February Form 8-K")).
  10.44  Agreement and Plan of Merger dated as of February 6,             *
         1995, among Cablevision Properties, Inc., Alan Gerry and
         Registrant (which is incorporated herein by reference to
         Exhibit 2(b) to the February Form 8-K).
  10.45  Agreement and Plan of Merger dated as of February 6,             *
         1995, among Cablevision Management Corporation of
         Philadelphia, Alan Gerry and Registrant (which is
         incorporated herein by reference to Exhibit 2(c) to the
         February Form 8-K).
  10.46  Purchase Agreement dated as of February 6, 1995, among           *
         Alan Gerry, Cablevision Industries of Delaware, Inc., ARA
         Cablevision Inc., Cablevision Industries Limited
         Partnership, Cablevision Industries of Tennessee L.P.,
         Cablevision Industries of Saratoga Associates,
         Cablevision of Fairhaven/Acushnet, Cablevision Industries
         of Middle Florida, Inc., Cablevision Industries of
         Florida, Inc. and Registrant (which is incorporated
         herein by reference to Exhibit 2(d) to the February Form
         8-K).
  10.47  Supplemental Agreement dated as of February 6, 1995,             *
         including Annex A thereto, among Cablevision Industries
         Corporation, Cablevision Industries of Delaware, Inc.,
         ARA Cablevision Inc., Cablevision Industries Limited
         Partnership, Cablevision Industries of Tennessee L.P.,
         Cablevision Industries of Saratoga Associates,
         Cablevision of Fairhaven/Acushnet, Cablevision Industries
         of Middle Florida, Inc., Cablevision Industries of
         Florida, Inc., Alan Gerry, Registrant and TW CVI
         Acquisition Sub. (which is incorporated herein by
         reference to Exhibit 2(e) to the February Form 8-K).

                                                                     SEQUENTIAL
 EXHIBIT                                                                PAGE
 NUMBER                         DESCRIPTION                            NUMBER
 -------                        -----------                          ----------
  21     Subsidiaries of the Registrant.
  23.1   Consent of Ernst & Young LLP, Independent Auditors.
  23.2   Consent of Price Waterhouse LLP, Independent Accountants.
  24     Powers of Attorney, dated as of March 30, 1995.
  27     Financial Data Schedule.
  99.1   The 1994 financial statements of the Time Warner Service
         Partnerships and the report of independent auditors
         thereon.
  99.2   The 1994 financial statements and financial statement
         schedule of Paragon Communications and the report of
         independent accountants thereon.
  99.3   Annual Report on Form 11-K of the Time Warner Employees'
         Savings Plan for the year ended December 30, 1994 (to be
         filed by amendment).
  99.4   Annual Report on Form 11-K of the Time Warner Thrift Plan
         for the year ended December 31, 1994 (to be filed by
         amendment).
  99.5   Annual Report on Form 11-K of the Time Warner Cable
         Employees Savings Plan for the year ended December 31,
         1994 (to be filed by amendment).
  99.6   Annual Report on Form 11-K of the Paragon Communications
         Employees Stock Savings Plan for the year ended December
         31, 1994 (to be filed by amendment).

--------
* Incorporated by reference.

The Registrant hereby agrees to furnish to the Securities and Exchange Commission at its request copies of long-term debt instruments defining the rights of holders of the Registrant's outstanding long-term debt that are not required to be filed herewith.