Form 10-Q
period 1995-03-31
TIME WARNER INC
filed 1995-05-15
CIK 736157

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C.  20549

                              FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934 for the quarterly period ended March 31, 1995 , or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock - $1 par value                             379,863,970
Description of Class                                Shares Outstanding
                                                   as of April 30, 1995

                             TIME WARNER INC. AND
                    TIME WARNER ENTERTAINMENT COMPANY, L.P.


                           INDEX TO FORM 10-Q


                                                                Page
                                                        Time
                                                        Warner      TWE

PART I.  FINANCIAL INFORMATION

   Consolidated balance sheets at March 31, 1995 and
   December 31, 1994                                        1       16

   Consolidated statements of operations for the three
   months ended March 31, 1995 and 1994                     2       17

   Consolidated statements of cash flows for the three
   months ended March 31, 1995 and 1994                     3       18

   Notes to consolidated financial statements               4       19

   Management's discussion and analysis of results of
   operations and financial condition                      10       24


  Summarized financial information of the Time Warner Service Partnerships and Paragon Communications set forth at pages 13 and 14, respectively, in the Quarterly Report on Form 10-Q for the period ended March 31, 1995 of Time Warner Entertainment Company, L.P. (Reg. No. 33-53742) is incorporated herein by reference and filed as an exhibit to this report.


PART II.  OTHER INFORMATION                               28

                       PART I.  FINANCIAL INFORMATION

                            TIME WARNER INC.
                       CONSOLIDATED BALANCE SHEET
                              (Unaudited)


                                                  March 31,     December 31,
                                                    1995           1994
                                                     (millions, except
                                                     per share amounts)
ASSETS
Current assets
Cash and equivalents                                 $   309        $   282
Receivables, less allowances of $766 and $768          1,155          1,439
Inventories                                              409            370
Prepaid expenses                                         767            726

Total current assets                                   2,640          2,817

Investments in and amounts due to and from
    Entertainment Group                                5,443          5,350
Investments, other                                     1,543          1,555
Music catalogues, contracts and copyrights             1,217          1,207
Goodwill                                               4,589          4,630
Other assets, primarily property, plant and
    equipment                                          1,176          1,157

Total assets                                         $16,608        $16,716

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts and royalties payable                       $ 1,334        $ 1,379
Debt due within one year                                 344            355
Other current liabilities                              1,035          1,238

Total current liabilities                              2,713          2,972

Long-term debt                                         9,001          8,839
Deferred income taxes                                  2,657          2,700
Unearned portion of paid subscriptions                   677            631
Other liabilities                                        447            426

Shareholders' equity
Preferred stock, $1 par value                              1              1
Common stock, $1 par value, 379.8 million and
 379.3 million shares outstanding
 (excluding 45.7 million treasury shares)                380            379
Paid-in capital                                        2,600          2,588
Unrealized gains on certain marketable securities        148            130
Accumulated deficit                                   (2,016)        (1,950)

Total shareholders' equity                              1,113         1,148

Total liabilities and shareholders' equity            $16,608       $16,716



See accompanying notes.

                             TIME WARNER INC.
                  CONSOLIDATED STATEMENT OF OPERATIONS
                              (Unaudited)

                                                            Three Months
                                                           Ended March 31,
                                                          1995       1994
                                                          (millions, except
                                                          per share amounts)

 Revenues (a)                                           $ 1,817      $1,558

Cost of revenues (a)(b)                                   1,103         892
Selling, general and administrative (a)(b)                  576         554

Operating expenses                                        1,679       1,446

Business segment operating income                           138         112
Equity in pretax income of Entertainment Group (a)           22          45
Interest and other, net (a)                                (155)       (158)
Corporate expenses (a)                                      (20)        (18)

Loss before income taxes                                    (15)        (19)
Income taxes                                                (32)        (32)

Net loss                                                    (47)        (51)

Preferred dividend requirements                              (3)         (3)

Net loss applicable to common shares                    $   (50)     $  (54)

Net loss per common share                               $  (.13)     $ (.14)

Average common shares                                     379.5       378.6

__________________
(a) Includes the following income (expenses) resulting from transactions with the Entertainment Group and other related companies for the three months ended March 31, 1995 and 1994, respectively: revenues-$45 million and $39 million; cost of revenues-$(24) million and $(21) million; selling, general and administrative-$13 million and $12 million; equity in pretax income of Entertainment Group-$(34) million and $(38) million; interest and other, net
- -$6 million and $11 million; and corporate expenses-$15 million and $15 million.

(b) Includes depreciation and amortization expense of:    $ 112      $  105

See accompanying notes.

                               TIME WARNER INC.
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                               (Unaudited)

                                                             Three Months
                                                            Ended March 31,
                                                           1995        1994
                                                              (millions)
OPERATIONS
Net loss                                                 $ (47)      $ (51)
Adjustments for noncash and nonoperating items:
Depreciation and amortization                              112         105
Noncash interest expense                                    57          52
Equity in pretax income of Entertainment Group,
   net of distributions                                    (21)        (44)
Changes in operating assets and liabilities               (175)        185

Cash provided (used) by operations                         (74)        247

INVESTING ACTIVITIES
Investments and acquisitions                              (143)        (20)
Capital expenditures                                       (38)        (47)
Investment proceeds                                        212          93

Cash provided by investing activities                       31          26

FINANCING ACTIVITIES
Increase (decrease) in debt                                 94        (106)
Dividends paid                                             (36)        (33)
Other                                                       12          14

Cash provided (used) by financing activities                70        (125)

INCREASE IN CASH AND EQUIVALENTS                        $   27      $  148

See accompanying notes.

                             TIME WARNER INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)

1.  BASIS OF PRESENTATION

    The consolidated financial statements include 100% of the assets, liabilities, revenues, expenses, income, loss and cash flows of Time Warner Inc. ("Time Warner" or the "Company") and all companies in which Time Warner has a controlling voting interest ("subsidiaries"), as if Time Warner and its subsidiaries were a single company. Subsidiaries of Time Warner are engaged principally in the Publishing and Music businesses. Investments in Entertainment Group companies, principally Time Warner Entertainment Company, L.P. ("TWE"), which are engaged principally in the Filmed Entertainment, Broadcasting-The WB Network, Programming-HBO and Cable businesses, and investments in certain other companies in which Time Warner has significant influence but less than a controlling voting interest, are accounted for using the equity method.

    The accompanying financial statements are unaudited but in the opinion of management contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the financial position and the results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles applicable to interim periods. Certain reclassifications have been made to the 1994 financial statements to conform to the 1995 presentation. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of Time Warner for the year ended December 31, 1994.

2.  ENTERTAINMENT GROUP

    Time Warner's investment in and amounts due to and from the Entertainment Group at March 31, 1995 and December 31, 1994 consists of the following:

                                                      March 31,   December 31,
                                                        1995         1994
                                                             (millions)

Investment in TWE                                      $ 5,231      $ 5,284
Income tax and stock option related distributions
   due from TWE                                            480          423
Credit agreement debt due to TWE                          (400)        (400)
Other liabilities due to TWE, principally related
   to home video distribution                             (147)        (266)
Investment in and amounts due to and from TWE            5,164        5,041
Investment in other Entertainment Group companies          279          309
Total                                                  $ 5,443      $ 5,350

    TWE is a Delaware limited partnership that was capitalized on June 30, 1992 to own and operate substantially all of the Filmed Entertainment, Programming-HBO and Cable businesses previously owned by subsidiaries of Time Warner. The Time Warner subsidiaries are the general partners ("Time Warner General Partners") and in the aggregate hold 63.27% pro rata priority capital and residual equity partnership interests in TWE, and certain priority capital interests senior and junior to the pro rata priority capital interest. The limited partners are not affiliated with Time Warner and in the aggregate hold 36.73% pro rata priority capital and residual equity partnership interests. The TWE partnership agreement provides for special allocations of income, loss and distributions of partnership capital, including priority distributions in the event of liquidation. TWE reported net income of $4 million and $48 million in the three months ended March 31, 1995 and 1994, respectively, no portion of which was allocated to the limited partners.

    Each Time Warner General Partner has guaranteed a pro rata portion of $7 billion of TWE's debt and accrued interest at March 31, 1995, based on the relative fair value of the net assets each Time Warner General Partner contributed to TWE. Such indebtedness is recourse to each Time Warner General Partner only to the extent of its guarantee.

    Set forth below is summarized financial information of the Entertainment
Group:

TIME WARNER ENTERTAINMENT GROUP
                                                             Three Months
                                                            Ended March 31,
                                                          1995        1994
                                                             (millions)
Operating Statement Information
Revenues                                                 $2,073     $1,927
Depreciation and amortization                               230        216
Business segment operating income                           201        206
Interest and other, net                                     164        146
Income before income taxes                                   22         45
Net income                                                   11         41

                                                             Three Months
                                                            Ended March 31,
                                                          1995        1994
                                                             (millions)
Cash Flow Information
Cash provided by operations                               $ 317     $ 352
Capital expenditures                                       (300)     (241)
Investments and acquisitions                                (28)      (48)
Increase in debt                                             52        17
Collections on note receivable from U S WEST                150         -
Capital distributions                                        (1)       (1)
Increase in cash and equivalents                            196       111

                                                     March 31,   December 31,
                                                       1995         1994
                                                          (millions)
Balance Sheet Information
Cash and equivalents                                  $ 1,267      $ 1,071
Total current assets                                    3,720        3,571
Total assets                                           19,043       18,992
Total current liabilities                               2,945        2,953
Long-term debt                                          7,162        7,160
Time Warner General Partners' senior capital            1,696        1,663
TWE partners' capital                                   6,279        6,233


    The assets and cash flows of TWE are restricted by the TWE partnership and credit agreements and are unavailable for use by the partners and their affiliates except through the payment of certain fees, reimbursements, cash distributions and loans, which are subject to limitations. At March 31, 1995 and December 31, 1994, the Time Warner General Partners had recorded $342 million and $334 million, respectively, of tax related distributions due from TWE in 1995, and $138 million and $89 million, respectively, of stock option related distributions due from TWE, based on closing prices of Time Warner common stock of $37.625 and $35.125, respectively. Time Warner is paid when the options are exercised.

    In April 1995, TWE agreed to sell 51% of its interest in Six Flags Entertainment Corporation ("Six Flags") to an investment group led by Boston Ventures for $204 million and the receipt of approximately $670 million in additional proceeds from Six Flags, principally representing payment of certain intercompany indebtedness and licensing fees. TWE will recognize a gain upon the closing of the transaction. TWE will deconsolidate the assets, liabilities and operating results of Six
Flags, including approximately $126 million of third-party indebtedness, and account for its remaining 49% interest under the equity method of accounting. As a result of this transaction, TWE will reduce debt by approximately $850 million, after related taxes and fees. The transaction is expected to close during the second quarter of 1995 and is subject to customary closing conditions.

3.  CABLE TRANSACTIONS

    On May 2, 1995, Time Warner acquired Summit Communications Group, Inc. ("Summit"), which owns cable television systems serving approximately 162,000 subscribers, in exchange for the issuance of approximately 1.5 million shares of Time Warner common stock and approximately 3.3 million shares of a new convertible preferred stock ("Series C preferred stock") and the assumption of $140 million of indebtedness. The Series C preferred stock is convertible into approximately 6.8 million shares of Time Warner common stock at an effective price of $48 of liquidation value per common share.

    On April 1, 1995, TWE formed a cable television joint venture with subsidiaries of Advance Publications, Inc. and Newhouse Broadcasting Corporation ("Advance/Newhouse") to which Advance/Newhouse and TWE contributed cable television systems (or interests therein) serving approximately 4.5 million subscribers, as well as certain foreign cable investments and programming investments. TWE owns a two-thirds equity interest in the TWE-Advance/Newhouse Partnership and is the managing partner. Advance/Newhouse owns a one-third equity interest in the partnership.
In accordance with the partnership agreement, Advance/Newhouse can require TWE to purchase its equity interest for fair market value at specified intervals following the death of both of its principal shareholders. Beginning in the third year, either partner can initiate a dissolution in which TWE would receive two-thirds and Advance/Newhouse would receive one-third of the partnership's net assets. The assets contributed by TWE and Advance/Newhouse to the partnership were recorded at their predecessor's historical cost. No gain was recognized by TWE upon the capitalization of the partnership.

    Time Warner's previously-announced acquisitions of KBLCOM Incorporated ("KBLCOM") and Cablevision Industries Corporation ("CVI") and related companies are expected to close during the second half of 1995.

4.  CAPITAL STOCK

    Changes in shareholders' equity are as follows:
                                                              Three Months
                                                             Ended March 31,
                                                            1995       1994
                                                               (millions)

Balance at beginning of year                             $  1,148    $ 1,370
Net loss                                                      (47)       (51)
Common dividends declared                                     (34)       (30)
Preferred dividends declared                                   (3)        (3)
Other                                                          49         41

Balance at March 31                                      $  1,113     $1,327


5.  SEGMENT INFORMATION

   Information as to the operations of Time Warner and the Entertainment Group in different business segments is set forth below:

                                                             Three Months
                                                            Ended March 31,
                                                           1995       1994
                                                              (millions)

Revenues
TIME WARNER:
Publishing                                               $  831      $  751
Music                                                       991         812
Intersegment elimination                                     (5)         (5)

Total                                                    $1,817      $1,558

ENTERTAINMENT GROUP:
Filmed Entertainment                                     $1,207      $1,083
Broadcasting-The WB Network                                   3           -
Programming - HBO                                           390         362
Cable                                                       578         551
Intersegment elimination                                   (105)        (69)

Total                                                    $2,073      $1,927


                                                             Three Months
                                                            Ended March 31,
                                                           1995       1994
                                                             (millions)
Operating income
TIME WARNER:
Publishing                                               $   55     $   50
Music                                                        83         62

Total                                                    $  138     $  112

ENTERTAINMENT GROUP:
Filmed Entertainment                                     $   65     $   66
Broadcasting-The WB Network                                 (21)         -
Programming - HBO                                            67         56
Cable                                                        90         84

Total                                                    $  201     $  206


                                                             Three Months
                                                            Ended March 31,
                                                            1995     1994
                                                              (millions)
Depreciation of Property, Plant and Equipment
TIME WARNER:
Publishing                                               $  13       $  12
Music                                                       23          19

Total                                                    $  36       $  31

ENTERTAINMENT GROUP:
Filmed Entertainment                                     $  23       $  17
Broadcasting-The WB Network                                  -           -
Programming-HBO                                              4           4
Cable                                                       90          84

Total                                                    $ 117       $ 105


                                                            Three Months
                                                           Ended March 31,
                                                           1995       1994
Amortization of Intangible Assets (1)                        (millions)
TIME WARNER:
Publishing                                               $   9       $   8
Music                                                       67          66

Total                                                    $  76       $  74

ENTERTAINMENT GROUP:
Filmed Entertainment                                     $  37       $ 34
Broadcasting-The WB Network                                  -          -
Programming-HBO                                              -          1
Cable                                                       76         76

Total                                                    $ 113       $111

(1) Amortization includes all amortization relating to the acquisitions of Warner Communications Inc. ("WCI") in 1989 and the American Television and Communications Corporation ("ATC") minority interest in 1992 and to other business combinations accounted for by the purchase method.

6.  CONTINGENCIES

   Pending legal proceedings are substantially limited to litigation incidental to the businesses of Time Warner and alleged damages in connection with class action lawsuits. In the opinion of counsel and management, the ultimate resolution of these matters will not have a material effect on the financial statements of Time Warner.

7.  ADDITIONAL FINANCIAL INFORMATION

   Additional financial information is as follows:
                                                             Three Months
                                                            Ended March 31,
                                                            1995       1994
                                                               (millions)

Interest expense                                            $210      $182
Cash payments made for interest                              204       183
Cash payments made for income taxes                           80        54
Income tax refunds received                                    7        34

    During the three months ended March 31, 1995 and 1994, Time Warner realized $33 million and $180 million, respectively, from the securitization of receivables.

                               TIME WARNER INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

   Time Warner had revenues of $1.817 billion and a net loss of $47 million ($.13 per common share) for the three months ended March 31, 1995, compared to revenues of $1.558 billion and a net loss of $51 million ($.14 per common share) for the three months ended March 31, 1994.

   Operating income and EBITDA for Time Warner and the Entertainment Group for the three months ended March 31, 1995 and 1994 is as follows:

                                              Three Months Ended March 31,
                                           Operating Income        EBITDA
                                            1995     1994       1995    1994
                                                         (millions)
TIME WARNER:
Publishing                                  $ 55     $ 50       $ 77   $  70
Music                                         83       62        173     147

Total                                       $138     $112       $250   $ 217

ENTERTAINMENT GROUP:
Filmed Entertainment                        $ 65     $ 66       $125    $117
Broadcasting-The WB Network                  (21)       -        (21)      -
Programming - HBO                             67       56         71      61
Cable                                         90       84        256     244

Total                                       $201     $206       $431    $422

    Time Warner's equity in the pretax income of the Entertainment Group was $22 million for the three months ended March 31, 1995, compared to $45 million for the first three months of 1994.

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

    Certain factors affecting comparative operating results are discussed below on a business segment basis. That discussion includes, among other factors, an analysis of changes in the operating income of the business segments before depreciation and amortization ("EBITDA") in order to eliminate the effect on the operating performance of the music, filmed entertainment and cable business of significant amounts of amortization of intangible assets recognized in the $14 billion acquisition of WCI in 1989, the $1.3 billion acquisition of the ATC minority interest in 1992 and other business combinations accounted for by the purchase method. Financial analysts generally consider EBITDA to be an important measure of comparative operating performance for the businesses of Time Warner and the Entertainment Group, and when used in comparison to debt levels or the coverage of interest expense, as a measure of liquidity. However, EBITDA should be considered in addition to, not as a substitute for, operating income, net income, cash flow and other measures of financial performance and liquidity reported in accordance with generally accepted accounting principles.

TIME WARNER

    PUBLISHING. Revenues increased to $831 million, compared to $751 million in the first quarter of 1994. Operating income increased to $55 million from $50 million. Depreciation and amortization amounted to $22 million in the first quarter of 1995 and $20 million in the first quarter of 1994. EBITDA increased to $77 million from $70 million. Revenues benefited from increases in magazine circulation, advertising and book revenues. Significant revenue gains were achieved by PEOPLE, SPORTS ILLUSTRATED, TIME and ENTERTAINMENT WEEKLY. Operating income and EBITDA increased as a result of the revenue gains, offset in part by higher postal and paper costs as a result of price increases.

    MUSIC. Revenues increased to $991 million, compared to $812 million in the first quarter of 1994. Operating income increased to $83 million from $62 million. Depreciation and amortization, including amortization related to the purchase of WCI, amounted to $90 million in the first quarter of 1995 and $85 million in the first quarter of 1994. EBITDA increased to $173 million from $147 million. The revenue growth resulted from increases in both domestic and international recorded music revenues, which benefited from a number of popular releases and an increase in the percentage of compact disc to total unit sales, and increased music publishing revenues. Operating income and EBITDA benefited from the revenue gains, offset in part by lower results from direct marketing activities attributable to higher amortization of member acquisition costs.

    INTEREST AND OTHER, NET. Interest and other, net, decreased to $155 million in the first quarter of 1995, compared to $158 million in the first quarter of 1994. Interest expense increased to $210 million compared to $182 million, principally as a result of higher floating-rates of interest paid on $2.9 billion notional amount of interest rate swap contracts. There was other income, net, of $55 million in the first quarter of 1995, compared to other income, net, of $24 million in 1994, principally because of an increase in investment-related income, including a gain recognized in 1995 on the sale of an interest in QVC, Inc. Investment-related income was reduced in both periods by adjustments to the carrying value of certain investments and losses on foreign exchange contracts used to hedge foreign exchange risk.

ENTERTAINMENT GROUP

    FILMED ENTERTAINMENT. Revenues increased to $1.207 billion, compared to $1.083 billion in the first quarter of 1994. Operating income decreased to $65 million from $66 million. Depreciation and amortization, including amortization related to the purchase of WCI, amounted to $60 million in the first quarter of 1995 and $51 million in the first quarter of 1994. EBITDA increased to $125 million from $117 million. Revenues benefited from increases in international theatrical, international home video and worldwide television distribution operations. Operating income and EBITDA margins were affected by lower domestic theatrical results compared to the first quarter of 1994.

    BROADCASTING-THE WB NETWORK. The WB Network was launched on January 11, 1995, and generated $21 million of operating losses on $3 million of revenues in the first quarter of 1995. Due to the start-up nature of this new national broadcast operation, losses are expected to continue.

    PROGRAMMING-HBO. Revenues increased to $390 million, compared to $362 million in the first quarter of 1994. Operating income increased to $67 million from $56 million. Depreciation and amortization amounted to $4 million in the first quarter of 1995 and $5 million in the first quarter of 1994. EBITDA increased to $71 million from $61 million. Revenues benefited primarily from increases in cable and direct broadcast satellite subscribers, as well as from higher pay-TV rates. Operating income and EBITDA improved principally as a result of the revenue gains.

    CABLE. Revenues increased to $578 million, compared to $551 million in the first quarter of 1994. Operating income increased to $90 million from $84 million. Depreciation and amortization, including amortization related to the purchase of WCI and the acquisition of the ATC minority interest, amounted to $166 million in the first quarter of 1995 and $160 million in the first quarter of 1994. EBITDA increased to $256 million from $244 million. Revenues benefited from an increase in basic cable and direct broadcast satellite subscribers and nonregulated revenues, including pay-TV and advertising. Operating income and EBITDA increased as a result of the revenue gains, offset in part by the impact of the second round of cable rate regulations that went into effect in July 1994, higher start-up costs for telephony operations and, with respect to operating income only, higher depreciation and amortization relating to increased capital spending.

    INTEREST AND OTHER, NET. Interest and other, net, increased to $164 million, compared to $146 million in the first quarter of 1994. Interest expense increased to $151 million compared to $137 million, principally as a result of higher floating-rates of interest paid on borrowings under TWE's bank credit agreement. There was other expense, net, of $13 million in the first quarter of 1995, compared to other expense, net, of $9 million in 1994, principally because of a decrease in investment-related income.

FINANCIAL CONDITION AND LIQUIDITY
March 31, 1995

TIME WARNER

    The financial condition of Time Warner remained essentially unchanged from December 31, 1994, but is expected to be significantly affected by the cable transactions and asset sales that have closed or are expected to close during 1995. Time Warner had $9.3 billion of debt, $309 million of cash and equivalents (net debt of $9 billion) and $1.1 billion of equity at March 31, 1995, compared to $9.2 billion of debt, $282 million of cash and equivalents (net debt of $8.9 billion) and $1.1 billion of equity at December 31, 1994.
On a combined basis (Time Warner and the Entertainment Group together), there was $15 billion of net debt at both the beginning and end of the period.

    During 1995, Time Warner and TWE took steps towards achieving certain of their financial and operational objectives, principally relating to the expansion of their reach in cable television, the negotiation of a new bank credit facility and their plan to reduce debt with funds raised from the sale of non-core assets, such as Six Flags. Time Warner completed its previously-announced acquisition of Summit in May 1995 and, together with the formation of the TWE-Advance/Newhouse Partnership in April 1995, the total number of cable subscribers under the management of Time Warner Cable has increased to approximately 9.3 million, compared to 7.5 million at the end of 1994.
Such amount is expected to increase further, to approximately 11.5 million, after the consummation of the acquisitions of KBLCOM and CVI and related companies, which are expected to close during the second half of 1995.

    As a result of the cable transactions, a new bank credit facility is expected to be obtained for TWE, the TWE-Advance/Newhouse Partnership and for the newly-created cable division of Time Warner ("TWI Cable") in order to refinance or repay approximately $5 billion of acquired and existing indebtedness, and to finance the ongoing working capital, capital expenditures and other corporate needs of each respective entity. Time Warner and TWE are currently in negotiations with an administrative agent for a bank syndicate to secure such financing in the form of one overall, five-year revolving credit facility (the "New Credit Agreement").

    A preliminary term sheet for the New Credit Agreement provides for borrowings in the aggregate amount of $9 billion for TWE, TWI Cable and the TWE-Advance/Newhouse Partnership. The aggregate availability for each borrower is expected to be limited in amount to $4 billion of borrowings for TWI Cable, $5 billion of borrowings for the TWE-Advance/Newhouse Partnership and $9 billion of borrowings for TWE, subject to certain adjustments. The preliminary term sheet provides for borrowings under the facility to bear interest at separate rates for each borrower, generally equal to LIBOR plus a margin ranging from 50 to 87.5 basis points based on the respective credit rating or financial leverage of such borrower.

    The New Credit Agreement is expected to contain certain covenants for each borrower relating to, among other things, additional indebtedness; liens on assets, cash flow coverage and leverage ratios; and loans, advances, distributions or other cash payments or transfers of assets from TWE and the TWE-Advance/Newhouse Partnership to their partners or affiliates.

    Time Warner continues to pursue its plan to enhance its financial position and that of the Entertainment Group through sales of non-core assets. With the agreement to sell 51% of TWE's interest in Six Flags to an investment group led by Boston Ventures and the sale of an interest in QVC, Inc. in February 1995, Time Warner on a combined basis will have raised approximately $1.1 billion for debt reduction when the Six Flags transaction closes, which is expected to occur during the second quarter of 1995. The closing of the Six Flags transaction is subject to customary closing conditions.

    During the first quarter of 1995, cash used by Time Warner's operations amounted to $74 million and reflected $250 million of EBITDA from the Publishing and Music businesses, $1 million of net distributions from TWE and $33 million from the securitization of receivables, less $204 million of interest payments, $73 million of income taxes, $20 million of corporate expenses and an increase in working capital requirements. Cash provided by operations of $247 million in the first quarter of 1994 reflected $217 million of EBITDA from the Publishing and Music businesses, $1 million of net distributions from TWE, $180 million from the securitization of receivables and a reduction in working capital requirements, less $183 million of interest payments, $20 million of income taxes and $18 million of corporate expenses.

    Cash flows used in investing activities in the first quarter of 1995, excluding investment proceeds, were $181 million, compared to $67 million in the first quarter of 1994. Cash dividends paid increased to $36 million in the first quarter of 1995, compared to $33 million in the first quarter of 1994. Time Warner has no claim on the assets and cash flows of TWE, except through the payment of certain fees and reimbursements, cash distributions and loans. Tax-related distributions in excess of $350 million are expected to be received from TWE during 1995.

    Management believes that 1995 operating cash flow, cash and marketable securities and additional borrowing capacity are and will continue to be sufficient to meet Time Warner's liquidity needs without distributions and loans from TWE above those permitted by existing agreements.

    Time Warner uses derivative financial instruments to manage its risk against fluctuations in interest rates and foreign currency exchange rates. Interest rate swap contracts are used to adjust the proportion of total debt that is subject to changes in short-term rates. At March 31, 1995, Time Warner had interest rate swap contracts to pay floating-rates of interest (average six-month LIBOR rate of 6.5%) and receive fixed-rates of interest (average rate of 5.5%) on $2.9 billion notional amount of indebtedness, effectively converting 31% of Time Warner's underlying debt, substantially all of which is fixed-rate, and 37% of the debt of Time Warner and the Entertainment Group combined, to a floating-rate basis. Time Warner had interest rate swap contracts on a like-amount of notional indebtedness at December 31, 1994. Based on the current levels of outstanding debt and interest rate swap contracts, a 25 basis point increase in the level of interest rates prevailing at March 31, 1995 would reduce Time Warner's annual pretax income by an estimated $11 million.

    Based on the level of interest rates prevailing at March 31, 1995, the fair value of Time Warner's fixed-rate debt was $205 million less than its carrying value and it would have cost $158 million to terminate the related interest rate swap contracts, which combined is the equivalent of an unrealized gain of $47 million. Based on the level of interest rates pre-vailing at December 31, 1994, the fair value of Time Warner's fixed-rate debt was less than its carrying value by $572 million and it would have cost
$236 million to terminate its interest rate swap contracts, which combined was the equivalent of an unrealized gain of $336 million. Accounting recognition is not given to unrealized gains or losses on debt or interest rate swap contracts unless the debt is retired or the contracts are terminated prior to their maturity.

    Foreign exchange contracts are used primarily to hedge the risk that unremitted or future royalties and license fees owed to Time Warner or TWE domestic companies for the sale or anticipated sale of U.S. copyrighted products abroad may be adversely affected by changes in exchange rates. At March 31, 1995, Time Warner had contracts for the sale of $564 million and the purchase of $120 million of foreign currencies at fixed rates, primarily Japanese yen (18% of net contract value), French francs (15%), English pounds (27%), Canadian dollars (13%) and German marks (13%), compared to contracts for the sale of $551 million and the purchase of $109 million of foreign currencies at December 31, 1994. Unrealized gains or losses are recorded in income; accordingly, the carrying value of foreign exchange contracts approximates market value. Time Warner had $18 million and TWE had $12 million of net losses on foreign exchange contracts during the first quarter of 1995, which were or are expected to be offset by corresponding increases in the dollar value of foreign currency royalties and license fee payments that have been or are anticipated to be received from the sale of U.S. copyrighted products abroad. Time
Warner reimburses or is reimbursed by TWE for contract gains and losses related to TWE's foreign currency exposure. Foreign currency contracts are placed with a number of major financial institutions in order to minimize credit risk.

ENTERTAINMENT GROUP

    The financial condition of the Entertainment Group companies, principally TWE, also remained essentially unchanged from December 31, 1994, but is expected to be significantly affected by the formation of the TWE-Advance/ Newhouse Partnership and the other cable transactions and asset sales that have closed or are expected to close during 1995, as previously discussed.
TWE had $7.2 billion of long-term debt and $1.7 billion of Time Warner
General Partners' senior capital at March 31, 1995 and December 31, 1994.
TWE had $6.3 billion of partners' capital (net of the $621 million uncollected portion of the note receivable from U S WEST) at March 31, 1995, compared to $6.2 billion of partners' capital at December 31, 1994. Cash and equivalents were $1.3 billion at March 31, 1995, compared to $1.1 billion at December 31, 1994, reducing the debt-net-of-cash amounts for TWE to $5.9 billion and $6.1 billion, respectively.

    In the first quarter of 1995, cash provided by Entertainment Group operations amounted to $317 million and reflected $431 million of EBITDA from the Filmed Entertainment, Broadcasting-The WB Network, Programming-HBO and Cable businesses and a reduction in working capital requirements, less $169 million of interest payments, $15 million of income taxes and $15 million of corporate expenses. Cash provided by operations of $352 million in the first quarter of 1994 reflected $422 million of business segment EBITDA and a reduction in working capital requirements, less $143 million of interest payments, $13 million of income taxes and $15 million of corporate expenses. Capital expenditures increased to $300 million in the first quarter of 1995, compared to $241 million in the first quarter of 1994. Capital spending by Time Warner Cable amounted to $222 million in the first quarter of 1995, compared to $108 million in the first quarter of 1994, and was financed in part through $150 million of collections on the note receivable from U S WEST. Cable capital expenditures are budgeted to exceed $800 million for the remainder of 1995, and are expected to be partially financed by an incremental $400 million of collections on the note receivable from U S WEST. Because management believes that the conversion from coaxial to fiber-optic cable is essential to achieving long-term growth in revenue from telephony and unregulated cable services, significant cable capital expenditures also are expected in subsequent years and will be timed to match the rate at which demand for the new services develops.

    Warner Bros.' backlog, representing the amount of future revenue not yet recorded from cash contracts for the licensing of films for pay and basic cable, network and syndicated television exhibition amounted to $918 million at March 31, 1995 compared to $852 million at December 31, 1994 (including amounts relating to HBO of $154 million at March 31, 1995 and $175 million at December 31, 1994). The backlog excludes advertising barter contracts.

    Management believes that TWE's 1995 operating cash flow, cash and equivalents, collections on the note receivable from U S WEST and additional borrowing capacity are and will continue to be sufficient to meet its capital and liquidity needs.

                   TIME WARNER ENTERTAINMENT COMPANY, L.P.
                          CONSOLIDATED BALANCE SHEET
                                (Unaudited)

                                                      March 31,   December 31,
                                                        1995          1994
                                                            (millions)
ASSETS
Current assets
Cash and equivalents                                   $ 1,267        $ 1,071
Receivables, including $147 and $266 due from Time
   Warner, less allowances of $310 and $306              1,287          1,426
Inventories                                                924            956
Prepaid expenses                                           230            120

Total current assets                                     3,708          3,573

Noncurrent inventories                                   1,752          1,807
Loan receivable from Time Warner                           400            400
Property, plant and equipment, net                       3,931          3,784
Goodwill                                                 4,400          4,433
Cable television franchises                              3,189          3,236
Other assets                                             1,378          1,429

Total assets                                           $18,758        $18,662

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities
Accounts payable                                       $   418        $   514
Participations and programming costs                       973            857
Other current liabilities, including $342 and $334 of
    distributions due to Time Warner                     1,429          1,486

Total current liabilities                                2,820          2,857

Long-term debt                                           7,162          7,160
Other long-term liabilities, including $138 and $89
  of distributions due to Time Warner                      801            749
Time Warner General Partners' senior capital             1,696          1,663

Partners' capital
Contributed capital                                      7,398          7,398
Undistributed partnership earnings (deficit)              (498)          (394)
Note receivable from U S WEST                             (621)          (771)
Total partners' capital                                  6,279          6,233

Total liabilities and partners' capital                $18,758        $18,662

See accompanying notes.

                 TIME WARNER ENTERTAINMENT COMPANY, L.P.
                   CONSOLIDATED STATEMENT OF OPERATIONS
                                (Unaudited)


                                                             Three Months
                                                             Ended March 31,
                                                           1995        1994
                                                              (millions)

Revenues (a)                                              $ 2,046    $ 1,919

Cost of revenues (a)(b)                                     1,440      1,343
Selling, general and administrative (a)(b)                    415        373

Operating expenses                                          1,855      1,716

Business segment operating income                             191        203
Interest and other, net (a)                                  (161)      (136)
Corporate services (a)                                        (15)       (15)

Income before income taxes                                     15         52
Income taxes                                                  (11)        (4)

Net income                                                $     4     $   48

_______________
(a) Includes the following income (expenses) resulting from transactions with the partners of TWE:

Selling, general and administrative                       $  (22)    $   (17)
Corporate services                                           (15)        (15)

In addition, includes the following income (expenses) resulting from transactions with equity investees of TWE or Time Warner:

Revenues                                                  $   26     $     9
Cost of revenues                                             (17)        (12)
Selling, general and administrative                            5           5

(b)  Includes depreciation and amortization expense of:   $  226     $   213



See accompanying notes.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (Unaudited)


                                                             Three Months
                                                            Ended March 31,
                                                            1995      1994
                                                             (millions)
OPERATIONS
Net income                                                 $     4    $  48
Adjustments for noncash and nonoperating items:
Depreciation and amortization                                  226      213
Changes in operating assets and liabilities                    116       81

Cash provided by operations                                    346      342

INVESTING ACTIVITIES
Investments and acquisitions                                   (21)     (29)
Capital expenditures                                          (270)    (239)
Investment proceeds                                              1       31

Cash used by investing activities                             (290)    (237)

FINANCING ACTIVITIES
Increase in debt                                                 4       17
Capital distributions                                          (14)     (14)
Collections on note receivable from U S WEST                   150        -

Cash provided by financing activities                          140        3

INCREASE IN CASH AND EQUIVALENTS                             $ 196    $ 108


See accompanying notes.

                  TIME WARNER ENTERTAINMENT COMPANY, L.P.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)

1.  BASIS OF PRESENTATION

    Time Warner Entertainment Company, L.P., a Delaware limited partnership ("TWE"), is engaged principally in the Filmed Entertainment, Broadcasting-The WB Network, Programming-HBO and Cable businesses. Subsidiaries of Time Warner Inc. ("Time Warner") are the general partners of TWE ("Time Warner General Partners") and collectively hold 63.27% pro rata priority capital and residual equity partnership interests in TWE, and certain priority capital interests senior ("Time Warner General Partners' senior capital") and junior to the pro rata priority capital interests, which they received for the net assets, or the rights to cash flows, they contributed to the partnership at the capitalization of TWE. The limited partners, subsidiaries of U S WEST, Inc. ("U S WEST"), ITOCHU Corporation and Toshiba Corporation, hold 25.51%, 5.61% and 5.61% pro rata priority capital and residual equity partnership interests, respectively. The TWE partnership agreement provides for special allocations of income, loss and distributions of partnership capital, including priority distributions in the event of liquidation.

    The consolidated financial statements include 100% of the assets, liabilities, revenues, expenses, income, loss and cash flows of TWE and all companies in which TWE has a direct and indirect controlling voting interest ("subsidiaries"), as if TWE and its subsidiaries were a single company. Investments in certain other companies in which TWE has significant influence but less than a controlling voting interest, are accounted for using the equity method.

    The accompanying financial statements are unaudited but in the opinion of management contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the financial position and the results of operations and cash flows for the periods presented, in conformity with generally accepted accounting principles applicable to interim periods. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of TWE for the year ended December 31, 1994.

2.  TWE-ADVANCE/NEWHOUSE PARTNERSHIP

    On April 1, 1995, TWE formed a cable television joint venture with subsidiaries of Advance Publications, Inc. and Newhouse Broadcasting Corporation ("Advance/Newhouse") to which Advance/Newhouse and TWE contri-buted cable television systems (or interests therein) serving approximately
4.5 million subscribers, as well as certain foreign cable investments and programming investments. TWE owns a two-thirds equity interest in the TWE-Advance/Newhouse Partnership and is the managing partner. Advance/Newhouse owns a one-third equity interest in the partnership. In accordance with the partnership agreement, Advance/ Newhouse can require TWE to purchase its equity interest for fair market value at specified intervals following the death of both of its principal shareholders. Beginning in the third year, either partner can initiate a dissolution in which TWE would receive two-thirds and Advance/Newhouse would receive one-third of the partnership's net assets. The assets contributed by TWE and Advance/Newhouse to the partnership were recorded at their predecessor's historical cost. No gain was recognized by TWE upon the capitalization of the partnership.

3.  SIX FLAGS

    In April 1995, TWE agreed to sell 51% of its interest in Six Flags Entertainment Corporation ("Six Flags") to an investment group led by Boston Ventures for $204 million and the receipt of approximately $670 million in additional proceeds from Six Flags, principally representing payment of certain intercompany indebtedness and licensing fees. TWE will recognize a gain upon the closing of the transaction. TWE will deconsolidate the assets, liabilities and operating results of Six Flags, including approximately $126 million of third-party indebtedness, and account for its remaining 49% interest under the equity method of accounting.
As a result of this transaction, TWE will reduce debt by approximately
$850 million, after related taxes and fees. The transaction is expected to close during the second quarter of 1995 and is subject to customary closing conditions.

4.  INVENTORIES

    Inventories consist of:
                                        March 31, 1995      December 31, 1994
                                       Current  Noncurrent Current  Noncurrent
                                                  (millions)
Film costs:
 Released, less amortization            $  525    $  364    $  585    $  347
 Completed and not released                 94        17       123        24
 In process and other                       33       322        18       361
 Library, less amortization                  -       756         -       769
Programming costs, less amortization       184       293       149       306
Merchandise                                 88         -        81         -

Total                                   $  924    $1,752    $  956    $1,807


5.  LONG-TERM DEBT

    Long-term debt consists of:
                                                     March 31,   December 31,
                                                        1995         1994
                                                           (millions)

Bank credit agreement, weighted average interest
  rates of 6.8% and 6.5%                               $2,450       $2,550
Commercial paper, weighted average interest rates of
   6.5% and 6.2%                                          748          649
Publicly held notes and debentures                      3,906        3,903
Other                                                      58           58

Total                                                  $7,162       $7,160

    Each Time Warner General Partner has guaranteed a pro rata portion of substantially all of TWE's debt and accrued interest thereon based on the relative fair value of the net assets each General Partner contributed to TWE. Such indebtedness is recourse to each Time Warner General Partner only to the extent of its guarantee.

    In connection with the formation of the TWE-Advance/Newhouse Partnership and Time Warner's other cable acquisitions, a new bank credit facility is expected to be obtained. For a discussion of the status of the negotiations to secure such bank financing, see "Financial Condition and Liquidity" elsewhere herein.

6.  PARTNERS' CAPITAL

    Changes in partners' capital were as follows:
                                                           Three Months
                                                          Ended March 31,
                                                        1995         1994
                                                            (millions)

Balance at beginning of year                           $6,233      $6,000
Net income                                                  4          48
Distributions                                             (71)        (61)
Reduction of stock option distribution liability            -         113
Allocation of income to General Partners'
  senior capital                                          (33)        (31)
Collections on note receivable from U S WEST              150           -
Other                                                      (4)          6

Balance at March 31                                    $6,279      $6,075

    Since September 1993, certain assets formerly owned and operated by TWE have been owned and operated by other partnerships ("Time Warner Service Partnerships") in order to ensure compliance with the Modification of Final Judgment entered on August 24, 1982 by the United States District Court for the District of Columbia applicable to U S WEST and its affiliated companies, which may have included TWE. The Time Warner Service Partnerships make certain of their assets and related services available to TWE and TWE is required to make quarterly cash distributions of $12.5 million to the Time Warner General Partners, which the partners in turn are required to contribute to the Time Warner Service Partnerships. If TWE is clearly not prohibited from owning or operating the assets of the Time Warner Service Partnerships, they will be recontributed to TWE on September 15, 1995 (or September 15,
1997 in the case of certain assets), or earlier under certain circumstances, at their then fair market value in exchange for partnership interests in TWE. As a result of a judicial order issued to U S WEST in 1994, TWE is no longer prohibited from owning or operating substantially all of the assets of the Time Warner Service Partnerships.

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

    During the three months ended March 31, 1995, TWE accrued $13 million of Time Warner Service Partnership distributions, $8 million of tax-related distributions and $50 million of stock option distributions, based on closing prices of Time Warner common stock of $37.625 at March 31, 1995 and $35.125 at December 31, 1994. During the three months ended March 31, 1994, TWE accrued $13 million of Time Warner Service Partnership distributions and $48 million of tax distributions, and reversed $113 million of previously-accrued stock option distributions as a result of a decline in the market price of Time Warner common stock.


7.  SEGMENT INFORMATION

    Information as to the operations of TWE in different business segments is as set forth below:

                                                          Three Months
                                                         Ended March 31,
                                                         1995       1994
Revenues                                                    (millions)
Filmed Entertainment                                   $ 1,206     $1,081
Broadcasting-The WB Network                                  3          -
Programming - HBO                                          385        358
Cable                                                      557        549
Intersegment elimination                                  (105)       (69)

Total                                                  $ 2,046     $1,919

                                                          Three Months
                                                         Ended March 31,
                                                         1995       1994
Operating Income                                            (millions)
Filmed Entertainment                                   $    65     $   61
Broadcasting-The WB Network                                (21)         -
Programming - HBO                                           67         57
Cable                                                       80         85

Total                                                  $   191     $  203

                                                           Three Months
                                                          Ended March 31,
                                                          1995       1994
Depreciation of Property, Plant and Equipment               (millions)
Filmed Entertainment                                   $    21     $   16
Broadcasting-The WB Network                                  -          -
Programming-HBO                                              4          3
Cable                                                       88         83

Total                                                  $   113     $  102

                                                           Three Months
                                                          Ended March 31,
                                                          1995       1994
Amortization of Intangible Assets (1)                        (millions)
Filmed Entertainment                                   $    37     $   34
Broadcasting-The WB Network                                  -          -
Programming-HBO                                              -          1
Cable                                                       76         76

Total                                                  $   113     $  111
_______________
(1) Amortization includes amortization relating to the acquisitions of Warner Communications Inc. ("WCI") in 1989 and the American Television and Communications Corporation ("ATC") minority interest in 1992 and to other business combinations accounted for by the purchase method.


8.  COMMITMENTS AND CONTINGENCIES

    Minimum commitments and guarantees under certain programming, licensing, franchise and other agreements at March 31, 1995 aggregated approximately $4.4 billion, which are payable principally over a five-year period.

    Pending legal proceedings are substantially limited to litigation incidental to the businesses of TWE. In the opinion of counsel and management, the ultimate resolution of these matters will not have a material effect on the consolidated financial statements.

9.  ADDITIONAL FINANCIAL INFORMATION

    Additional financial information is as follows:
                                                          Three Months
                                                         Ended March 31,
                                                       1995         1994
                                                           (millions)

Interest expense                                       $150        $135
Cash payments made for interest                         168         143
Cash payments made for income taxes (net)                15          13
Borrowings                                              106         244
Repayments                                              102         227

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

  TWE had revenues of $2.046 billion and net income of $4 million for the three months ended March 31, 1995, compared to revenues of $1.919 billion and net income of $48 million for the three months ended March 31, 1994.

  Operating income and EBITDA for TWE for the three months ended March 31, 1995 and 1994 is as follows:

                                            Three Months Ended March 31,
                                           Operating Income       EBITDA
                                            1995      1994      1995    1994
                                                      (millions)
Filmed Entertainment                       $ 65      $ 61       $123    $111
Broadcasting-The WB Network                 (21)        -        (21)      -
Programming - HBO                            67        57         71      61
Cable                                        80        85        244     244

Total                                      $191      $203       $417    $416

    As a U.S. partnership, TWE is not subject to U.S. federal and state income taxation. Income and withholding taxes of $11 million and $4 million in the three months ended March 31, 1995 and 1994, respectively, have been provided in respect of the operations of TWE's domestic and foreign subsidiary corporations.

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

    FILMED ENTERTAINMENT. Revenues increased to $1.206 billion, compared to $1.081 billion in the first quarter of 1994. Operating income increased to $65 million from $61 million. Depreciation and amortization, including amortization related to the purchase of WCI, amounted to $58 million in the first quarter of 1995 and $50 million in the first quarter of 1994. EBITDA increased to $123 million from $111 million. Revenues benefited from increases in international theatrical, international home video and worldwide television distribution operations. Operating income and EBITDA margins were affected by lower domestic theatrical results compared to the first quarter of 1994.

    BROADCASTING-THE WB NETWORK. The WB Network was launched on January 11, 1995, and generated $21 million of operating losses on $3 million of revenues in the first quarter of 1995. Due to the start-up nature of this new national broadcast operation, losses are expected to continue.

    PROGRAMMING-HBO. Revenues were $385 million, compared to $358 million in the first quarter of 1994. Operating income increased to $67 million from $57 million. Depreciation and amortization amounted to $4 million in each of the first quarter of 1995 and 1994. EBITDA increased to $71 million from $61 million. Revenues benefited primarily from increases in cable and direct broadcast satellite subscribers, as well as from higher pay-TV rates. Operating income and EBITDA improved principally as a result of the revenue gains.

    CABLE. Revenues increased to $557 million, compared to $549 million in the first quarter of 1994. Operating income decreased to $80 million from $85 million. Depreciation and amortization, including amortization related to the purchase of WCI and the acquisition of the ATC minority interest, amounted to $164 million in the first quarter of 1995 and $159 million in the first quarter of 1994. EBITDA amounted to $244 million in each of the first quarters of 1995 and 1994. Revenues benefited from an increase in basic cable subscribers and nonregulated revenues, including pay-TV and advertising. Operating income decreased and EBITDA was flat as a result of the impact of the second round of cable rate regulations that went into effect in July 1994, higher start-up costs for telephony operations and, with respect to operating income only, higher depreciation and amortization relating to increased capital spending.

    INTEREST AND OTHER, NET. Interest and other, net, increased to $161 million, compared to $136 million in the first quarter of 1994. Interest expense increased to $150 million compared to $135 million, principally as a result of higher floating-rates of interest paid on borrowings under TWE's bank credit agreement. There was other expense, net, of $11 million in the first quarter of 1995, compared to other expense, net, of $1 million in 1994, principally because of a decrease in investment-related income.

FINANCIAL CONDITION AND LIQUIDITY
March 31, 1995

    The financial condition of TWE remained essentially unchanged from December 31, 1994, but is expected to be significantly affected by the formation of the TWE-Advance/Newhouse Partnership, the Six Flags transaction and the other cable transactions agreed to by Time Warner that have closed or are expected to close during 1995. TWE had $7.2 billion of long-term debt and $1.7 billion of Time Warner General Partners' senior capital at March 31, 1995 and December 31, 1994. TWE had $6.3 billion of partners' capital (net of the $621 million uncollected portion of the note receivable from U S WEST) at March 31, 1995, compared to $6.2 billion of partners' capital at December 31, 1994. Cash and equivalents were $1.3 billion at March 31, 1995, compared to $1.1 billion at December 31, 1994, reducing the debt-net-of-cash amounts to $5.9 billion and $6.1 billion, respectively.

    During 1995, TWE and Time Warner took steps towards achieving certain of their financial and operational objectives, principally relating to the expansion of their reach in cable television, the negotiation of a new bank credit facility and their plan to reduce debt with funds raised from the sale of non-core assets, such as Six Flags. TWE formed the TWE-Advance/Newhouse Partnership in April 1995 and, together with Time Warner's completion of its previously-announced acquisition of Summit Communications Group, Inc. in May 1995, the total number of cable subscribers under the management of Time Warner Cable has increased to approximately 9.3 million, compared to 7.5 million at the end of 1994.
Such amount is expected to increase further, to approximately 11.5 million, after the consummation of Time Warner's acquisitions of KBLCOM Incorporated and Cablevision Industries Corporation and related companies, which are expected to close during the second half of 1995.

    As a result of the cable transactions, a new bank credit facility is expected to be obtained for TWE, the TWE-Advance/Newhouse Partnership and for the newly-created cable division of Time Warner ("TWI Cable") in order to refinance or repay approximately $5 billion of acquired and existing indebtedness, and to finance the ongoing working capital, capital expenditures and other corporate needs of each respective entity. TWE and Time Warner are currently in negotiations with an administrative agent for a bank syndicate to secure such financing in the form of one overall, five-year revolving credit facility (the "New Credit Agreement").

    A preliminary term sheet for the New Credit Agreement provides for borrowings in the aggregate amount of $9 billion for TWE, TWI Cable and the TWE-Advance/Newhouse Partnership. The aggregate availability for each borrower is expected to be limited in amount to $4 billion of borrowings for TWI Cable, $5 billion of borrowings for the TWE-Advance/Newhouse Partnership and $9 billion of borrowings for TWE, subject to certain adjustments. The preliminary term sheet provides for borrowings under the facility to bear interest at separate rates for each borrower, generally equal to LIBOR plus a margin ranging from 50 to 87.5 basis points based on the respective credit rating or financial leverage of such borrower.

    The New Credit Agreement is expected to contain certain covenants for each borrower relating to, among other things, additional indebtedness; liens on assets, cash flow coverage and leverage ratios; and loans, advances, distributions or other cash payments or transfers of assets from TWE and the TWE-Advance/Newhouse Partnership to their partners or affiliates.

    TWE continues to pursue its plan to enhance its financial position through sales of non-core assets. With TWE's agreement to sell 51% of its interest in Six Flags to an investment group led by Boston Ventures, TWE will reduce debt by approximately $850 million, after related taxes and fees, when the Six Flags transaction closes, which is expected to occur during the second quarter of 1995. The closing of the Six Flags transaction is subject to customary closing conditions.

    In the first quarter of 1995, cash provided by TWE's operations amounted to $346 million and reflected $417 million of EBITDA from the Filmed Entertainment, Broadcasting-The WB Network, Programming-HBO and Cable businesses and a reduction in working capital requirements, less $168 million of interest payments, $15 million of income taxes and $15 million of corporate expenses. Cash provided by operations of $342 million in the first quarter of 1994 reflected $416 million of business segment EBITDA and a reduction in working capital requirements, less $143 million of interest payments, $13 million of income taxes and $15 million of corporate expenses. Capital expenditures increased to $270 million in the first quarter of 1995, compared to $239 million in the first quarter of 1994. Capital spending by Time
Warner Cable amounted to $192 million in the first quarter of 1995, compared to $108 million in the first quarter of 1994, and was financed in part through $150 million of collections on the note receivable from U S WEST. Cable capital expenditures are budgeted to exceed $800 million for the remainder of 1995, and are expected to be partially financed by an incremental $400 million of collections on the note receivable from U S WEST. Because management believes that the conversion from coaxial to fiber-optic cable is essential to achieving long-term growth in revenue from telephony and unregulated cable services, significant cable capital expenditures also are expected in subsequent years and will be timed to match the rate at which demand for the new services develops.

    Warner Bros.' backlog, representing the amount of future revenue not yet recorded from cash contracts for the licensing of films for pay and basic cable, network and syndicated television exhibition amounted to $918 million at March 31, 1995 compared to $852 million at December 31, 1994 (including amounts relating to HBO of $154 million at March 31, 1995 and $175 million at December 31, 1994). The backlog excludes advertising barter contracts.

    Management believes that TWE's 1995 operating cash flow, cash and equivalents, collections on the note receivable from U S WEST and additional borrowing capacity are and will continue to be sufficient to meet its capital and liquidity needs.

    Based on the level of interest rates prevailing at March 31, 1995, the fair value of TWE's long-term debt was $236 million less than its carrying value. Based on the level of interest rates prevailing at December 31, 1994, the fair value of TWE's long-term debt was $460 million less than its carrying value. Accounting recognition is not given to unrealized gains or losses on debt unless the debt is retired prior to its maturity.

    Foreign exchange contracts are used primarily to hedge the risk that unremitted or future license fees owed to TWE domestic companies for the sale or anticipated sale of U.S. copyrighted products abroad may be adversely affected by changes in exchange rates. TWE is reimbursed by or reimburses
Time Warner for Time Warner contract gains and losses related to TWE's exposure. At March 31, 1995, Time Warner had contracts for the sale of $564 million and the purchase of $120 million of foreign currencies at fixed rates and maturities of three months or less. Of Time Warner's $444 million net sale contract position, $166 million related to TWE's exposure, primarily Japanese yen (35% of net contract position related to TWE), French francs (21%), German marks (10%) and Canadian dollars (15%), compared to a net sale contract position of $188 million of foreign currencies at December 31, 1994.
Unrealized gains or losses are recorded in income; accordingly, the carrying value of foreign exchange contracts approximates market value.
TWE had $12 million of net losses on foreign exchange contracts during the first quarter of 1995, which were or are expected to be offset by corresponding increases in the dollar value of foreign currency license fee payments that have been or are anticipated to be received from the sale of U.S. copyrighted products abroad. Time Warner places foreign currency contracts with a number of major financial institutions in order to minimize credit risk.

                          PART II.  OTHER INFORMATION

Item 1.      Legal Proceedings.

    Reference is made to the litigation entitled SAMUEL D. MOORE, et al. v. SONY MUSIC ENTERTAINMENT GROUP, et al. described on pages I-43 and I-44 of Time Warner's Annual Report on Form 10-K for the year ended December 31, 1994. On April 19, 1995, the U.S. District Court for the Northern District of Georgia granted the record company defendants' motion with respect to the New York federal action and enjoined the plaintiffs from proceeding any further with such action. On April 30, 1995, the U.S. District Court for the Southern District of New York directed that the New York federal action be transferred to the Northern District of Georgia in order that the Georgia court may determine whether the claims asserted in the New York action should be dismissed or pursued in the Georgia court.

Item 6.  Exhibits and Reports on Form 8-K.

  (a) Exhibits.
      The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as a part of this report and such Exhibit Index is incorporated herein by reference.

  (b) Reports on Form 8-K.
      Time Warner filed a report on Form 8-K dated January 26, 1995 reporting in Item 5 that it had agreed to acquire KBLCOM Incorporated ("KBLCOM"), a subsidiary of Houston Industries Incorporated, that owns cable television systems serving approximately 690,000 subscribers and a 50% interest in Paragon Communications, which serves an additional 967,000 cable subscribers, for one million shares of Time Warner Common Stock, 11 million shares of new Time Warner Series D Convertible Preferred Stock and the assumption of approximately $1.24 billion of indebtedness.

      Time Warner also filed a report on Form 8-K dated February 6, 1995 reporting in Item 5 that it had agreed to acquire Cablevision Industries Corporation ("CVI") and related companies that own cable television systems serving approximately 1.3 million subscribers for 2.5 million shares of Time Warner Common Stock, 6.5 million shares of two new series of Time Warner convertible preferred stocks and the assumption of approximately $2 billion of debt of CVI and related companies.

      The KBLCOM and CVI transactions are expected to close in the second half of 1995 and are subject to customary conditions, including the receipt of certain franchise and regulatory approvals.

TIME WARNER INC.

SIGNATURE


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           Time Warner Inc.
                           (Registrant)



                            By:   /s/ Richard J. Bressler
                            Name:    Richard J. Bressler
                            Title:   Senior Vice President and
                                          Chief Financial Officer





Dated:  May 15, 1995

EXHIBIT INDEX

Pursuant to Item 601 of Regulation S-K

Exhibit No.                   Description of Exhibit

10.1 Agreement and Plan of Merger dated as of January 26, 1995, among KBLCOM Incorporated, Houston Industries Incorporated,
          Time Warner and TW KBLCOM Acquisition Sub (which is incorporated herein by reference to Exhibit 2(a) to Time Warner's Current Report on Form 8-K dated January 26, 1995).

10.2 Agreement and Plan of Merger dated as of February 6, 1995, among Cablevision Industries Corporation, Alan Gerry, Time Warner and TW CVI Acquisition Sub (which is incorporated herein by reference to Exhibit 2(a) to Time Warner's Current Report on
          Form 8-K dated February 6, 1995 (the "February Form 8-K")).

10.3 Agreement and Plan of Merger dated as of February 6, 1995, among Cablevision Properties, Inc., Alan Gerry and Time Warner (which is incorporated herein by reference to Exhibit 2(b) to the February Form 8-K).

10.4 Agreement and Plan of Merger dated as of February 6, 1995, among Cablevision Management Corporation of Philadelphia, Alan Gerry and Time Warner (which is incorporated herein by reference to Exhibit 2(c) to the February Form 8-K).

10.5      Purchase Agreement dated as of February 6, 1995, among
          Alan Gerry, Cablevision Industries of Delaware, Inc.,
          ARA Cablevision Inc., Cablevision Industries Limited Partnership, Cablevision Industries of Tennessee L.P., Cablevision Industries of Saratoga Associates, Cablevision of Fairhaven/Acushnet, Cablevision Industries of Middle Florida, Inc., Cablevision Industries of Florida, Inc. and Time Warner (which is incorporated herein by reference to Exhibit 2(d) to the February Form 8-K).

10.6 Supplemental Agreement dated as of February 6, 1995, including Annex A thereto, among Cablevision Industries Corporation, Cablevision Industries of Delaware, Inc., ARA Cablevision Inc., Cablevision Industries Limited Partnership, Cablevision Industries of Tennessee L.P., Cable Industries of Saratoga Associates, Cablevision of Fairhaven/Acushnet, Cablevision Industries of Middle Florida, Inc., Cablevision Industries of Florida, Inc., Alan Gerry, Time Warner and TW CVI Acquisition Sub (which is incorporated herein by reference to Exhibit 2(e) to the February Form 8-K).

27        Financial Data Schedule.

99.1      Summarized financial information of the Time Warner Service
          Partnerships.

99.2      Summarized financial information of Paragon Communications.