Form 10-Q
period 1995-06-30
TIME WARNER INC
filed 1995-08-14
CIK 736157

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C.  20549

                         FORM 10-Q


[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT of 1934 for the quarterly period ended
     June 30, 1995   , or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


      Common Stock - $1 par value              386,174,888
          Description of Class             Shares Outstanding
                                           as of July 31, 1995

                         TIME WARNER INC. AND
                 TIME WARNER ENTERTAINMENT COMPANY, L.P.

                          INDEX TO FORM 10-Q

                                                               Page
                                                        Time
                                                        Warner       TWE

PART I.  FINANCIAL INFORMATION
 Consolidated balance sheets at June 30, 1995
 and December 31, 1994                                     1         23

 Consolidated statements of operations for the three
 and six months ended June 30, 1995 and 1994               2         24

 Consolidated statements of cash flows for the six
 months ended June 30, 1995 and 1994                       3         25

 Notes to consolidated financial statements                4         26

 Management's discussion and analysis of results
 of operations and financial condition                    13         32

Summarized financial information of the Time Warner Service Partnerships and Paragon Communications set forth at pages 16 and 17, respectively, in the Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 of Time Warner Entertainment Company, L.P. (Reg. No. 33-53742) is incorporated herein by reference and filed as an exhibit to this report.


PART II.  OTHER INFORMATION                               38

                     PART I.  FINANCIAL INFORMATION

                           TIME WARNER INC.
                     CONSOLIDATED BALANCE SHEET
                             (Unaudited)

                                                    June 30,    December 31,
                                                      1995         1994
                                                      (millions, except
                                                       per share amounts)
ASSETS
Current assets
Cash and equivalents                                $   597       $   282
Receivables, less allowances of $738 and $768         1,295         1,439
Inventories                                             444           370
Prepaid expenses                                        831           726

Total current assets                                  3,167         2,817

Investments in and amounts due to and from
   Entertainment Group                                5,471         5,350
Investments, other                                    1,487         1,555
Music catalogues, contracts and copyrights            1,196         1,207
Goodwill                                              4,837         4,630
Cable television franchises                             405            -
Other assets, primarily property, plant
   and equipment                                      1,225         1,157

Total assets                                        $17,788       $16,716

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts and royalties payable                      $ 1,277       $ 1,379
Debt due within one year                                341           355
Other current liabilities                             1,327         1,238

Total current liabilities                             2,945         2,972

Long-term debt                                        9,593         8,839
Deferred income taxes                                 2,696         2,700
Unearned portion of paid subscriptions                  636           631
Other liabilities                                       439           426

Shareholders' equity
Preferred stock, $1 par value, 3.7 million
  and 962 thousand shares outstanding,
  $394 million and $140 million liquidation
  preference                                              4             1
Common stock, $1 par value, 384.2 million
  and 379.3 million shares outstanding
  (excluding 45.7 million treasury shares)              384           379
Paid-in capital                                       3,010         2,588
Unrealized gains on certain marketable securities       134           130
Accumulated deficit                                  (2,053)       (1,950)

Total shareholders' equity                            1,479         1,148

Total liabilities and shareholders' equity          $17,788       $16,716


See accompanying notes.

                            TIME WARNER INC.
                   CONSOLIDATED STATEMENT OF OPERATIONS
                               (Unaudited)

                                            Three Months        Six Months
                                           Ended June 30,      Ended June 30,
                                           1995     1994       1995     1994
                                          (millions, except per share amounts)

Revenues (a)                               $1,907   $1,667    $3,724   $3,225

Cost of revenues (a)(b)                     1,019      906     2,122    1,798
Selling, general and administrative (a)(b)    704      591     1,280    1,145

Operating expenses                          1,723    1,497     3,402    2,943

Business segment operating income             184      170       322      282
Equity in pretax income of Entertainment
  Group (a)                                    84       66       106      111
Interest and other, net (a)                  (201)    (179)     (356)    (337)
Corporate expenses (a)                        (19)     (19)      (39)     (37)

Income before income taxes                     48       38        33       19
Income taxes                                  (56)     (58)      (88)     (90)

Net loss                                       (8)     (20)      (55)     (71)

Preferred dividend requirements                (5)      (3)       (8)      (6)

Net loss applicable to common shares         $(13)    $(23)     $(63)    $(77)

Net loss per common share                  $(0.03)  $(0.06)   $(0.17)  $(0.20)

Average common shares                       381.4    378.8     380.5    378.7

__________________
(a) Includes the following income (expenses) resulting from transactions with the Entertainment Group and other related companies for the three and six months ended June 30, 1995, respectively, and for the corresponding periods in the prior year: revenues of $49 million and $94 million in 1995, and $53 million and $92 million in 1994; cost of revenues of $(25) million and $(49) million in 1995, and $(25) million and $(46) million in 1994; selling, general and administrative of $16 million and $29 million in 1995, and $7 million and $19 million in 1994; equity in pretax income of Entertainment Group of $(26) and $(60) in 1995, and $(26) million and $(64) million in 1994; interest and other, net of $(5) and $1 in 1995, and $4 million and $15 million in 1994; and corporate expenses of $15 million and $30 million in both 1995 and 1994.

(b) Includes depreciation and amortization
    expense of:                           $  119   $ 105    $  231    $ 210


See accompanying notes.

                               TIME WARNER INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                (Unaudited)

                                                            Six Months
                                                          Ended June 30,
                                                         1995        1994
                                                            (millions)
OPERATIONS
Net loss                                                $ (55)      $  (71)
Adjustments for noncash and nonoperating items:
Depreciation and amortization                             231          210
Noncash interest expense                                  116          107
Equity in pretax income of Entertainment Group,
  net of distributions                                   (101)        (109)
Changes in operating assets and liabilitie               (290)         106

Cash provided (used) by operations                        (99)         243

INVESTING ACTIVITIES
Investments and acquisitions                             (228)         (67)
Capital expenditures                                      (97)         (95)
Investment proceeds                                       294          111

Cash used by investing activities                         (31)         (51)

FINANCING ACTIVITIES
Borrowings                                                650          318
Debt repayments                                          (166)        (372)
Dividends paid                                            (73)         (69)
Other                                                      34           23

Cash provided (used) by financing activities              445         (100)

INCREASE IN CASH AND EQUIVALENTS                          315           92

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD               282          200

CASH AND EQUIVALENTS AT END OF PERIOD                   $ 597        $ 292


See accompanying notes.

                            TIME WARNER INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)

1.  SIGNIFICANT ACCOUNTING POLICIES

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

Intangible Assets

  Intangible assets are recorded when the cost of acquired companies exceeds the fair value of their tangible assets. Intangible assets are amortized over periods up to forty years using the straight-line method. Time Warner separately reviews the carrying value of intangible assets for each acquired entity on a quarterly basis to determine whether an impairment may exist. Time Warner considers relevant cash flow and profitability information, including estimated future operating results, trends and other available information, in assessing whether the carrying value of intangible assets can be recovered. Upon a determination that the carrying value of intangible assets will not be recovered from the undiscounted future cash flows of the acquired business, the carrying value of such intangible assets would be considered impaired and will be reduced by a charge to operations in the amount of the impairment. Impairment is measured as any deficiency in estimated undiscounted future cash flows of the acquired business to recover the carrying value related to the intangible assets.

  In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of," ("FAS 121") effective for fiscal years beginning after December 15, 1995. The new rules establish standards for the recognition and measurement of impairment losses on long-lived assets and certain identifiable intangible assets, including goodwill. Time Warner expects that the adoption of FAS 121 will not have a material effect on its financial statements.

Interest Rate Swap Contracts

  Interest rate swap contracts are used to adjust the proportion of total debt that is subject to variable and fixed interest rates. Under interest rate swap contracts, the Company either agrees to pay an amount equal to a specified floating rate of interest times a notional principal amount, and to receive in return an amount equal to a specified fixed rate of interest times the same notional principal amount or, vice versa, to receive a floating rate amount and to pay a fixed rate amount. The notional amounts of the contracts are not exchanged. No other cash payments are made unless the contract is terminated prior to maturity, in which case the amount paid or received in settlement is established by agreement at the time of termination, and usually represents the net present value, at current rates of interest, of the remaining obligations to exchange payments under the terms of the contract. Interest rate swap contracts are entered into with a number of major financial institutions in order to minimize credit risk.

  The net amounts paid or payable, or received or receivable, through the end of the accounting period are included in interest expense. Because interest rate swap contracts are used to modify the interest characteristics of Time Warner's outstanding debt from a fixed to a floating rate basis or, vice versa, unrealized gains or losses on interest rate swap contracts are not recognized unless the contracts are terminated prior to their maturity. Gains or losses on the termination of contracts are deferred and amortized to income over the remaining average life of the terminated contracts.


2.  ENTERTAINMENT GROUP

  Time Warner's investment in and amounts due to and from the
Entertainment Group at June 30, 1995 and December 31, 1994
consists of the following:
                                                     June 30,    December 31,
                                                       1995         1994
                                                           (millions)

Investment in TWE                                      $ 5,069      $ 5,284
Income tax and stock option related
   distributions due from TWE                              709          423
Credit agreement debt due to TWE                          (400)        (400)
Other liabilities due to TWE, principally
   related to home video distribution                     (234)        (266)
Investment in and amounts due to and from TWE            5,144        5,041
Investment in other Entertainment Group companies          327          309
Total                                                   $5,471       $5,350

  TWE is a Delaware limited partnership that was capitalized on June 30, 1992 to own and operate substantially all of the Filmed Entertainment, Programming-HBO and Cable businesses previously owned by subsidiaries of Time Warner. Certain Time Warner subsidiaries are the general partners ("Time Warner General Partners") and in the aggregate hold 63.27% pro rata priority capital and residual equity partnership interests in TWE, and certain priority capital interests senior and junior to the pro rata priority capital interest. The limited partners are not affiliated with Time Warner and in the aggregate hold 36.73% pro rata priority capital and residual equity partnership interests. The TWE partnership agreement provides for special allocations of income, loss and distributions of partnership capital, including priority distributions in the event of liquidation. TWE reported net income of $60 million and $104 million in the six months ended June 30, 1995 and 1994, respectively, no portion of which was allocated to the limited partners.

  Each Time Warner General Partner has guaranteed a pro rata portion of $7 billion of TWE's debt and accrued interest at June 30, 1995, based on the relative fair value of the net assets each Time Warner General Partner contributed to TWE. Such indebtedness is recourse to each Time Warner General Partner only to the extent of its guarantee.

  Set forth below is summarized financial information of the Entertainment Group, which reflects the consolidation by TWE of the TWE-Advance/Newhouse Partnership effective as of April 1, 1995.

TIME WARNER ENTERTAINMENT GROUP
                                        Three Months          Six Months
                                        Ended June 30,       Ended June 30,
                                        1995      1994       1995     1994
                                                     (millions)
Operating Statement Information
Revenues                                $2,435    $2,063     $4,508  $3,990
Depreciation and amortization              283       242        513     458
Business segment operating income          274       231        475     437
Interest and other, net                    175       150        339     296
Income before income taxes                  84        66        106     111
Net income                                  59        54         70      95

                                                              Six Months
                                                             Ended June 30,
                                                             1995     1994
                                                               (millions)
Cash Flow Information
Cash provided by operations                                   $ 697   $ 707
Capital expenditures                                           (704)   (504)
Investments and acquisitions                                    (83)    (78)
Investment proceeds                                             962      40
Loan to Time Warner                                               -    (250)
Increase (decrease) in debt                                      (2)     28
Collections on note receivable from U S WEST                    243      68
Capital distributions                                            (5)     (2)
Increase in cash and equivalents                              1,192       8

                                                       June 30,   December 31,
                                                         1995        1994
                                                            (millions)
Balance Sheet Information
Cash and equivalents                                     $2,263     $1,071
Total current assets                                      4,773      3,571
Total assets                                             19,620     18,992
Total current liabilities                                 3,275      2,953
Long-term debt                                            7,037      7,160
Time Warner General Partners' senior capital              1,730      1,663
TWE partners' capital                                     6,154      6,233

  The assets and cash flows of TWE are restricted by the TWE partnership and credit agreements and are unavailable for use by the partners and their affiliates except through the payment of certain fees, reimbursements, cash distributions and loans, which are subject to limitations. At June 30, 1995 and December 31, 1994, the Time Warner General Partners had recorded $490 million and $334 million, respectively, of tax-related distributions due from TWE, and $219 million and $89 million, respectively, of stock option related distributions due from TWE, based on closing prices of Time Warner common stock of $41.25 and $35.125, respectively. Time Warner is paid when the options are exercised. In July 1995, the Time Warner General Partners received $490 million of accrued tax-related distributions from TWE.

  On June 23, 1995, TWE sold 51% of its interest in Six Flags Entertainment Corporation ("Six Flags") to an investment group led by Boston Ventures for $204 million and received $640 million in additional proceeds from Six Flags, representing payment of certain intercompany indebtedness and licensing fees. As a result of the transaction, TWE expects a cumulative debt reduction of approximately $850 million, after the payment of related taxes and fees and the deconsolidation of approximately $128 million of third-party, zero-coupon indebtedness of Six Flags due in 1999. The deconsolidation of such indebtedness is reflected in TWE's balance sheet as of June 30, 1995, and the remaining debt reduction is expected to occur in the third quarter of 1995. TWE deferred approximately $140 million of income on the transaction principally as a result of its guarantee of such debt. TWE will account for its remaining 49% interest in Six Flags under the equity method of accounting.


3.  CABLE TRANSACTIONS

  On May 2, 1995, Time Warner acquired Summit Communications Group, Inc. ("Summit"), which owns cable television systems serving approximately 162,000 subscribers, in exchange for the issuance of approximately 1.5 million shares of Time Warner common stock and approximately 3.3 million shares of a new convertible preferred stock ("Series C preferred stock") with an aggregate liquidation value of approximately $330 million, and the assumption of $140 million of indebtedness. The Series C preferred stock is convertible into approximately 6.8 million shares of Time Warner common stock at an effective price of $48 of liquidation value per common share. The acquisition was accounted for by the purchase method of accounting for business combinations; accordingly, the cost to acquire Summit of approximately $383 million, including $330 million aggregate liquidation value of Series C preferred stock, was preliminarily allocated to the assets acquired in the amount of $711 million and to the liabilities assumed in the amount of $328 million, in proportion to estimates of their respective fair values.

  On April 1, 1995, TWE formed a cable television joint venture with the Advance/Newhouse Partnership ("Advance/Newhouse") to which Advance/Newhouse and TWE contributed cable television systems
(or interests therein) serving approximately 4.5 million subscribers, as well as certain foreign cable investments and programming investments. TWE owns a two-thirds equity interest in the TWE-Advance/Newhouse Partnership and is the managing partner. TWE consolidates the partnership and the one-third equity interest owned by Advance/Newhouse is reflected in TWE's balance sheet as minority interest. In accordance with the partnership agreement, Advance/Newhouse can require TWE to purchase its equity interest for fair market value at specified intervals following the death of both of its principal shareholders. Beginning in the third year, either partner can initiate a dissolution in which TWE would receive two-thirds and Advance/Newhouse would receive one-third of the partnership's net assets. The assets contributed by TWE and Advance/Newhouse to the partnership were recorded at their predecessor's historical cost. No gain was recognized by TWE upon the capitalization of the partnership.

  Subsequent to June 30, 1995, Time Warner acquired KBLCOM Incorporated ("KBLCOM"), which owns cable television systems serving approximately 700,000 subscribers and a 50% interest in Paragon Communications ("Paragon"), which owns cable television systems serving an additional 972,000 subscribers. The other 50% interest in Paragon is already owned by TWE. To acquire KBLCOM, Time Warner issued 1 million shares of common stock and 11 million shares of a new convertible preferred stock ("Series D preferred stock") and assumed or incurred approximately $1.2 billion of indebtedness. The Series D preferred stock is convertible into approximately 22.9 million shares of Time Warner common stock at an effective price of $48 of liquidation value per common share.

  Time Warner's previously-announced acquisition of Cablevision
Industries Corporation ("CVI") and related companies is expected to close during the fourth quarter of 1995.


4.  LONG-TERM DEBT

  On June 30, 1995, a wholly owned subsidiary of Time Warner ("TWI Cable"), TWE and the TWE-Advance/Newhouse Partnership executed a five-year revolving credit facility (the "New Credit Agreement"). The New Credit Agreement enables such entities to refinance certain indebtedness assumed from the companies acquired or to be acquired in the cable acquisitions, to refinance existing indebtedness of TWE and to finance the ongoing working capital, capital expenditure and other corporate needs of each borrower.

  The New Credit Agreement permits borrowings in an aggregate amount of up to $8.3 billion. Borrowings are limited to $4 billion in the case of TWI Cable, $5 billion in the case of the TWE-Advance/Newhouse Partnership and $8.3 billion in the case of TWE, subject in each case to certain limitations and adjustments. Such borrowings will bear interest at specific rates for each of the three borrowers, generally equal to LIBOR plus a margin initially ranging from 50 to 87.5 basis points based on the credit rating or financial leverage of the applicable borrower. The New Credit Agreement contains certain covenants for each borrower relating to, among other things, additional indebtedness; liens on assets; cash flow coverage and leverage ratios; and loans, advances, distributions and other cash payments or transfers of assets from the borrowers to their respective partners or affiliates.

  On July 6, 1995, TWI Cable borrowed approximately $1.2 billion under the New Credit Agreement to refinance certain indebtedness assumed or incurred in the acquisition of KBLCOM.

  On July 31, 1995, Time Warner announced the redemption on August 15, 1995 of all of its $1.8 billion principal amount of outstanding Redeemable Reset Notes due August 15, 2002 (the "Reset Notes") in exchange for new securities. The Reset Notes will be redeemed in exchange for approximately $457 million aggregate principal amount of Floating Rate Notes due August 15, 2000, approximately $274 million aggregate principal amount of 7.975% Notes due August 15, 2004, approximately $548 million aggregate principal amount of 8.11% Debentures due August 15, 2006, and approximately $548 million aggregate principal amount of 8.18% Debentures due August 15, 2007.

  On August 10, 1995, Time Warner announced the partial redemption on September 18, 1995 of $1 billion principal amount of its 8.75% Convertible Subordinated Debentures due 2015 for an aggregate redemption price of $1.06 billion, including redemption premiums and accrued interest thereon. The redemption is expected to be financed with approximately $500 million of proceeds raised from the issuance of 7.75% ten-year notes in June 1995, $363 million of net proceeds to be raised from the issuance of Company-obligated mandatorily redeemable preferred securities of a subsidiary in August 1995 and available cash and equivalents.


5.  MANDATORILY REDEEMABLE PREFERRED SECURITIES

  In August 1995, Time Warner will raise $363 million of net proceeds through the issuance of approximately 12.1 million Company-obligated mandatorily redeemable preferred securities of a subsidiary ("PERCS"), whose only assets will be an equivalent amount of subordinated notes of Time Warner. Cumulative cash distributions will be payable on the PERCS at an annual rate of 4%, or $1.24 per PERCS. The PERCS will be subject to mandatory redemption on December 23, 1997, for an amount per PERCS equal to the lesser of $54.41, and the then market value of a share of common stock of Hasbro, Inc. ("Hasbro") payable in cash or, at Time Warner's option, Hasbro common stock. Time Warner currently has a 13.75% equity interest in Hasbro.


6.  CAPITAL STOCK

  Changes in shareholders' equity are as follows:
                                                              Six Months
                                                            Ended June 30,
                                                            1995     1994
                                                              (millions)

Balance at beginning of year                              $1,148    $1,370
Net loss                                                     (55)      (71)
Common dividends declared                                    (69)      (64)
Preferred dividends declared                                  (8)       (6)
Issuance of common stock and preferred stock
  in Summit acquisition                                      383         -
Unrealized gains (losses) on certain marketable
  equity investments                                           4       (74)
Other                                                         76        58

Balance at June 30                                        $1,479    $1,213


7.  SEGMENT INFORMATION

  Information as to the operations of Time Warner and the Entertainment Group in different business segments is set forth below. Cable business segment information reflects the consolidation by TWE of the TWE-Advance/Newhouse Partnership effective as of April 1, 1995.

                                           Three Months         Six Months
                                          Ended June 30,      Ended June 30,
                                          1995     1994        1995     1994
Revenues                                                (millions)
 Time Warner:
Publishing                               $  928    $  851     $1,759    $1,602
Music                                       986       822      1,977     1,634
Intersegment elimination                     (7)       (6)       (12)      (11)

Total                                    $1,907    $1,667     $3,724    $3,225

Entertainment Group:
Filmed Entertainment                     $1,358    $1,216     $2,565    $2,299
Broadcasting -  The WB Network                3        -           6        -
Programming - HBO                           396       374        786       736
Cable                                       760       560      1,338     1,111
Intersegment elimination                    (82)      (87)      (187)     (156)

Total                                    $2,435    $2,063     $4,508    $3,990

                                            Three Months         Six Months
                                           Ended June 30,       Ended June 30,
                                           1995     1994        1995     1994
Operating income                                        (millions)
Time Warner:
Publishing                              $  114     $  106     $ 169     $  156
Music                                       70         64       153        126

Total                                   $  184     $  170    $  322     $  282

Entertainment Group:
Filmed Entertainment                    $   90     $   75    $  155     $  141
Broadcasting - The WB Network              (12)         -       (33)         -
Programming - HBO                           70         62       137        118
Cable                                      126         94       216        178

Total                                    $ 274     $  231    $  475     $  437


                                          Three Months          Six Months
                                         Ended June 30,        Ended June 30,
                                         1995      1994       1995     1994
                                                      (millions)
Depreciation of Property, Plant and Equipment
Time Warner:
Publishing                              $   15    $   11    $   28     $   23
Music                                       24        20        47         39

Total                                   $   39    $   31    $   75     $   62

Entertainment Group:
Filmed Entertainment                    $   42    $   34    $   65     $   51
Broadcasting - The WB Network                -         -         -          -
Programming - HBO                            5         4         9          8
Cable                                      117        82       207        166

Total                                   $  164    $  120    $  281     $  225


                                            Three Months          Six Months
                                           Ended June 30,      Ended June 30,
                                           1995      1994      1995    1994
                                                       (millions)
Amortization of Intangible Assets (1)

Time Warner:
Publishing                               $   9     $   8     $  18      $  16
Music                                       71        66       138        132

Total                                    $  80     $  74     $ 156      $ 148

Entertainment Group:
Filmed Entertainment                     $  43     $  41     $  80      $  75
Broadcasting - The WB Network                -         -         -          -
Programming - HBO                            -         1         -          2
Cable                                       76        80       152        156

Total                                    $ 119     $ 122     $ 232      $ 233


(1) Amortization includes all amortization relating to the acquisitions of Warner Communications Inc. ("WCI") in 1989 and the American Television and Communications Corporation ("ATC") minority interest in 1992 and to other business combinations accounted for by the purchase method.


8.  CONTINGENCIES

   Pending legal proceedings are substantially limited to litigation incidental to businesses of Time Warner and alleged damages in connection with class action lawsuits. In the opinion of counsel and management, the ultimate resolution of these matters will not have a material effect on the consolidated financial statements of Time Warner.


9.  ADDITIONAL FINANCIAL INFORMATION

   Additional financial information is as follows:
                                                         Six Months
                                                       Ended June 30,
                                                      1995       1994
                                                        (millions)

Interest expense                                       $429     $374
Cash payments made for interest                         289      246
Cash payments made for income taxes                     141      135
Income tax refunds received                              14       39

   During the six months ended June 30, 1995 and 1994, Time Warner realized $35 million and $210 million, respectively, from the securitization of receivables.

                             TIME WARNER INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

   Time Warner had revenues of $1.907 billion and a net loss of $8 million ($.03 per common share) for the three months ended June 30, 1995, compared to revenues of $1.667 billion and a net loss of $20 million ($.06 per common share) for the three months ended June 30, 1994. As discussed more fully below, the improvement in Time Warner's net loss principally resulted from an overall increase in operating income generated by Time Warner's business segments and increased income from Time Warner's equity in the pretax income of the Entertainment Group, offset in part by a decrease in investment-related income and higher floating-rates of interest paid on Time Warner's $2.9 billion notional amount of interest rate swap contracts.

   Revenues of $3.724 billion and a net loss of $55 million ($.17 per common share) were reported for the six months ended June 30, 1995, compared to revenues of $3.225 billion and a net loss of $71 million ($.20 per common share) for the six months ended June 30, 1994. As discussed more fully below, the improvement in Time Warner's net loss principally resulted from an overall increase in operating income generated by Time Warner's business segments and an increase in investment-related income, offset in part by lower income from Time Warner's equity in the pretax income of the Entertainment Group and higher floating-rates of interest paid on Time Warner's interest rate swap contracts.

   Time Warner's equity in the pretax income of the Entertainment Group was $84 million in the three months ended June 30, 1995, compared to $66 million in the three months ended June 30, 1994, and was $106 million in the six months ended June 30, 1995, compared to $111 million in the six months ended June 30, 1994. As discussed more fully below, the Entertainment Group's operating results for the three and six month periods ended June 30, 1995 reflect an overall increase in operating income generated by its business segments and gains on the sale of certain unclustered cable systems, offset by higher floating-rates of interest paid on borrowings under TWE's bank credit agreement and minority interest expense related to the consolidation of the operating results of the TWE-Advance/Newhouse Partnership effective as of April 1, 1995.

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

   EBITDA and operating income for Time Warner and the Entertainment Group for the three and six months ended June 30, 1995 and 1994 is as follows:

                                            Three Months Ended June 30,
                                             EBITDA      Operating Income
                                          1995      1994     1995     1994
                                                       (millions)
Time Warner:
Publishing                               $138       $125      $114      $106
Music                                     165        150        70        64

Total                                    $303       $275      $184      $170


ENTERTAINMENT GROUP:
Filmed Entertainment                     $175       $150      $ 90      $ 75
Broadcasting - The WB Network             (12)        -        (12)       -
Programming - HBO                          75         67        70        62
Cable                                     319        256       126        94

Total                                    $557       $473      $274      $231


                                                 Six Months Ended June 30,
                                              EBITDA         Operating Income
                                         1995       1994      1995     1994
                                                      (millions)
Time Warner:
Publishing                               $215      $195      $169      $156
Music                                     338       297       153       126

Total                                    $553      $492      $322      $282

ENTERTAINMENT GROUP:
Filmed Entertainment                     $300      $267      $155      $141
Broadcasting - The WB Network             (33)       -        (33)       -
Programming - HBO                         146       128       137       118
Cable                                     575       500       216       178

Total                                    $988      $895      $475      $437


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

Three Months Ended June 30, 1995 Compared to the Three Months Ended
June 30, 1994

Time Warner

   PUBLISHING. Revenues increased to $928 million, compared to $851 million in the second quarter of 1994. EBITDA increased to $138 million from $125 million. Depreciation and amortization amounted to $24 million in 1995 and $19 million in 1994. Operating income increased to $114 million from $106 million. Revenues benefited from increases in magazine circulation, advertising and book revenues. Significant revenue gains were achieved by PEOPLE, FORTUNE and book publisher Oxmoor House. EBITDA and operating income increased as a result of the revenue gains, offset in part by higher postal and paper costs as a result of price increases.

   MUSIC. Revenues increased to $986 million, compared to $822 million in the second quarter of 1994. EBITDA increased to $165 million from $150 million. Depreciation and amortization, including amortization related to the purchase of WCI, amounted to $95 million in 1995 and $86 million in 1994. Operating income increased to $70 million from $64 million. The revenue growth resulted from increases in both domestic and international recorded music revenues, which benefited from a number of popular releases and an increase in the percentage of compact disc to total unit sales, and increased music publishing revenues. As a result of increases in Time Warner's ownership in certain direct marketing and merchandising joint ventures, revenues also benefited from the consolidation of the operating results of such companies which had previously been accounted for under the equity method of accounting. EBITDA and operating income benefited principally from the revenue gains and interest income on the resolution of a recorded music tax matter, offset in part by lower results from direct marketing activities attributable to higher amortization of member acquisition costs and expenses incurred in connection with the settlement of certain employment contracts.

   INTEREST AND OTHER, NET. Interest and other, net, increased to $201 million in the second quarter of 1995, compared to $179 million in the second quarter of 1994. Interest expense increased to $219 million, compared to $192 million, principally as a result of higher floating-rates of interest paid on $2.9 billion notional amount of interest rate swap contracts. Other income, net, of $18 million in the second quarter of 1995 increased from $13 million in 1994, principally because of the recognition in 1995 of interest income on the resolution of a corporate tax matter, offset in part by a decrease in investment-related income. Investment-related income in 1994 benefited from gains on the sale of certain assets which exceeded losses from reductions in the carrying value of certain investments. Losses on foreign exchange contracts used to hedge foreign exchange risk reduced investment-related income in both periods.

Entertainment Group

   FILMED ENTERTAINMENT. Revenues increased to $1.358 billion, compared to $1.216 billion in the second quarter of 1994. EBITDA increased to $175 million from $150 million. Depreciation and amortization, including amortization related to the purchase of WCI, amounted to $85 million in 1995 and $75 million in 1994. Operating income increased to $90 million from $75 million. Revenues benefited from increases in worldwide theatrical, international home video and consumer products operations. Domestic theatrical revenues in 1995 were led by the success of BATMAN FOREVER. Revenues and operating results at Six Flags increased due to higher attendance and in-park spending. EBITDA and operating income benefited from the revenue gains and increased income from licensing operations, offset in part by approximately one week less of operating results of Six Flags in 1995 due to the sale of a 51% interest in the theme park company on June 23, 1995.

   BROADCASTING - THE WB NETWORK. The WB Network was launched in January 1995, and generated $12 million of operating losses on $3 million of revenues in the second quarter of 1995. Due to the start-up nature of this new national broadcast operation, losses are expected to continue.

   PROGRAMMING - HBO. Revenues increased to $396 million, compared to $374 million in the second quarter of 1994. EBITDA increased to $75 million from $67 million. Depreciation and amortization amounted to $5 million in each period. Operating income increased to $70 million from $62 million. Revenues benefited primarily from an increase in subscribers, as well as from higher pay-TV rates. EBITDA and operating income improved principally as a result of the revenue gains.

   CABLE. Revenues increased to $760 million, compared to $560 million in the second quarter of 1994. EBITDA increased to $319 million from $256 million. Depreciation and amortization, including amortization related to the purchase of WCI and the acquisition of the ATC minority interest, amounted to $193 million in 1995 and $162 million in 1994. Operating income increased to $126 million from $94 million. Revenues benefited from the formation of the TWE-Advance/Newhouse Partnership in April 1995 and increases in basic cable and direct broadcast satellite subscribers and nonregulated revenues, including pay-TV and advertising.
EBITDA and operating income increased as a result of the revenue gains and contributions from the TWE-Advance/Newhouse Partnership, offset in part by the impact of the second round of cable rate regulations that went into effect in July 1994, higher start-up costs for telephony operations and, with respect to operating income only, higher depreciation and amortization relating to increased capital spending.

   INTEREST AND OTHER, NET. Interest and other, net, increased to $175 million in the second quarter of 1995, compared to $150 million in the second quarter of 1994. Interest expense increased to $148 million, compared to $139 million in the second quarter of 1994, principally as a result of higher floating-rates of interest paid on borrowings under TWE's bank credit agreement. Other expense, net, increased to $27 million in the second quarter of 1995 from $11 million in 1994, principally because of the inclusion in 1995 of minority interest expense related to the TWE-Advance/Newhouse Partnership, offset in part by gains on the sale of certain unclustered cable systems.

Six Months Ended June 30, 1995 Compared to the Six Months Ended
June 30, 1994

Time Warner

   PUBLISHING. Revenues increased to $1.759 billion, compared to $1.602 billion in the first six months of 1994. EBITDA increased to $215 million from $195 million. Depreciation and amortization amounted to $46 million in 1995 and $39 million in 1994. Operating income increased to $169 million from $156 million. Revenues benefited from increases in magazine circulation, advertising and book revenues. Significant revenue gains were achieved by PEOPLE, SPORTS ILLUSTRATED, TIME, FORTUNE and book publisher Oxmoor House. EBITDA and operating income increased as a result of the revenue gains, offset in part by higher postal and paper costs as a result of price increases.

   MUSIC. Revenues increased to $1.977 billion, compared to $1.634 billion in the first six months of 1994. EBITDA increased to $338 million from $297 million. Depreciation and amortization, including amortization related to the purchase of WCI, amounted to $185 million in 1995 and $171 million in 1994. Operating income increased to $153 million from $126 million. The revenue growth resulted from increases in both domestic and international recorded music revenues, which benefited from a number of popular releases and an increase in the percentage of compact disc to total unit sales, and increased music publishing revenues. As a result of increases in Time Warner's ownership in certain direct marketing and merchandising joint ventures, revenues also benefited from the consolidation of the operating results of such companies which had previously been accounted for under the equity method of accounting. EBITDA and operating income benefited principally from the revenue gains and interest income on the resolution of a recorded music tax matter, offset in part by lower results from direct marketing activities attributable to higher amortization of member acquisition costs and expenses incurred in connection with the settlement of certain employment contracts.

   INTEREST AND OTHER, NET. Interest and other, net, increased to $356 million in the first six months of 1995, compared to $337 million in the first six months of 1994. Interest expense increased to $429 million from $374 million as a result of higher floating-rates of interest paid on $2.9 billion notional amount of interest rate swap contracts. There was other income, net, of $73 million in the first six months of 1995, compared to other income, net, of $37 million in 1994, principally because of the recognition in 1995 of interest income on the resolution of a corporate tax matter and an increase in investment-related income. Investment-related income in both periods benefited primarily from gains on the sale of certain assets, including the sale of an interest in QVC, Inc. in 1995, which exceeded losses from reductions in the carrying value of certain investments taken in each period. The increase in investment-related income in 1995 was offset in part by higher losses on foreign exchange contracts used to hedge foreign exchange risk.

Entertainment Group

   FILMED ENTERTAINMENT. Revenues increased to $2.565 billion, compared to $2.299 billion in the first six months of 1994. EBITDA increased to $300 million from $267 million. Depreciation and amortization, including amortization related to the purchase of WCI, amounted to $145 million in 1995 and $126 million in 1994. Operating income increased to $155 million from $141 million. Revenues benefited from increases in worldwide theatrical, international home video, consumer products and worldwide television distribution operations. Lower domestic theatrical revenues in the first quarter of 1995 were overcome by the second quarter domestic box office performance of theatrical releases, led by the success of BATMAN FOREVER. Revenues and operating results at Six Flags increased due to higher attendance and in-park spending. EBITDA and operating income benefited from the revenue gains and increased income from licensing operations.

   BROADCASTING - THE WB NETWORK. The WB Network was launched in January 1995, and generated $33 million of operating losses on $6 million of revenues for the first six months of 1995. Due to the start-up nature of this new national broadcast operation, losses are expected to continue.

   PROGRAMMING - HBO. Revenues increased to $786 million, compared to $736 million in the first six months of 1994. EBITDA increased to $146 million from $128 million. Depreciation and amortization amounted to $9 million in 1995 and $10 million in 1994. Operating income increased to $137 million from $118 million. Revenues benefited primarily from an increase in subscribers, as well as from higher pay-TV rates. EBITDA and operating income improved principally as a result of the revenue gains.

   CABLE. Revenues increased to $1.338 billion, compared to $1.111 billion in the first six months of 1994. EBITDA increased to $575 million from $500 million. Depreciation and amortization, including amortization related to the purchase of WCI and the acquisition of the ATC minority interest, amounted to $359 million in 1995 and $322 million in 1994. Operating income increased to $216 million from $178 million. Revenues benefited from the formation of the TWE-Advance/Newhouse Partnership in April 1995 and increases in basic cable and direct broadcast satellite subscribers and nonregulated revenues, including pay-TV and advertising.
EBITDA and operating income increased as a result of the revenue gains and contributions from the TWE-Advance/Newhouse Partnership, offset in part by the impact of the second round of cable rate regulations that went into effect in July 1994, higher start-up costs for telephony operations and, with respect to operating income only, higher depreciation and amortization relating to increased capital spending.

   INTEREST AND OTHER, NET. Interest and other, net, increased to $339 million in the first six months of 1995, compared to $296 million in the first six months of 1994. Interest expense increased to $299 million, compared with $276 million in the first six months of 1994, principally as a result of higher floating-rates of interest paid on borrowings under TWE's bank credit agreement. Other expense, net, increased to $40 million in the first six months of 1995 from $20 million in 1994, principally because of the inclusion in 1995 of minority interest expense related to the TWE-Advance/Newhouse Partnership, offset in part by gains on the sale of certain unclustered cable systems.

FINANCIAL CONDITION AND LIQUIDITY
June 30, 1995

Time Warner

   The financial condition of Time Warner changed moderately from December 31, 1994, and is expected to be further affected by the cable transactions, debt refinancings and asset sales that have closed or are expected to close during the second half of 1995. Time Warner had $9.9 billion of debt, $597 million of cash and equivalents (net debt of $9.3 billion) and $1.5 billion of shareholders' equity at June 30, 1995, compared to $9.2 billion of debt, $282 million of cash and equivalents (net debt of $8.9 billion) and $1.1 billion of shareholders' equity at December 31, 1994. The increase in shareholders' equity reflects the issuance in May 1995 of approximately 1.5 million shares of common stock and approximately 3.3 million shares of Series C preferred stock to acquire Summit. On a combined basis (Time Warner and the Entertainment Group together), there was $14.1 billion of net debt at June 30, 1995, compared to $15 billion of net debt at the beginning of the year.

   During 1995, Time Warner and TWE made progress in achieving certain of their financial and operational objectives, principally relating to the expansion of their reach in cable television, the attainment of a new bank credit facility and their plan to reduce debt with funds raised from the sale of non-core assets. Time Warner completed its previously-announced acquisition of Summit in May 1995 and KBLCOM in July 1995 and, together with the formation of the TWE-Advance/Newhouse Partnership in April 1995, the total number of subscribers under the management of Time Warner Cable has increased to over 10 million, compared to 7.5 million at the end of 1994. The number of subscribers is expected to increase further, to over 11.5 million, after the consummation of the acquisition of CVI and related companies, which is expected to close in the fourth quarter of 1995.

   On June 30, 1995, TWI Cable, TWE and the TWE-Advance/Newhouse Partnership executed a five-year revolving credit facility. The New Credit Agreement enables such entities to refinance certain indebtedness assumed from the companies acquired or to be acquired in the cable acquisitions, to refinance existing indebtedness of TWE and to finance the ongoing working capital, capital expenditure and other corporate needs of each borrower.

   The New Credit Agreement permits borrowings in an aggregate amount of up to $8.3 billion. Borrowings are limited to $4 billion in the case of TWI Cable, $5 billion in the case of the TWE-Advance/Newhouse Partnership and $8.3 billion in the case of TWE, subject in each case to certain limitations and adjustments. Such borrowings will bear interest at specific rates for each of the three borrowers, generally equal to LIBOR plus a margin initially ranging from 50 to 87.5 basis points based on the credit rating or financial leverage of the applicable borrower. The New Credit Agreement contains certain covenants for each borrower relating to, among other things, additional indebtedness; liens on assets; cash flow coverage and leverage ratios; and loans, advances, distributions and other cash payments or transfers of assets from the borrowers to their respective partners or affiliates.

   On July 6, 1995, TWI Cable borrowed approximately $1.2 billion under the New Credit Agreement to refinance certain indebtedness assumed or incurred in the acquisition of KBLCOM, and TWE borrowed approximately $2.6 billion to repay and terminate its existing bank credit agreement.

   Time Warner continues to pursue its plan to enhance its financial position and that of the Entertainment Group through sales of non-core assets and, to the extent that market conditions remain favorable, through the issuance of debt to redeem or otherwise repay certain higher-cost debt securities that are currently outstanding. With the sale of 51% of TWE's interest in Six Flags in June 1995, the sale of an interest in QVC, Inc. in February
1995, the sale or expected sale of certain unclustered cable systems and the proceeds to be raised from the issuance of the PERCS in August 1995, Time Warner and the Entertainment Group on a combined basis will have raised approximately $1.6 billion for debt reduction.

   The $363 million of net proceeds to be raised from the issuance of the PERCS, taken together with approximately $500 million of proceeds raised from the issuance of 7.75% ten-year notes in June 1995 and available cash and equivalents, are expected to be used to finance the partial redemption in September 1995 of $1 billion principal amount of Time Warner's 8.75% Convertible Subordinated Debentures due 2015 for an aggregate redemption price of $1.06 billion, including redemption premiums and accrued interest thereon. Time Warner also filed a shelf registration statement with the Securities and Exchange Commission in August 1995 for the offering of up to $500 million of other mandatorily redeemable preferred securities of certain subsidiaries, the proceeds of which will be used to reduce debt. However, there can be no assurance that such offering will be completed.

   On July 31, 1995, Time Warner also announced the redemption on August 15, 1995 of all of its $1.8 billion principal amount of outstanding Reset Notes in exchange for new securities. The Reset Notes will be redeemed in exchange for approximately $457 million aggregate principal amount of Floating Rate Notes due August 15, 2000, approximately $274 million aggregate principal amount of 7.975% Notes due August 15, 2004, approximately $548 million aggregate principal amount of 8.11% Debentures due August 15, 2006, and approximately $548 million aggregate principal amount of 8.18% Debentures due August 15, 2007.

   During the first six months of 1995, cash used by Time Warner's operations amounted to $99 million and reflected $553 million of EBITDA from the Publishing and Music businesses, $5 million of net distributions from TWE and $35 million from the securitization of receivables, less $289 million of interest payments, $127 million of income taxes, $39 million of corporate expenses and an increase in working capital requirements. Cash provided by operations of $243 million in the the first six months of 1994 reflected $492 million of EBITDA from the Publishing and Music businesses, $2 million of net distributions from TWE and $210 million from the securitization of receivables, less $246 million of interest payments, $96 million of income taxes, $37 million of corporate expenses and an increase in working capital requirements.

   Cash flows used in investing activities, excluding investment proceeds, increased to $325 million in the first six months of 1995, compared to $162 million in the first six months of 1994, principally as a result of higher investment spending by Time Warner's business segments. As a result of management's debt reduction program, investment proceeds increased to $294 million in the first six months of 1995, compared to $111 million in the first six months of 1994.

   Cash flows from financing activities increased to $445 million of cash provided in the first six months of 1995, compared to a use of cash of $100 million in the first six months of 1994, principally as a result of the issuance of $500 million principal amount of 7.75% ten-year notes in June 1995. In addition, cash dividends paid increased to $73 million in the first six months of 1995, compared to $69 million in the first six months of 1994.

   Time Warner has no claim on the assets and cash flows of TWE, except through the payment of certain fees and reimbursements, cash distributions and loans. Tax-related distributions of $490 million were received from TWE in July 1995 and an additional $150 million of tax-related distributions are expected to be received from TWE by the end of 1995. Management believes that 1995 operating cash flow, cash and marketable securities and additional borrowing capacity are and will continue to be sufficient to meet Time Warner's liquidity needs without distributions and loans from TWE above those permitted by existing agreements.

   Time Warner uses derivative financial instruments to manage its risk against fluctuations in interest rates and foreign currency exchange rates. Interest rate swap contracts are used to adjust the proportion of total debt that is subject to changes in short-term rates. At June 30, 1995, Time Warner had interest rate swap contracts to pay floating-rates of interest (average six-month LIBOR rate of 6.6%) and receive fixed-rates of interest (average rate of 5.5%) on $2.9 billion notional amount of indebtedness, effectively converting 29% of Time Warner's underlying debt, substantially all of which is fixed-rate, and 36% of the combined debt of Time Warner and the Entertainment Group, to a floating-rate basis. Time Warner had interest rate swap contracts on a like-amount of notional indebtedness at December 31, 1994. Based on the current levels of outstanding debt and interest rate swap contracts, a 25 basis point increase in the level of interest rates prevailing at June 30, 1995 would reduce Time Warner's annual pretax income by an estimated $8 million. Interest rate swap contracts are placed with a number of major financial institutions in order to minimize credit risk.

   Based on the level of interest rates prevailing at June 30, 1995, the fair value of Time Warner's fixed-rate debt exceeded its carrying value by $121 million and it would have cost $61 million to terminate the related interest rate swap contracts, which combined is the equivalent of an unrealized loss of $182 million. Based on the level of interest rates prevailing at December 31, 1994, the fair value of Time Warner's fixed-rate debt was less than its carrying value by $572 million and it would have cost $236 million to terminate its interest rate swap contracts, which combined was the equivalent of an unrealized gain of $336 million. Unrealized gains or losses on debt or interest rate swap contracts are not recognized unless the debt is retired or the contracts are terminated prior to their maturity.

   Foreign exchange contracts are used primarily to hedge the risk that unremitted or future royalties and license fees owed to Time Warner or TWE domestic companies for the sale or anticipated sale of U.S. copyrighted products abroad may be adversely affected by changes in foreign currency exchange rates. At June 30, 1995, Time Warner had contracts for the sale of $546 million and the purchase of $151 million of foreign currencies at fixed rates, primarily Japanese yen (11% of net contract value), French francs (13%), English pounds (27%), Canadian dollars (15%) and German marks (18%), compared to contracts for the sale of $551 million and the purchase of $109 million of foreign currencies at December 31, 1994. Unrealized gains or losses are recorded in income; accordingly, the carrying value of foreign exchange contracts approximates market value. Time Warner had $26 million and TWE had $13 million of net losses on foreign exchange contracts during the first six months of 1995, which were or are expected to be offset by corresponding increases in the dollar value of foreign currency royalties and license fee payments that have been or are anticipated to be received from the sale of U.S. copyrighted products abroad. Time Warner reimburses or is reimbursed by TWE for contract gains and losses related to TWE's foreign currency exposure. Foreign currency contracts are placed with a number of major financial institutions in order to minimize credit risk.

Entertainment Group

   The financial condition of the Entertainment Group companies, principally TWE, at June 30, 1995 was, and will continue to be, affected by the formation of the TWE-Advance/Newhouse Partnership and the other cable transactions and asset sales that have either closed or are expected to close during 1995. TWE had $7.1 billion of debt, $1.7 billion of Time Warner General Partners' senior capital and $6.2 billion of partners' capital (net of the $528 million uncollected portion of the note receivable from U S WEST) at June 30, 1995, compared to $7.2 billion of debt, $1.7 billion of Time Warner General Partners' senior capital and $6.2 billion of partners' capital at December 31, 1994. Principally as a result of the proceeds received in the Six Flags transaction, cash and equivalents increased to $2.3 billion at June 30, 1995, compared to $1.1 billion at December 31, 1994, reducing the debt-net-of-cash amounts for TWE to $4.8 billion and $6.1 billion, respectively.

   In the first six months of 1995, cash provided by Entertainment Group operations amounted to $697 million and reflected $988 million of EBITDA from the Filmed Entertainment, Broadcasting-The WB Network, Programming-HBO and Cable businesses and a reduction in working capital requirements, less $303 million of interest payments, $34 million of income taxes and $30 million of corporate expenses. Cash provided by operations of $707 million in the first six months of 1994 reflected $895 million of business segment EBITDA and a reduction in working capital requirements, less $240 million of interest payments, $29 million of income taxes and $30 million of corporate expenses.

   Cash flows from investing activities increased to $175 million of cash provided in the first six months of 1995, compared to a use of cash of $792 million in the first six months of 1994, principally as a result of a $922 million increase in investment proceeds relating to management's debt reduction program. Capital expenditures increased to $704 million in the first six months of 1995, compared to $504 million in the first six months of 1994. Capital spending by Time Warner Cable amounted to $514 million in the first six months of 1995, compared to $256 million in the first six months of 1994, and was financed in part through $243 million of collections on the note receivable from U S WEST. Cable capital expenditures are budgeted to exceed $500 million for the remainder of 1995, and are expected to be partially financed by approximately $300 million of additional collections on the note receivable from U S WEST. Because management believes that the conversion from coaxial to fiber-optic cable is essential to achieving long-term growth in revenue from telephony, cable and other services, significant cable capital expenditures also are expected in subsequent years and will be timed to match the rate at which demand for the new services develops.

   Cash flows provided by financing activities increased to $320 million in the first six months of 1995, compared to $94 million in the first six months of 1994, principally as a result of a $175 million increase in collections on the note receivable from U S WEST.

   Warner Bros.' backlog, representing the amount of future revenue not yet recorded from cash contracts for the licensing of films for pay and basic cable, network and syndicated television exhibition amounted to over $1 billion at June 30, 1995 compared to $852 million at December 31, 1994 (including amounts relating to HBO of $156 million at June 30, 1995 and $175 million at December 31,
1994).  The backlog excludes advertising barter contracts.

   Management believes that TWE's 1995 operating cash flow, cash and equivalents, collections on the note receivable from U S WEST and additional borrowing capacity are and will continue to be sufficient to meet its capital and liquidity needs.

                  TIME WARNER ENTERTAINMENT COMPANY, L.P.
                         CONSOLIDATED BALANCE SHEET
                                 (Unaudited)
                                                      June 30,   December 31,
                                                        1995        1994
                                                           (millions)
ASSETS
Current assets
Cash and equivalents                                    $ 2,263      $ 1,071
Receivables, including $234 and $266 due from
   Time Warner, less allowances of $299 and $306          1,421        1,426
Inventories                                                 907          956
Prepaid expenses                                            165          120

Total current assets                                      4,756        3,573

Noncurrent inventories                                    1,656        1,807
Loan receivable from Time Warner                            400          400
Property, plant and equipment, net                        3,944        3,784
Goodwill                                                  4,095        4,433
Cable television franchises                               3,123        3,236
Other assets                                              1,316        1,429

Total assets                                            $19,290       $18,662

LIABILITIES AND PARTNERS' CAPITAL
 Current liabilities
Accounts payable                                        $   435       $   514
Participations and programming costs                      1,007           857
Other current liabilities, including $490
  and $334 of distributions due to Time Warner            1,668         1,486

Total current liabilities                                 3,110         2,857

Long-term debt                                            7,037         7,160
Other long-term liabilities, including $219
  and $89 of distributions due to Time Warner               942           749
Minority interest                                           317            -
Time Warner General Partners' senior capital              1,730         1,663

Partners' capital
Contributed capital                                       7,398         7,398
Undistributed partnership earnings (deficit)               (716)         (394)
Note receivable from U S WEST                              (528)         (771)
Total partners' capital                                   6,154         6,233

Total liabilities and partners' capital                 $19,290       $18,662

See accompanying notes.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                     CONSOLIDATED STATEMENT OF OPERATIONS
                               (Unaudited)

                                             Three Months       Six Months
                                            Ended June 30,     Ended June 30,
                                           1995      1994      1995     1994
                                                        (millions)

 Revenues (a)                              $2,392    $2,055    $4,438   $3,974

Cost of revenues (a)(b)                     1,611     1,441     3,051    2,784
Selling, general and administrative (a)(b)    515       387       930      760

Operating expenses                          2,126     1,828     3,981    3,544

Business segment operating income             266       227       457      430
Interest and other, net (a)                  (170)     (144)     (331)    (280)
Corporate services (a)                        (15)      (15)      (30)     (30)

Income before income taxes                     81        68        96      120
Income taxes                                  (25)      (12)      (36)     (16)

Net income                                  $  56    $   56     $  60    $ 104

__________________
(a) Includes the following income (expenses) resulting from transactions with the partners of TWE:

Selling, general and administrative          $(30)     $(26)     $(52)    $(43)
Corporate services                            (15)      (15)      (30)     (30)
Interest and other, net                         6         3         6        3

In addition, includes the following income (expenses) resulting from transactions with equity affiliates of TWE or Time Warner:

Revenues                                    $  32     $  58     $  58    $  67
Cost of revenues                              (36)      (19)      (53)     (31)
Selling, general and administrative             7         9        12       14

(b)  Includes depreciation and amortization
  expense of:                                $275      $240      $501     $453



See accompanying notes.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (Unaudited)

                                                         Six Months
                                                        Ended June 30,
                                                        1995      1994
                                                          (millions)

 OPERATIONS
Net income                                             $  60     $ 104
Adjustments for noncash and nonoperating items:
Depreciation and amortization                            501       453
Changes in operating assets and liabilities              164       120

Cash provided by operations                              725       677

INVESTING ACTIVITIES
Investments and acquisitions                             (75)      (46)
Capital expenditures                                    (622)     (496)
Loan to Time Warner                                       -       (250)
Investment proceeds                                      953        39

Cash provided (used) by investing activities             256      (753)

FINANCING ACTIVITIES
Borrowings                                               235       317
Debt repayments                                         (237)     (277)
Capital distributions                                    (30)      (27)
Collections on note receivable from U S WEST             243        68

Cash provided by financing activities                    211        81

INCREASE IN CASH AND EQUIVALENTS                       1,192         5


CASH AND EQUIVALENTS AT BEGINNING OF PERIOD            1,071     1,338

CASH AND EQUIVALENTS AT END OF PERIOD                 $2,263    $1,343



See accompanying notes.

                   TIME WARNER ENTERTAINMENT COMPANY, L.P.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)

1.  SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

   Time Warner Entertainment Company, L.P., a Delaware limited partnership ("TWE"), is engaged principally in the Filmed Entertainment, Broadcasting-The WB Network, Programming-HBO and Cable businesses. Subsidiaries of Time Warner Inc. ("Time Warner") are the general partners of TWE ("Time Warner General Partners") and collectively hold 63.27% pro rata priority capital and residual equity partnership interests in TWE, and certain priority capital interests senior ("Time Warner General Partners' senior capital") and junior to the pro rata priority capital interests, which they received for the net assets, or the rights to cash flows, they contributed to the partnership upon the capitalization of TWE. The limited partners, subsidiaries of U S WEST, Inc. ("U S WEST"), ITOCHU Corporation and Toshiba Corporation, hold 25.51%, 5.61% and 5.61% pro rata priority capital and residual equity partnership interests, respectively. The TWE partnership agreement provides for special allocations of income, loss and distributions of partnership capital, including priority distributions in the event of liquidation.

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

Intangible Assets

   Intangible assets are recorded when the cost of acquired companies exceeds the fair value of their tangible assets. Intangible assets are amortized over periods up to forty years using the straight-line method. TWE separately reviews the carrying value of intangible assets for each acquired entity on a quarterly basis to determine whether an impairment may exist.
TWE considers relevant cash flow and profitability information, including estimated future operating results, trends and other available information, in assessing whether the carrying value of intangible assets can be recovered. Upon a determination that the carrying value of intangible assets will not be recovered from the undiscounted future cash flows of the acquired business, the carrying value of such intangible assets would be considered impaired and will be reduced by a charge to operations in the amount of the impairment. Impairment is measured as any deficiency in estimated undiscounted future cash flows of the acquired business to recover the carrying value related to the intangible assets.

   In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of," ("FAS 121") effective for fiscal years beginning after December 15, 1995. The new rules establish standards for the recognition and measurement of impairment losses on long-lived assets and certain identifiable intangible assets, including goodwill. TWE expects that the adoption of FAS 121 will not have a material effect on its financial statements.


2.  TWE-ADVANCE/NEWHOUSE PARTNERSHIP

   On April 1, 1995, TWE formed a cable television joint venture with the Advance/Newhouse Partnership ("Advance/Newhouse") to which Advance/Newhouse and TWE contributed cable television systems (or interests therein) serving approximately 4.5 million subscribers, as well as certain foreign cable investments and programming investments. TWE owns a two-thirds equity interest in the TWE-Advance/Newhouse Partnership and is the managing partner. TWE consolidates the partnership and the one-third equity interest owned by Advance/Newhouse is reflected in TWE's balance sheet as minority interest. In accordance with the partnership agreement, Advance/Newhouse can require TWE to purchase its equity interest for fair market value at specified intervals following the death of both of its principal shareholders. Beginning in the third year, either partner can initiate a dissolution in which TWE would receive two-thirds and Advance/Newhouse would receive one-third of the partnership's net assets. The assets contributed by TWE and Advance/Newhouse to the partnership were recorded at their predecessor's historical cost, which, with respect to Advance/Newhouse, consisted of assets contributed to the partnership of approximately $338 million and liabilities assumed by the partnership of approximately $9 million. No gain was recognized by TWE upon the capitalization of the partnership. On a pro forma basis, giving effect to the formation of the TWE-Advance/Newhouse Partnership as if it had occurred at the beginning of the periods, TWE would have reported $4.575 billion and $4.238 billion of revenues for the six months ended June 30, 1995 and 1994, respectively. The pro forma effect on TWE's net income for each of the six month periods ended June 30, 1995 and 1994 is not material.


3.  SIX FLAGS

   On June 23, 1995, TWE sold 51% of its interest in Six Flags Entertainment Corporation ("Six Flags") to an investment group led by Boston Ventures for $204 million and received $640 million in additional proceeds from Six Flags, representing payment of certain intercompany indebtedness and licensing fees. As a result of the transaction, TWE expects a cumulative debt reduction of approximately $850 million, after the payment of related taxes and fees and the deconsolidation of approximately $128 million of third-party, zero-coupon indebtedness of Six Flags due in 1999.
The deconsolidation of such indebtedness is reflected in TWE's balance sheet as of June 30, 1995, and the remaining debt reduction is expected to occur in the third quarter of 1995. TWE deferred approximately $140 million of income on the transaction principally as a result of its guarantee of such debt. TWE will account for its remaining 49% interest in Six Flags under the equity method of accounting.


4.  INVENTORIES

   Inventories consist of:
                                         June 30, 1995     December 31, 1994
                                     Current  Noncurrent  Current  Noncurrent
                                                   (millions)
 Film costs:
   Released, less amortization        $  442   $  352      $  585    $  347
   Completed and not released            153       37         123        24
   In process and other                   59      207          18       361
   Library, less amortization             -       743          -        769
Programming costs, less amortization     177      317         149       306
Merchandise                               76       -           81        -

Total                                 $  907   $1,656      $  956    $1,807


5.  LONG-TERM DEBT

   Long-term debt consists of:
                                                      June 30,   December 31,
                                                       1995         1994
                                                          (millions)

Bank credit agreement, weighted average interest
   rates of 6.7% and 6.5%                              $2,575       $2,550
Commercial paper, weighted average interest rates
   of 6.5% and 6.2%                                       622          649
Publicly held notes and debentures                      3,781        3,903
Other                                                      59           58
Total                                                  $7,037       $7,160

   On June 30, 1995, TWE, the TWE-Advance/Newhouse Partnership and a wholly owned subsidiary of Time Warner ("TWI Cable") executed a five-year revolving credit facility (the "New Credit Agreement"). The New Credit Agreement enables such entities to refinance certain indebtedness assumed from the companies acquired or to be acquired in the cable acquisitions, to refinance existing indebtedness of TWE and to finance the ongoing working capital, capital expenditure and other corporate needs of each borrower.

   The New Credit Agreement permits borrowings in an aggregate amount of up to $8.3 billion. Borrowings are limited to $4 billion in the case of TWI Cable, $5 billion in the case of the TWE-Advance/Newhouse Partnership and $8.3 billion in the case of TWE, subject in each case to certain limitations and adjustments. Such borrowings will bear interest at specific rates for each of the three borrowers, generally equal to LIBOR plus a margin initially ranging from 50 to 87.5 basis points based on the credit rating or financial leverage of the applicable borrower. The New Credit Agreement contains certain covenants for each borrower relating to, among other things, additional indebtedness; liens on assets; cash flow coverage and leverage ratios; and loans, advances, distributions and other cash payments or transfers of assets from the borrowers to their respective partners or affiliates.

   On July 6, 1995, TWE borrowed approximately $2.6 billion under the New Credit Agreement to repay and terminate its existing bank credit agreement.

   Each Time Warner General Partner has guaranteed a pro rata portion of substantially all of TWE's debt and accrued interest thereon based on the relative fair value of the net assets each Time Warner General Partner contributed to TWE. Such indebtedness is recourse to each Time Warner General Partner only to the extent of its guarantee.


6.  PARTNERS' CAPITAL

   Changes in partners' capital were as follows:
                                                            Six Months
                                                           Ended June 30,
                                                           1995       1994
                                                              (millions)

Balance at beginning of year                             $6,233      $6,000
Net income                                                   60         104
Distributions                                              (316)       (120)
Reduction of stock option distribution liability             -          174
Allocation of income to Time Warner General Partners'
  senior capital                                            (67)        (62)
Collections on note receivable from U S WEST                243          68
Other                                                         1           7

Balance at June 30                                       $6,154      $6,171

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

   During the six months ended June 30, 1995, TWE accrued $25 million of Time Warner Service Partnership distributions, $156 million of tax-related distributions and $135 million of stock option distributions, based on closing prices of Time Warner common stock of $41.25 at June 30, 1995 and $35.125 at December 31, 1994.
During the six months ended June 30, 1994, TWE accrued $25 million of Time Warner Service Partnership distributions and $95 million of tax-related distributions, and reversed $174 million of previously-accrued stock option distributions as a result of a decline in the market price of Time Warner common stock. TWE paid $490 million of accrued tax distributions to the Time Warner General Partners in July 1995.


7.  SEGMENT INFORMATION

   Information as to the operations of TWE in different business segments is as set forth below. Cable business segment information reflects the consolidation of the TWE-Advance/Newhouse Partnership effective as of April 1, 1995.

                                            Three Months        Six Months
                                           Ended June 30,      Ended June 30,
                                           1995     1994       1995     1994
                                                      (millions)
Revenues
Filmed Entertainment                      $1,355   $1,214     $2,561   $2,295
Broadcasting -  The WB Network                 3       -           6       -
Programming - HBO                            392      369        777      727
Cable                                        724      559      1,281    1,108
Intersegment elimination                     (82)     (87)      (187)    (156)

Total                                     $2,392   $2,055     $4,438   $3,974

                                            Three Months         Six Months
                                           Ended June 30,       Ended June 30,
                                           1995     1994        1995     1994
                                                       (millions)
Operating Income
Filmed Entertainment                       $  83    $  72       $148     $133
Broadcasting -  The WB Network               (12)      -         (33)      -
Programming - HBO                             70       61        137      118
Cable                                        125       94        205      179

Total                                       $266     $227       $457     $430

                                            Three Months        Six Months
                                           Ended June 30,      Ended June 30,
                                           1995     1994       1995     1994
                                                       (millions)
Depreciation of Property, Plant and Equipment
Filmed Entertainment                       $  41    $  33      $  62     $ 49
Broadcasting - The WB Network                  -        -          -        -
Programming - HBO                              4        4          8        7
Cable                                        111       81        199      164

Total                                       $156     $118       $269     $220

                                            Three Months       Six Months
                                           Ended June 30,     Ended June 30,
                                           1995     1994      1995     1994
                                                      (millions)
Amortization of Intangible Assets (1)
Filmed Entertainment                      $  43     $  41      $  80    $  75
Broadcasting -  The WB Network                -         -          -        -
Programming - HBO                             -         1          -        2
Cable                                        76        80        152      156

Total                                      $119      $122       $232     $233
_______________
(1) Amortization includes amortization relating to the acquisition of Warner Communications Inc. ("WCI") in 1989 and the American
Television and Communications Corporation ("ATC") minority interest in 1992 and to other business combinations accounted for by the purchase method.


8.  COMMITMENTS AND CONTINGENCIES

   Minimum commitments and guarantees under certain programming, licensing, franchise and other agreements at June 30, 1995 aggregated approximately $5.5 billion, which are payable principally over a five-year period.

   Pending legal proceedings are substantially limited to litigation incidental to the businesses of TWE. In the opinion of counsel and management, the ultimate resolution of these matters will not have a material effect on the consolidated financial statements of TWE.


9.  ADDITIONAL FINANCIAL INFORMATION

   Additional financial information is as follows:
                                                            Six Months
                                                          Ended June 30,
                                                        1995        1994
                                                           (millions)

Interest expense                                        $ 296      $ 273
Cash payments made for interest                           301        240
Cash payments made for income taxes (net)                  34         29

                   TIME WARNER ENTERTAINMENT COMPANY, L.P.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

   TWE had revenues of $2.392 billion and net income of $56 million for the three months ended June 30, 1995, compared to revenues of $2.055 billion and net income of $56 million for the three months ended June 30, 1994. Revenues of $4.438 billion and net income of $60 million were reported for the six months ended June 30, 1995, compared to revenues of $3.974 billion and net income of $104 million for the six months ended June 30, 1994.

   As discussed more fully below, TWE's operating results for the three and six month periods ended June 30, 1995 reflect an overall increase in operating income generated by its business segments and gains on the sale of certain unclustered cable systems, offset by higher floating-rates of interest paid on borrowings under TWE's bank credit agreement and minority interest expense related to the consolidation of the operating results of the TWE-Advance/Newhouse Partnership effective as of April 1, 1995.

   As a U.S. partnership, TWE is not subject to U.S. federal and state income taxation. Income and withholding taxes of $25 million and $36 million in the three and six months ended June 30, 1995, respectively, and $12 million and $16 million in the three and six months ended June 30, 1994, respectively, have been provided in respect of the operations of TWE's domestic and foreign subsidiary corporations.

   EBITDA and operating income for TWE for the three and six months ended June 30, 1995 and 1994 is as follows:

                                                Three Months Ended June 30,
                                                EBITDA       Operating Income
                                              1995   1994      1995    1994
                                                      (millions)

Filmed Entertainment                          $167    $146      $ 83     $ 72
Broadcasting -   The WB Network                (12)      -       (12)       -
Programming - HBO                               74      66        70       61
Cable                                          312     255       125       94

Total                                         $541    $467      $266     $227


                                                  Six Months Ended June 30,
                                                EBITDA       Operating Income
                                              1995   1994      1995    1994
                                                       (millions)

Filmed Entertainment                          $290    $257      $148     $133
Broadcasting -   The WB Network                (33)     -        (33)      -
Programming - HBO                              145     127       137      118
Cable                                          556     499       205      179

Total                                         $958    $883      $457     $430


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

Three Months Ended June 30, 1995 Compared to the Three Months Ended
June 30, 1994

   FILMED ENTERTAINMENT. Revenues increased to $1.355 billion, compared to $1.214 billion in the second quarter of 1994. EBITDA increased to $167 million from $146 million. Depreciation and amortization, including amortization related to the purchase of WCI, amounted to $84 million in 1995 and $74 million in 1994. Operating income increased to $83 million from $72 million. Revenues benefited from increases in worldwide theatrical, international home video and consumer products operations.
Domestic theatrical revenues in 1995 were led by the success of BATMAN FOREVER. Revenues and operating results at Six Flags increased due to higher attendance and in-park spending. EBITDA and operating income benefited from the revenue gains and increased income from licensing operations, offset in part by approximately one week less of operating results of Six Flags in 1995 due to the sale of a 51% interest in the theme park company on June 23, 1995.

   BROADCASTING - THE WB NETWORK. The WB Network was launched on January 11, 1995, and generated $12 million of operating losses on $3 million of revenues in the second quarter of 1995. Due to the start-up nature of this new national broadcast operation, losses are expected to continue.

   PROGRAMMING - HBO. Revenues increased to $392 million, compared to $369 million in the second quarter of 1994. EBITDA increased to $74 million from $66 million. Depreciation and amortization amounted to $4 million in 1995 and $5 million in 1994. Operating income increased to $70 million from $61 million. Revenues benefited primarily from an increase in subscribers, as well as from higher pay-TV rates. EBITDA and operating income improved principally as a result of the revenue gains.

   CABLE. Revenues increased to $724 million, compared to $559 million in the second quarter of 1994. EBITDA increased to $312 million from $255 million. Depreciation and amortization, including amortization related to the purchase of WCI and the acquisition of the ATC minority interest, amounted to $187 million in 1995 and $161 million in 1994. Operating income increased to $125 million from $94 million. Revenues benefited from the formation of the TWE-Advance/Newhouse Partnership in April 1995 and increases in basic cable subscribers and nonregulated revenues, including pay-TV and advertising. EBITDA and operating income increased as a result of the revenue gains and contributions from the TWE-Advance/Newhouse Partnership, offset in part by the impact of the second round of cable rate regulations that went into effect in July 1994, higher start-up costs for telephony operations and, with respect to operating income only, higher depreciation and amortization relating to increased capital spending.

   INTEREST AND OTHER, NET. Interest and other, net, increased to $170 million in the second quarter of 1995, compared to $144 million in the second quarter of 1994. Interest expense increased to $146 million, compared to $138 million in the second quarter of 1994, principally as a result of higher floating-rates of interest paid on borrowings under TWE's bank credit agreement. Other expense, net, increased to $24 million in the second quarter of 1995 from $6 million in 1994, principally because of the inclusion in 1995 of minority interest expense related to the TWE-Advance/Newhouse Partnership, offset in part by gains on the sale of certain unclustered cable systems.

Six Months Ended June 30, 1995 Compared to the Six Months Ended
June 30, 1994

   FILMED ENTERTAINMENT. Revenues increased to $2.561 billion, compared to $2.295 billion in the first six months of 1994. EBITDA increased to $290 million from $257 million. Depreciation and amortization, including amortization related to the purchase of WCI, amounted to $142 million in 1995 and $124 million in 1994. Operating income increased to $148 million from $133 million. Revenues benefited from increases in worldwide theatrical, international home video, consumer products and worldwide television distribution operations. Lower domestic theatrical revenues in the first quarter of 1995 were overcome by the second quarter domestic box office performance of theatrical releases, led by the success of BATMAN FOREVER. Revenues and operating results at Six Flags increased due to higher attendance and in-park spending. EBITDA and operating income benefited from the revenue gains and increased income from licensing operations.

   BROADCASTING-THE WB NETWORK. The WB Network was launched on January 11, 1995, and generated $33 million of operating losses on $6 million of revenues in the first six months of 1995. Due to the start-up nature of this new national broadcast operation, losses are expected to continue.

   PROGRAMMING - HBO. Revenues increased to $777 million, compared to $727 million in the first six months of 1994. EBITDA increased to $145 million from $127 million. Depreciation and amortization amounted to $8 million in 1995 and $9 million in 1994. Operating income increased to $137 million from $118 million. Revenues benefited primarily from an increase in subscribers, as well as from higher pay-TV rates. EBITDA and operating income improved principally as a result of the revenue gains.

   CABLE. Revenues increased to $1.281 billion, compared to $1.108 billion in the first six months of 1994. EBITDA increased to $556 million from $499 million. Depreciation and amortization, including amortization related to the purchase of WCI and the acquisition of the ATC minority interest, amounted to $351 million in 1995 and $320 million in 1994. Operating income increased to $205 million from $179 million. Revenues benefited from the formation of the TWE-Advance/Newhouse Partnership in April 1995 and increases in basic cable subscribers and nonregulated revenues, including pay-TV and advertising. EBITDA and operating income increased as a result of the revenue gains and contributions from the TWE-Advance/Newhouse Partnership, offset in part by the impact of the second round of cable rate regulations that went into effect in July 1994, higher start-up costs for telephony operations and, with respect to operating income only, higher depreciation and amortization relating to increased capital spending.

   INTEREST AND OTHER, NET. Interest and other, net, increased to $331 million in the first six months of 1995, compared to $280 million in the first six months of 1994. Interest expense increased to $296 million, compared with $273 million in the first six months of 1994, principally as a result of higher floating-rates of interest paid on borrowings under TWE's bank credit agreement. Other expense, net, increased to $35 million in the first six months of 1995 from $7 million in 1994, principally because of the inclusion in 1995 of minority interest expense related to the TWE-Advance/Newhouse Partnership, offset in part by gains on the sale of certain unclustered cable systems.

FINANCIAL CONDITION AND LIQUIDITY
June 30, 1995

   The financial condition of TWE at June 30, 1995 was affected by the formation of the TWE-Advance/Newhouse Partnership and the Six Flags transaction, and is expected to be further affected by the other cable transactions agreed to by Time Warner that have closed or are expected to close during 1995. TWE had $7.1 billion of debt, $1.7 billion of Time Warner General Partners' senior capital and $6.2 billion of partners' capital (net of the $528 million uncollected portion of the note receivable from U S WEST) at June 30, 1995, compared to $7.2 billion of debt, $1.7 billion of Time Warner General Partners' senior capital and $6.2 billion of partners' capital at December 31, 1994. Principally as a result of the proceeds received in the Six Flags transaction, cash and equivalents increased to $2.3 billion at June 30, 1995, compared to $1.1 billion at December 31, 1994, reducing the debt-net-of-cash amounts to $4.8 billion and $6.1 billion, respectively.

   During 1995, TWE and Time Warner made progress in achieving certain of their financial and operational objectives, principally relating to the expansion of their reach in cable television, the attainment of a new bank credit facility and their plan to reduce debt with funds raised from the sale of non-core assets. TWE formed the TWE-Advance/Newhouse Partnership in April 1995 and, together with Time Warner's completion of its previously-announced acquisitions of Summit Communications Group, Inc. in May 1995 and KBLCOM Incorporated in July 1995, the total number of subscribers under the management of Time Warner Cable has increased to over 10 million, compared to 7.5 million at the end of 1994. The number of subscribers is expected to increase further, to over 11.5 million, after the consummation of Time Warner's acquisition of Cablevision Industries Corporation and related companies, which is expected to close in the fourth quarter of 1995.

   On June 30, 1995, TWE, the TWE-Advance/Newhouse Partnership and TWI Cable executed a five-year revolving credit facility. The New Credit Agreement enables such entities to refinance certain indebtedness assumed from the companies acquired or to be acquired in the cable acquisitions, to refinance existing indebtedness of TWE and to finance the ongoing working capital, capital expenditure and other corporate needs of each borrower.

   The New Credit Agreement permits borrowings in an aggregate amount of up to $8.3 billion. Borrowings are limited to $4 billion in the case of TWI Cable, $5 billion in the case of the TWE-Advance/Newhouse Partnership and $8.3 billion in the case of TWE, subject in each case to certain limitations and adjustments. Such borrowings will bear interest at specific rates for each of the three borrowers, generally equal to LIBOR plus a margin initially ranging from 50 to 87.5 basis points based on the credit rating or financial leverage of the applicable borrower. The New Credit Agreement contains certain covenants for each borrower relating to, among other things, additional indebtedness; liens on assets; cash flow coverage and leverage ratios; and loans, advances, distributions and other cash payments or transfers of assets from the borrowers to their respective partners or affiliates.

   On July 6, 1995, TWE borrowed approximately $2.6 billion under the New Credit Agreement to repay and terminate its existing bank credit agreement.

   TWE continues to pursue its plan to enhance its financial position through sales of non-core assets. With the sale of 51% of its interest in Six Flags in June 1995 and the sale or expected sale of certain unclustered cable systems, TWE expects a cumulative debt reduction of approximately $1 billion, after the payment of related taxes and fees and the deconsolidation of approximately $128 million of third-party, zero-coupon indebtedness of Six Flags due in 1999. The deconsolidation of such indebtedness is reflected in TWE's balance sheet as of June 30, 1995, and the remaining debt reduction is expected to occur in the second half of 1995.

   In the first six months of 1995, cash provided by TWE's operations amounted to $725 million and reflected $958 million of EBITDA from the Filmed Entertainment, Broadcasting-The WB Network, Programming-HBO and Cable businesses and a reduction in working capital requirements, less $301 million of interest payments, $34 million of income taxes and $30 million of corporate expenses.
Cash provided by operations of $677 million in the first six months of 1994 reflected $883 million of business segment EBITDA and a reduction in working capital requirements, less $240 million of interest payments, $29 million of income taxes and $30 million of corporate expenses.

   Cash flows from investing activities increased to $256 million of cash provided in the first six months of 1995, compared to a use of cash of $753 million in the first six months of 1994, principally as a result of a $914 million increase in investment proceeds relating to management's debt reduction program. Capital expenditures increased to $622 million in the first six months of 1995, compared to $496 million in the first six months of 1994. Capital spending by Time Warner Cable amounted to $433 million in the first six months of 1995, compared to $248 million in the first six months of 1994, and was financed in part through $243 million of collections on the note receivable from U S WEST. Cable capital expenditures are budgeted to exceed $500 million for the remainder of 1995, and are expected to be partially financed by approximately $300 million of additional collections on the note receivable from U S WEST. Because management believes that the conversion from coaxial to fiber-optic cable is essential to achieving long-term growth in revenue from telephony, cable and other services, significant cable capital expenditures also are expected in subsequent years and will be timed to match the rate at which demand for the new services develops.

   Cash flows provided by financing activities increased to $211 million in the first six months of 1995, compared to $81 million in the first six months of 1994, principally as a result of a $175 million increase in collections on the note receivable from U S WEST.

   Warner Bros.' backlog, representing the amount of future revenue not yet recorded from cash contracts for the licensing of films for pay and basic cable, network and syndicated television exhibition amounted to over $1 billion at June 30, 1995 compared to $852 million at December 31, 1994 (including amounts relating to HBO of $156 million at June 30, 1995 and $175 million at December 31,
1994).  The backlog excludes advertising barter contracts.

   Management believes that TWE's 1995 operating cash flow, cash and equivalents, collections on the note receivable from U S WEST and additional borrowing capacity are and will continue to be sufficient to meet its capital and liquidity needs.

   Based on the level of interest rates prevailing at June 30, 1995, the fair value of TWE's long-term debt exceeded its carrying value by $123 million. Based on the level of interest rates prevailing at December 31, 1994, the fair value of TWE's long-term debt was $460 million less than its carrying value. Unrealized gains or losses on debt are not recognized unless the debt is retired prior to its maturity.

   Foreign exchange contracts are used primarily to hedge the risk that unremitted or future license fees owed to TWE domestic companies for the sale or anticipated sale of U.S. copyrighted products abroad may be adversely affected by changes in foreign currency exchange rates. TWE is reimbursed by or reimburses Time Warner for Time Warner contract gains and losses related to TWE's exposure. At June 30, 1995, Time Warner had contracts for the sale of $546 million and the purchase of $151 million of foreign currencies at fixed rates and maturities of three months or less. Of Time Warner's $395 million net sale contract position, $133 million related to TWE's exposure, primarily Japanese yen (20% of net contract position related to TWE), French francs (20%), German marks (10%) and Canadian dollars (21%), compared to a net sale contract position of $188 million of foreign currencies at December 31, 1994. Unrealized gains or losses are recorded in income; accordingly, the carrying value of foreign exchange contracts approximates market value. TWE had $13 million of net losses on foreign exchange contracts during the first six months of 1995, which were or are expected to be offset by corresponding increases in the dollar value of foreign currency license fee payments that have been or are anticipated to be received from the sale of U.S. copyrighted products abroad. Time Warner places foreign currency contracts with a number of major financial institutions in order to minimize credit risk.

PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings.

   Reference is made to the litigation entitled NORTHERN LAMINATING, INC. RETIREMENT FUND v. MUNRO, et al. described on page I-41 of Time Warner's Annual Report on Form 10-K for the year ended
December 31, 1994 (the "1994 Form 10-K").  A Stipulation of
Voluntary Discontinuance without prejudice was approved by the court on July 12, 1995.

   Reference is made to the description of the Federal lawsuit filed by TWE in November 1992 seeking to overturn major provisions of the 1992 Cable Act that appears on pages I-42 and I-43 of Time Warner's 1994 Form 10-K. Argument on cross motions for summary judgment in connection with the must-carry portion of the case was held on July 17, 1995; post-argument submissions by all parties are due on August 22, 1995. With respect to the remainder of the case, briefing on the appeal was completed in early July 1995 and argument of the appeal is scheduled for November 20, 1995.

   On May 30, 1995, a purported class action was filed in the United States District Court for the Central District of California, entitled DIGITAL DISTRIBUTION INC. D/B/A COMPACT DISC WAREHOUSE v. CEMA DISTRIBUTION, SONY MUSIC ENTERTAINMENT, INC., WARNER ELEKTRA ATLANTIC CORPORATION, UNI DISTRIBUTION CORPORATION, BERTELSMANN MUSIC GROUP, INC. AND POLYGRAM GROUP DISTRIBUTION, INC., No. 95-3596 (JSL) (the "California Federal Action"). On July 19, 1995, a purported class action was filed in the Superior Court of California for the County of Los Angeles, entitled BRENDEN BARRY v. CAMA DISTRIBUTION, SONY MUSIC ENTERTAINMENT, INC., WARNER ELEKTRA ATLANTIC CORPORATION, UNI DISTRIBUTION CORPORATION, BERTELSMANN MUSIC GROUP, INC. AND POLYGRAM GROUP DISTRIBUTION, INC., No. BC 131748 (the "California State Action"). The California Federal Action is brought on behalf of direct purchasers of compact discs ("CDs") and the California State Action is brought on behalf of indirect purchasers of CDs. In both actions, the plaintiffs allege that Warner Elektra Atlantic Corporation ("WEA"), along with five other distributors of recorded music CDs, violated the federal and/or state antitrust laws and unfair competition laws, by engaging in a conspiracy to fix prices of CDs, and seek an injunction and treble damages. In the California Federal Action, the defendants have moved to dismiss the complaint and stay the proceedings pending the disposition of the motion to dismiss. An initial conference is scheduled in early September 1995. In the California State Action, defendants time to answer or move against the complaint has been extended until October 15, 1995.

   [An action similar to the California Federal Action was filed in the United States District Court for the Southern District of New York and then dismissed voluntarily by the plaintiff, effective as of July 19, 1995. The plaintiff indicated that it intended to intervene in the California Federal Action or file a separate action in the same court.]

Item 4.   Submission of Matters to a Vote of Security-Holders.

   (a) The Annual Meeting of Stockholders of Time Warner was held on May 18, 1995.

   (b)  Not applicable.

   (c)  The following matters were voted upon at the Time Warner
Annual Meeting of Stockholders:

        (i)  Election of directors for terms expiring in 1998.

                                                              Broker
                                For          Withheld       Non-Votes
Merv Adelson                 310,072,682     4,973,582          0
Beverly Sills Greenough      310,020,000     5,026,264          0
Michael A. Miles             310,851,464     4,194,800          0
Donald S. Perkins            310,737,122     4,309,142          0
Raymond S. Troubh            310,941,947     4,104,317          0

        (ii) Adoption of amended and restated Time Warner Inc. Annual Bonus Plan for Executive Officers:
                                                         Broker
     Votes For      Votes Against      Abstentions      Non-Votes

    287,990,584       22,137,691        4,917,989          0

        (iii) Appointment of Ernst & Young LLP as independent auditors of Time Warner for 1995:
                                                        Broker
     Votes For      Votes Against      Abstentions     Non-Votes

    312,574,237        1,395,455        1,076,572         0

        (iv) Stockholder resolution relating to cigarette advertising in Time Warner's magazines:
                                                        Broker
     Votes For      Votes Against      Abstentions     Non-Votes

     15,842,233      245,079,278       13,045,154      41,079,599

        (v) Stockholder resolution calling for the election of directors annually and not by classes:
                                                        Broker
     Votes For      Votes Against      Abstentions     Non-Votes

     89,948,660      122,102,463       61,906,541      41,088,600

   (d)  Not applicable.

Item 6.    Exhibits and Reports on Form 8-K.

   (a)  Exhibits.

   The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as a part of this report and such
Exhibit Index is incorporated herein by reference.

   (b)  Reports on Form 8-K.

        (i) Time Warner filed a Current Report on Form 8-K dated April 1, 1995 reporting in Item 2 that TWE had closed its previously announced transaction with Advance/Newhouse Partnership regarding the formation of the Time Warner Entertainment - Advance/Newhouse
Partnership.

        (ii) Time Warner filed a Current Report on Form 8-K dated May 30, 1995 which sets forth the pro forma financial statements of Time Warner Inc., reflecting the Unclustered Cable Disposition, the Six Flags Transaction, the TWE - A/N Transaction, the Summit
Acquisition, the CVI Acquisition, the KBLCOM Acquisition and the
New Credit Agreement.

        (iii) Time Warner filed a Current Report on Form 8-K dated June 15, 1995 which sets forth the financial statements of Newhouse
Broadcasting Cable Division of Newhouse Broadcasting Corporation.

        (iv) Time Warner filed a Current Report on Form 8-K dated July 6, 1995 reporting in Item 2 that Time Warner had closed its previously announced acquisition of KBLCOM Incorporated, formerly a subsidiary of Houston Industries Incorporated.

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

                                       Time Warner Inc.
                                       (Registrant)



                                      By:     /s/  Richard J. Bressler
                                           Name:   Richard J. Bressler
                                           Title:  Senior Vice President and
                                                   Chief Financial Officer



Dated:  August 14, 1995

EXHIBIT INDEX

Pursuant to Item 601 of Regulation S-K

Exhibit No.       Description of Exhibit

10.1           Contribution Agreement, dated as of September 9, 1994,
                among Time Warner Entertainment Company, L.P., Advance Publications, Inc., Newhouse Broadcasting Corporation, Advance/Newhouse Partnership, and Time Warner Entertainment-Advance/Newhouse Partnership (incorporated by reference to Exhibit 10(a) to Time Warner Entertainment Company, L.P.'s Current Report on Form 8-K dated September 9, 1994).

10.2           Partnership Agreement, dated as of September 9, 1994,
                between Time Warner Entertainment Company, L.P. and Advance/Newhouse Partnership (incorporated by reference to Exhibit 10(b) to Time Warner Entertainment Company, L.P.'s Current Report on Form 8-K dated September 9, 1994).

10.3 Letter Agreement, dated April 1, 1995, among Time Warner Entertainment Company, L.P., Advance/Newhouse Partnership, Advance Publications, Inc. and Newhouse Broadcasting Corporation (incorporated by reference to Exhibit 10(c) to Time Warner Entertainment Company, L.P.'s Current Report on Form 8-K dated April 1, 1995).

10.4 Credit Agreement among Time Warner Entertainment Company, L.P., Time Warner Entertainment-Advance/Newhouse Partnership and TWI Cable Inc., as borrowers, Chemical Bank, as administrative agent, Bank of America National Trust and Savings Association, The Bank of New York and Morgan Guaranty Trust Company of New York, as documentation and syndication agents, and the lending institutions named therein, dated as of June 30, 1995 (incorporated by reference to Exhibit 10(a) to Time Warner's Current Report on Form 8-K dated July 6,
                1995).

10.5 Employment Agreement made as of May 17, 1995, between Time Warner and Peter R. Haje.


27              Financial Data Schedule.

99.1            Summarized financial information of the Time Warner
                Service Partnerships.

99.2            Summarized financial information of Paragon
                Communications.