Form 10-Q
period 1995-09-30
TIME WARNER INC
filed 1995-11-14
CIK 736157

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.  20549

                                FORM 10-Q

[x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT of 1934 for the quarterly period ended
      September 30, 1995   , or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Common Stock - $1 par value                  387,466,914
          Description of Class                  Shares Outstanding
                                              as of October 31, 1995

                             TIME WARNER INC. AND
                    TIME WARNER ENTERTAINMENT COMPANY, L.P.

                            INDEX TO FORM 10-Q

                                                                  Page
                                                          Time
                                                         Warner      TWE

PART I.  FINANCIAL INFORMATION
  Consolidated balance sheets at September 30, 1995
  and December 31, 1994                                     1        27

  Consolidated statements of operations for the
  three and nine months ended
  September 30, 1995 and 1994                               2        28

  Consolidated statements of cash flows for the
  nine months ended September 30, 1995 and 1994             3        29

  Notes to consolidated financial statements                4        30

  Management's discussion and analysis of results
  of operations and financial condition                    16        37


PART II.  OTHER INFORMATION                                43

                         PART I.  FINANCIAL INFORMATION

                                 TIME WARNER INC.
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                                               September 30,    December 31,
                                                    1995           1994
                                                    (millions, except
                                                    per share amounts)
ASSETS
Current assets
Cash and equivalents                              $   378     $   282
Receivables, less allowances of
    $757 and $768                                   1,426       1,439
Inventories                                           461         370
Prepaid expenses                                      868         726

Total current assets                                3,133       2,817

Investments in and amounts due to and
   from Entertainment Group                         6,022       5,350
Investments, other                                  2,499       1,555
Property, plant and equipment, net                  1,088         753
Music catalogues, contracts
   and copyrights                                   1,167       1,207
Goodwill                                            5,263       4,630
Cable television franchises                         1,716          -
Other assets                                          534         404

Total assets                                      $21,422     $16,716

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts and royalties payable                    $ 1,346     $ 1,379
Debt due within one year                               14         355
Other current liabilities                           1,477       1,238

Total current liabilities                           2,837       2,972

Long-term debt                                      9,931       8,839
Deferred income taxes                               3,469       2,700
Unearned portion of paid subscriptions                633         631
Other liabilities                                     486         426
Company-obligated mandatorily redeemable
  preferred securities of
  subsidiary (1)                                      374          -

Shareholders' equity
Preferred stock, $1 par value, 29.7 million
  and 962 thousand shares outstanding,
  $2.994 billion and $140 million liquidation
  preference                                          30            1
Common stock, $1 par value, 387.4 million
  and 379.3 million shares outstanding
  (excluding 45.7 million treasury shares)           387          379
Paid-in capital                                    5,410        2,588
Unrealized gains on certain
  marketable securities                              134          130
Accumulated deficit                               (2,269)      (1,950)

Total shareholders' equity                         3,692        1,148

Total liabilities and shareholders'
  equity                                         $21,422      $16,716
_______________
(1) The sole assets of the subsidiary that is the obligor on the preferred securities are $385 million principal amount of subordinated notes of Time Warner due December 23, 1997. Such preferred securities are redeemable for cash or, at Time Warner's option, approximately 12.1 million shares of Hasbro, Inc. common stock owned by Time Warner.

See accompanying notes.

                                TIME WARNER INC.
                       CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)

                                       Three Months            Nine Months
                                   Ended September 30,     Ended September 30,
                                     1995       1994        1995      1994
                                      (millions, except per share amounts)

Revenues (a)                        $1,981     $1,884      $5,705    $5,109

Cost of revenues (a)(b)              1,274      1,125       3,396     2,923
Selling, general and
  administrative (a)(b)                686        618       1,966     1,763

Operating expenses                   1,960      1,743       5,362     4,686

Business segment operating income       21        141         343       423
Equity in pretax income of
  Entertainment Group (a)              129         66         235       177
Interest and other, net (a)           (259)      (177)       (615)     (514)
Corporate expenses (a)                 (18)       (20)        (57)      (57)

Income (loss) before income taxes     (127)        10         (94)       29
Income tax (provision) benefit          25        (42)        (63)     (132)

Loss before extraordinary item        (102)       (32)       (157)     (103)
Extraordinary loss on retirement of
  debt, net of $26 million income
  tax benefit                          (42)        -          (42)       -

Net loss                              (144)       (32)       (199)     (103)

Preferred dividend requirements        (16)        (3)        (24)       (9)

Net loss applicable to
  common shares                     $ (160)     $ (35)      $(223)    $(112)

Loss per common share:
Loss before extraordinary item      $(0.30)    $(0.09)     $(0.47)   $(0.30)

Net loss                            $(0.41)    $(0.09)     $(0.58)   $(0.30)

Average common shares                386.5      379.1       382.5     378.8

__________________
(a) Includes the following income (expenses) resulting from transactions with the Entertainment Group and other related companies for the three and nine months ended September 30, 1995, respectively, and for the corresponding periods in the prior year: revenues of $50 million and $144 million in 1995, and $56 million and $148 million in 1994; cost of revenues of $(25) million and $(74) million in 1995, and $(34) million and $(80) million in 1994; selling, general and administrative of $10 million and $39 million in 1995, and $14 million and $33 million in 1994; equity in pretax income of Entertainment Group of $(19) million and $(79) million in 1995, and $(31) million and $(95) million in 1994; interest and other, net of $(14) million and $(13) million in 1995, and $2 million and $17 million in 1994; and corporate expenses of $17 million and $47 million in 1995, and $15 million and $45 million in 1994.

(b) Includes depreciation and
    amortization expense of:         $  167     $   109   $  398    $  319


See accompanying notes.

                               TIME WARNER INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (Unaudited)

                                                             Nine Months
                                                         Ended September 30,
                                                          1995        1994
                                                             (millions)
OPERATIONS
Net loss                                                $ (199)      $ (103)
Adjustments for noncash and nonoperating items:
Extraordinary loss on retirement of debt                    42           -
Depreciation and amortization                              398          319
Noncash interest expense                                   156          162
Excess (deficiency) of distributions over
  equity in pretax income of
  Entertainment Group                                      722          (58)
Changes in operating assets and liabilities               (465)         (32)

Cash provided by operations                                654          288

INVESTING ACTIVITIES
Investments and acquisitions                              (353)        (123)
Capital expenditures                                      (176)        (143)
Investment proceeds                                        332          144

Cash used by investing activities                         (197)        (122)

FINANCING ACTIVITIES
Borrowings                                               1,997          404
Debt repayments                                         (2,643)        (376)
Issuance of PERCS                                          374           -
Dividends paid                                            (110)        (105)
Other                                                       21           29

Cash used by financing activities                         (361)         (48)

INCREASE IN CASH AND EQUIVALENTS                            96          118


CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                282          200

CASH AND EQUIVALENTS AT END OF PERIOD                     $378         $318

See accompanying notes.

                             TIME WARNER INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)

1.   SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

    The consolidated financial statements include 100% of the assets, liabilities, revenues, expenses, income, loss and cash flows of Time Warner Inc. ("Time Warner" or the "Company") and all companies in which Time Warner has a controlling voting interest ("subsidiaries"), as if Time Warner and its subsidiaries were a single company. Subsidiaries of Time Warner are engaged principally in the Publishing, Music and Cable businesses. Time Warner's Entertainment Group, consisting of the Filmed Entertainment, Six Flags Theme Parks, Broadcasting-The WB Network, Programming-HBO and Cable businesses owned primarily by Time Warner Entertainment Company, L.P. ("TWE"), and investments in certain other companies in which Time Warner has significant influence but less than a controlling voting interest, are accounted for using the equity method.

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

2.   ENTERTAINMENT GROUP

     Time Warner's investment in and amounts due to and from the Entertainment Group at September 30, 1995 and December 31, 1994 consists of the following:

                                                September 30,    December 31,
                                                    1995              1994
                                                          (millions)

Investment in TWE                                  $6,237           $5,284
Income tax and stock option related
   distributions due from TWE                         178              423
Credit agreement debt due to TWE                     (400)            (400)
Other liabilities due to TWE, principally
  related to home video distribution                 (176)            (266)
Other receivables due from TWE                         78               -
Investment in and amounts due to and from TWE       5,917            5,041
Investment in other Entertainment
  Group companies                                     105              309
Total                                              $6,022           $5,350

     TWE is a Delaware limited partnership that was capitalized on June 30, 1992 to own and operate substantially all of the Filmed Entertainment, Programming-HBO and Cable businesses previously owned by subsidiaries of Time Warner. Certain Time Warner subsidiaries are the general partners of TWE ("Time Warner
General Partners"). Time Warner acquired the limited partnership interests previously held by subsidiaries of each of ITOCHU Corporation and Toshiba Corporation effective in the third quarter of 1995 for an aggregate cost of $1.36 billion, consisting of 15 million shares of convertible preferred stock (Series G Preferred Stock, Series H Preferred Stock and Series I Preferred Stock) and $10 million in cash (the "ITOCHU/Toshiba Transaction"). Accordingly, Time Warner and certain of its wholly-owned subsidiaries collectively now own 74.49% of the pro rata priority capital and residual equity interests in TWE, and certain additional senior and junior priority capital interests. The remaining 25.51% pro rata priority capital and residual equity limited partnership interests are owned by a subsidiary of U S WEST, Inc. ("U S WEST"). The ITOCHU/Toshiba Transaction was accounted for by the purchase method of accounting for business combinations.

     The TWE partnership agreement provides for special allocations of income, loss and distributions of partnership capital, including priority distributions in the event of liquidation. TWE reported net income of $83 million and $145 million in the nine months ended September 30, 1995 and 1994, respectively, no portion of which was allocated to the limited partners.

     Each Time Warner General Partner has guaranteed a pro rata portion of approximately $6 billion of TWE's debt and accrued interest at September 30, 1995, based on the relative fair value of the net assets each Time Warner General Partner contributed to TWE. Such indebtedness is recourse to each Time Warner General Partner only to the extent of its guarantee.

     Set forth below is summarized financial information of the Entertainment Group, which reflects the consolidation by TWE of the TWE-Advance/Newhouse Partnership effective as of April 1, 1995, the deconsolidation of Six Flags Entertainment Corporation ("Six Flags") effective as of June 23, 1995 and the consolidation of Paragon Communications ("Paragon") effective as of July 6, 1995.

TIME WARNER ENTERTAINMENT GROUP
                                          Three Months          Nine Months
                                      Ended September 30,  Ended September 30,
                                       1995       1994      1995       1994
                                                     (millions)
Operating Statement Information
Revenues                              $2,363    $2,215      $6,871    $6,205
Depreciation and amortization            267       261         780       719
Business segment operating income        274       236         749       673
Interest and other, net                  128       155         467       451
Income before income taxes               129        66         235       177
Income before extraordinary item         103        42         173       137
Net income                                79        42         149       137

                                                                Nine Months
                                                           Ended September 30,
                                                            1995       1994
                                                                (millions)
Cash Flow Information
Cash provided by operations                                $ 1,205    $1,091
Capital expenditures                                        (1,099)     (772)
Investments and acquisitions                                  (143)     (154)
Investment proceeds                                          1,040        43
Loan to Time Warner                                             -       (250)
Increase (decrease) in debt                                 (1,094)       42
Collections on note receivable from U S WEST                   375       129
Capital distributions                                         (957)     (119)
Increase (decrease) in cash and equivalents                   (632)       10

                                                 September 30,   December 31,
                                                     1995            1994
                                                          (millions)
Balance Sheet Information
Cash and equivalents                               $   439         $1,071
Total current assets                                 2,943          3,571
Total assets                                        18,541         18,992
Total current liabilities                            2,955          2,953
Long-term debt                                       6,181          7,160
Minority interests                                     634             -
Time Warner General Partners' senior capital         1,398          1,663
TWE partners' capital                                6,351          6,233

     The assets and cash flows of TWE are restricted by the TWE partnership and credit agreements and are unavailable for use by the partners and their affiliates except through the payment of certain fees, reimbursements, cash distributions and loans, which are subject to limitations. At September 30, 1995 and December 31, 1994, the Time Warner General Partners had recorded $178 million and $89 million, respectively, of stock option related distributions due from TWE, based on closing prices of Time Warner common stock of $39.75 and $35.125, respectively. Time Warner is paid when the options are exercised. During 1995, the Time Warner General Partners received net distributions from TWE in the amount of $957 million, consisting of $366 million of TWE partnership income allocated to the Time Warner General Partners' senior capital interest, $575 million of tax-related distributions (of which $334 million was accrued at December 31, 1994) and $16 million of stock option related distributions.

     On June 23, 1995, TWE sold 51% of its interest in Six Flags to an investment group led by Boston Ventures for $204 million and received $640 million in additional proceeds from Six Flags, representing payment of certain intercompany indebtedness and licensing fees. As a result of the transaction, Six Flags has been deconsolidated and TWE's remaining 49% interest in Six Flags is now accounted for under the equity method of accounting. TWE reduced debt by approximately $850 million in connection with the transaction, and approximately $140 million of income on the transaction was deferred by TWE principally as a result of its guarantee of certain third-party, zero-coupon indebtedness of Six Flags due in 1999.

3.   TBS TRANSACTION

     Time Warner has entered into an Agreement and Plan of Merger dated as of September 22, 1995 (the "Merger Agreement"), providing for the merger of Turner Broadcasting System, Inc. ("TBS") with a wholly-owned subsidiary of Time Warner (the "Merger"). Alternatively, the Merger Agreement contemplates that the structure of the transaction may be changed, if the parties so agree, so that each of Time Warner and TBS will merge with separate subsidiaries of a newly formed holding company (the "Holding Company Transaction" and together with the Merger, the "TBS Transaction"). If the Holding Company Transaction is implemented, it is expected that the issued and outstanding shares of each class of the capital stock of Time Warner will be converted into shares of an identical class of capital stock of the newly formed holding company. In connection with the TBS Transaction, Time Warner has agreed to enter into certain agreements and related transactions with certain shareholders of TBS, including R. E. Turner and Liberty Media Corporation ("LMC"). The Merger Agreement and certain related agreements provide for either Time Warner or the newly formed holding company, as applicable, to issue approximately 171.3 million shares of common stock ("Common Stock") in exchange for the outstanding TBS capital stock, to issue approximately 13 million stock options to replace all outstanding TBS options, and to assume TBS' indebtedness (which approximated $2.3 billion at September 30, 1995). As part of the TBS Transaction, LMC will exchange the 50.8 million shares of Common Stock to be received by LMC in the TBS Transaction for a number of shares of a new class of voting stock economically equivalent to such Common Stock ("LMC Class Stock") and will receive a number of additional shares of LMC Class Stock equivalent to five million shares of Common Stock pursuant to a separate option agreement, all of which will be placed in a voting trust or, in certain circumstances, exchanged for non-voting stock.

     The Merger is subject to customary closing conditions, including the approval of the shareholders of TBS and of Time Warner, all necessary approvals of the Federal Communications Commission and appropriate antitrust approvals. There can be no assurance that all these approvals can be obtained or, in the case of governmental approvals, if obtained, will not be conditioned upon changes to the terms of the Merger Agreement or the related agreements.

4.  CABLE TRANSACTIONS

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

     On May 2, 1995, Time Warner acquired Summit Communications Group, Inc. ("Summit"), which owns cable television systems serving approximately 162,000 subscribers, in exchange for the issuance of approximately 1.5 million shares of Common Stock and approximately 3.3 million shares of a new convertible preferred stock ("Series C Preferred Stock") and the assumption of $140 million of indebtedness. The acquisition was accounted for by the purchase method of accounting for business combinations; accordingly, the cost to acquire Summit of approximately $351 million was preliminarily allocated to the assets acquired in the amount of $666 million and to the liabilities assumed in the amount of $315 million, in proportion to estimates of their respective fair values.

     On July 6, 1995, Time Warner acquired KBLCOM Incorporated ("KBLCOM"), which owns cable television systems serving approximately 700,000 subscribers and a 50% interest in Paragon, which owns cable television systems serving an additional 972,000 subscribers. The other 50% interest in Paragon was already owned by TWE. To acquire KBLCOM, Time Warner issued 1 million shares of Common Stock and 11 million shares of a new convertible preferred stock ("Series D Preferred Stock") and assumed or incurred approximately $1.2 billion of indebtedness. The acquisition was accounted for by the purchase method of accounting for business combinations; accordingly, the cost to acquire KBLCOM of approximately $1.033 billion was preliminarily allocated to the assets acquired in the amount of $3.091 billion and to the liabilities assumed in the amount of $2.058 billion, in proportion to estimates of their respective fair values.

     Time Warner's previously-announced acquisition of Cablevision Industries Corporation ("CVI") and related companies is expected to close during the fourth quarter of 1995 or in early 1996.

     On a pro forma basis, giving effect to Time Warner's acquisitions of KBLCOM and Summit and the ITOCHU/Toshiba Transaction as if they had occurred at the beginning of the periods, Time Warner would have reported revenues of $5.866 billion and $5.351 billion, a loss before extraordinary item of $221 million and $183 million ($.81 and $.72 per common share, respectively) and a net loss of $263 million and $183 million ($.92 and $.72 per common share, respectively) for the nine months ended September 30, 1995 and 1994, respectively.

5.  LONG-TERM DEBT

     On June 30, 1995, a wholly-owned subsidiary of Time Warner ("TWI Cable"), TWE and the TWE-Advance/Newhouse Partnership executed a five-year revolving credit facility (the "New Credit Agreement"). The New Credit Agreement enables such entities to refinance certain indebtedness assumed from the companies acquired or to be acquired in the cable acquisitions, to refinance TWE's indebtedness under a pre-existing bank credit agreement and to finance the ongoing working capital, capital expenditure and other corporate needs of each borrower.

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

    On August 15, 1995, Time Warner redeemed all of its $1.8 billion principal amount of outstanding Redeemable Reset Notes due August 15, 2002 (the "Reset Notes") in exchange for new securities, consisting of approximately $454 million aggregate principal amount of Floating Rate Notes due August 15, 2000, approximately $272 million aggregate principal amount of 7.975% Notes due August 15, 2004, approximately $545 million aggregate principal amount of 8.11% Debentures due August 15, 2006, and approximately $545 million aggregate principal amount of 8.18% Debentures due August 15, 2007.

    On September 18, 1995, Time Warner redeemed approximately $1 billion principal amount of its 8.75% Convertible Subordinated Debentures due 2015 (the "8.75% Convertible Debentures") for an aggregate redemption price of $1.06 billion, including redemption premiums and accrued interest thereon. The redemption was financed with approximately $500 million of proceeds raised from the issuance of 7.75% ten-year notes in June 1995, $363 million of net proceeds raised from the issuance of Company-obligated mandatorily redeemable preferred securities of a subsidiary in August 1995 and available cash and equivalents.

An extraordinary loss of $42 million was recognized in the third quarter of 1995 in connection with Time Warner's redemption of the 8.75% Convertible Debentures and the write-off by TWE of deferred financing costs related to its former bank credit agreement.

6.  MANDATORILY REDEEMABLE PREFERRED SECURITIES

     On August 15, 1995, Time Warner issued approximately 12.1 million Company-obligated mandatorily redeemable preferred securities of a wholly-owned subsidiary ("PERCS") for aggregate gross proceeds of $374 million. The sole assets of the subsidiary that is the obligor on the PERCS are $385 million principal amount of 4% subordinated notes of Time Warner due December 23, 1997. Cumulative cash distributions are payable on the PERCS at an annual rate of 4%, or $1.24 per PERCS. The PERCS are mandatorily redeemable on December 23, 1997, for an amount per PERCS equal to the lesser of $54.41, and the market value of a share of common stock of Hasbro, Inc. ("Hasbro") on December 17, 1997, payable in cash or, at Time Warner's option, Hasbro common stock. Time Warner has the right to redeem the PERCS at any time prior to December 23, 1997, at an amount per PERCS equal to $54.41 (or in certain limited circumstances the lesser of such amount and the market value of a share of Hasbro common stock at the time of redemption) plus accrued and unpaid distributions thereon and a declining premium, payable in cash or, at Time Warner's option, Hasbro common stock. Time Warner owns approximately 12.1 million shares of Hasbro common stock, which can be used by Time Warner, at its election, to satisfy its obligations under the PERCS or its obligations under its zero coupon exchangeable notes due 2012. Such zero coupon notes are exchangeable and redeemable into an aggregate 12.1 million shares of Hasbro common stock. Time Warner has certain obligations relating to the PERCS which amount to a full and unconditional guaranty of such subsidiary's obligations with respect thereto.

7.  CAPITAL STOCK

     Changes in shareholders' equity are as follows:
                                                          Nine Months
                                                       Ended September 30,
                                                        1995       1994
                                                           (millions)

Balance at beginning of year                         $1,148        $1,370
Net loss                                               (199)         (103)
Common dividends declared                              (103)          (99)
Preferred dividends declared                            (24)           (9)
Issuance of common stock and preferred
  stock in KBLCOM and Summit acquisitions             1,384            -
Issuance of preferred stock in
  ITOCHU/Toshiba Transaction                          1,350            -
Unrealized gains (losses) on certain
  marketable equity investments                           4           (30)

Other, principally shares issued pursuant
  to stock option and dividend
  reinvestment plans                                    132            69

Balance at September 30                              $3,692        $1,198


     During 1995, Time Warner issued approximately 29.3 million shares of convertible preferred stock in connection with the
ITOCHU/Toshiba Transaction and its acquisitions of KBLCOM and
Summit. Set forth below is a summary of the principal terms of
Time Warner's outstanding issuances of preferred stock at
September 30, 1995:
                                     Number of Shares
                                     of Common Stock   Earliest   Earliest
                            Shares    Issuable Upon    Exchange  Redemption
Description              Outstanding   Conversion       Date       Date
                          (millions)   (millions)
Series B Preferred Stock       .4          -              -       At any time
Series C Preferred Stock      3.3         6.8           5/2/98      5/2/00
Series D Preferred Stock     11.0        22.9           7/6/99      7/6/00
Series G Preferred Stock      6.2        12.9           9/5/99      9/5/99
Series H Preferred Stock      1.8         3.7           9/5/00      9/5/99
Series I Preferred Stock      7.0        14.6          10/2/99      10/2/99
                             29.7        60.9

     Each share of Series B Preferred Stock: (1) is entitled to a liquidation preference of $145 per share, (2) is not convertible,
(3) entitles the holder thereof to receive an annual dividend equal to $4.35 per share, (4) does not generally entitle the holder thereof to vote, except in certain limited circumstances, and (5) is redeemable, in whole or in part, by Time Warner and the holders thereof in exchange for cash or shares of any class or series of publicly-traded Time Warner stock, at Time Warner's option, equal in value to the liquidation value of the Series B Preferred Stock plus a premium of 2% of liquidation value for each year after May 31, 1995 to the redemption date.

     The principal terms of each series of convertible preferred stock issued in 1995 (the Series C Preferred Stock, the Series D Preferred Stock, the Series G Preferred Stock, the Series H Preferred Stock and the Series I Preferred Stock, and collectively, the "Convertible Preferred Stock") are similar in nature, unless otherwise noted below. Each share of Convertible Preferred Stock: (1) is entitled to a liquidation preference of $100 per share, (2) is immediately convertible into 2.08264 shares of Time Warner common stock at a conversion price of $48 per share (based on its liquidation value), except that shares of the Series H Preferred Stock are generally not convertible until after five years, (3) entitles the holder thereof (i) to receive for a four year period from the date of issuance (or a five year period with respect to the Series C Preferred Stock) an annual dividend per share equal to the greater of $3.75 and an amount equal to the dividends paid on the Time Warner common stock into which each share may be converted and (ii) to the extent that any of such shares of preferred stock remain outstanding at the end of the period in which the minimum $3.75 per share dividend is to be paid, the holders thereafter will receive dividends equal to the dividends paid on shares of Time Warner common stock multiplied by the number of shares into which their shares of preferred stock are convertible and (4) except for the the Series H Preferred Stock which is generally not entitled to vote, entitles the holder thereof to vote with the common stockholders on all matters on which the common stockholders are entitled to vote, and each share of such Convertible Preferred Stock is entitled to two votes on any such matter.

     Time Warner has the right to exchange each series of Convertible Preferred Stock for Time Warner common stock at the stated conversion price at any time on or after the respective exchange date. The Series C Preferred Stock is exchangeable by the holder beginning after the third year from its date of issuance and by Time Warner after the fourth year at the stated conversion price plus a declining premium in years four and five and no premium thereafter. In addition, Time Warner has the right to redeem each series of Convertible Preferred Stock, in whole or in part, for cash at the liquidation value plus accrued dividends, at any time on or after the respective redemption date.

8.   SEGMENT INFORMATION

     Information as to the operations of Time Warner and the Entertainment Group in different business segments is set forth below. Cable business segment information for Time Warner reflects the 1995 acquisitions of KBLCOM and Summit. Cable business segment information for the Entertainment Group reflects the consolidation by TWE of the TWE-Advance/Newhouse Partnership effective as of April 1, 1995 and Paragon effective as of July 6, 1995. The operating results of Six Flags have been deconsolidated effective as of June 23, 1995 and are now reported separately to facilitate comparability.

                                         Three Months           Nine Months
                                      Ended September 30,   Ended September 30,
                                       1995       1994        1995      1994
Revenues                                              (millions)
Time Warner:
Publishing                           $  914      $  840     $2,673     $2,442
Music                                   992       1,051      2,969      2,685
Cable                                    83          -          83         -
Intersegment elimination                 (8)         (7)       (20)       (18)

Total                                $1,981      $1,884     $5,705     $5,109

Entertainment Group:
Filmed Entertainment                 $1,176      $1,056     $3,514     $3,143
Six Flags Theme Parks                    -          287        227        499
Broadcasting - The WB Network             7          -          13         -
Programming - HBO                       409         386      1,195      1,122
Cable                                   858         552      2,196      1,663
Intersegment elimination                (87)        (66)      (274)      (222)

Total                                $2,363      $2,215     $6,871     $6,205


                                         Three Months          Nine Months
                                     Ended September 30,   Ended September 30,
                                       1995       1994       1995       1994
Operating income                                    (millions)
Time Warner:
Publishing                          $   62      $   56     $  231     $  212
Music(1)                               (39)         85        114        211
Cable                                   (2)         -          (2)        -

Total                               $   21      $  141     $  343     $  423

Entertainment Group:
Filmed Entertainment                $   70      $   61     $  196     $  185
Six Flags Theme Parks                   -           35         29         52
Broadcasting - The WB Network           (7)         -         (40)        -
Programming - HBO                       70          61        207        179
Cable                                  141          79        357        257

Total                               $  274      $  236     $  749     $  673
_______________
(1) Includes pretax losses of $85 million recorded in the third quarter of 1995 related to certain businesses and joint ventures owned by the Music Division which are being restructured or closed. The losses are primarily related to Warner Music Enterprises, one of the Company's direct marketing efforts, and the write off of its related direct mail order assets that will not be recoverable due to the closure of this business. Such closure will be completed in the fourth quarter of 1995 and will not require any significant cash outlays. The activities that will not be continued are not material to the Company's results of operations, having resulted in insignificant operating losses in prior periods.

                                         Three Months          Nine Months
                                     Ended September 30,   Ended September 30,
                                       1995       1994       1995       1994
                                                    (millions)
Depreciation of Property, Plant and Equipment
Time Warner:
Publishing                          $   15      $   13     $   43     $   36
Music                                   24          21         71         60
Cable                                   13          -          13         -

Total                               $   52      $   34     $  127     $   96

Entertainment Group:
Filmed Entertainment                $   28      $   20     $   73     $   53
Six Flags Theme Parks                   -           25         20         43
Broadcasting - The WB Network           -           -          -          -
Programming - HBO                        4           2         13         10
Cable                                  123          85        330        251

Total                               $  155      $  132     $  436     $  357

                                          Three Months          Nine Months
                                     Ended September 30,   Ended September 30,
                                       1995      1994         1995      1994
                                                    (millions)
Amortization of Intangible Assets (1)
Time Warner:
Publishing                          $    9      $    9     $   27     $   25
Music                                   72          66        210        198
Cable                                   34          -          34         -

Total                               $  115      $   75     $  271     $  223

Entertainment Group:
Filmed Entertainment                $   31      $   33     $  100     $   97
Six Flags Theme Parks                   -           15         11         26
Broadcasting - The WB Network           -           -          -          -
Programming - HBO                       -            3         -           5
Cable                                   81          78        233        234

Total                               $  112      $  129     $  344     $  362

______________________
(1) Amortization includes all amortization relating to the acquisitions of Warner Communications Inc. ("WCI") in 1989, the American Television and Communications Corporation ("ATC") minority interest in 1992, the acquisitions of KBLCOM and Summit in 1995 and to other business combinations accounted for by the purchase method.

9.   CONTINGENCIES

     Pending legal proceedings are substantially limited to litigation incidental to businesses of Time Warner, alleged damages in connection with class action lawsuits and the pending litigation with U S WEST. In the opinion of counsel and management, the ultimate resolution of these matters will not have a material effect on the consolidated financial statements of Time Warner.

10.  ADDITIONAL FINANCIAL INFORMATION

     Additional financial information is as follows:
                                                         Nine Months
                                                      Ended September 30,
                                                        1995      1994
                                                           (millions)

Interest expense                                       $ 663    $ 571
Cash payments made for interest                          537      453
Cash payments made for income taxes                      207      320
Tax-related distributions received from TWE              575      115
Income tax refunds received                               20       46

     During the nine months ended September 30, 1995 and 1994, Time Warner realized $35 million and $209 million, respectively, from the securitization of receivables.

                                 TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The comparability of the results of operations and financial condition of Time Warner and its Entertainment Group has been affected during 1995 by (1) the ITOCHU/Toshiba Transaction which resulted in a partial restructuring of Time Warner's ownership of TWE, (2) Time Warner's acquisitions of KBLCOM and Summit, (3) the consolidation of Paragon by TWE effective as of July 6, 1995, (4) the deconsolidation of Six Flags by TWE effective as of June 23, 1995 as a result of the Six Flags transaction, (5) the formation of the TWE-Advance/Newhouse Partnership on April 1, 1995 and (6) certain debt refinancings and asset sales. The impact of these transactions on the financial statements of Time Warner and the Entertainment Group is discussed below.

RESULTS OF OPERATIONS

     Time Warner had revenues of $1.981 billion, a loss of $102 million ($.30 per common share) before an extraordinary loss on the retirement of debt and a net loss of $144 million ($.41 per common share) for the three months ended September 30, 1995, compared to revenues of $1.884 billion and a net loss of $32 million ($.09 per common share) for the three months ended September 30, 1994.

     Revenues of $5.705 billion, a loss of $157 million ($.47 per common share) before an extraordinary loss on the retirement of debt and a net loss of $199 million ($.58 per common share) were reported for the nine months ended September 30, 1995, compared to revenues of $5.109 billion and a net loss of $103 million ($.30 per common share) for the nine months ended September 30, 1994.

     Time Warner's net loss for the three and nine month periods ended September 30, 1995 was adversely affected by a $42 million extraordinary loss on the retirement of debt and $85 million in pretax losses ($52 million after taxes) related to certain businesses and joint ventures owned by the Music Division which are being restructured or closed. As discussed more fully below, the increase in Time Warner's net loss for the three and nine month periods ended September 30, 1995, was also principally affected by lower operating income generated by Time Warner's Music Division, a decrease in investment-related income and higher interest expense on approximately $1.3 billion of debt assumed in the cable acquisitions, offset in part by higher operating income generated by Time Warner's Publishing Division and increased income from Time Warner's equity in the pretax income of the Entertainment Group.

     Time Warner's equity in the pretax income of the Entertainment Group was $129 million in the three months ended September 30, 1995, compared to $66 million in the three months ended September 30, 1994, and was $235 million in the nine months ended September

30, 1995, compared to $177 million in the nine months ended September 30, 1994. As discussed more fully below, the Entertainment Group's operating results for the three and nine month periods ended September 30, 1995 reflect an overall increase in operating income generated by its business segments (including the contribution by the TWE-Advance/Newhouse Partnership), an increase in investment-related income and gains on the sale of certain unclustered cable systems, offset by higher floating-rates of interest paid on borrowings under TWE's bank credit agreements and minority interest expense related to the consolidation of the operating results of the TWE-Advance/Newhouse Partnership effective as of April 1, 1995.

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

     EBITDA and operating income for Time Warner and the Entertainment Group for the three and nine months ended September
30, 1995 and 1994 are as follows:

              Three Months Ended September 30,  Nine Months Ended September 30,
                    EBITDA     Operating Income    EBITDA    Operating Income
                   1995   1994    1995   1994     1995  1994     1995   1994
Time Warner:                              (millions)

Publishing         $ 86   $ 78    $ 62   $ 56    $ 301   $ 273   $231   $212
Music(1)             57    172     (39)    85      395     469    114    211
Cable                45     -       (2)    -        45      -      (2)    -
Total              $188   $250   $  21   $141    $ 741   $ 742   $343   $423

Entertainment Group:
Filmed
 Entertainment     $129   $114    $ 70   $ 61    $ 369   $ 335   $196   $185
Six Flags Theme
  Parks              -      75      -      35       60     121     29     52
Broadcasting - The
  WB Network         (7)    -       (7)    -       (40)     -     (40)    -
Programming -
  HBO                74     66      70     61      220     194    207    179
Cable               345    242     141     79      920     742    357    257

Total              $541   $497    $274   $236   $1,529  $1,392   $749   $673
_______________
(1) Includes pretax losses of $85 million recorded in the third quarter of 1995 related to certain businesses and joint ventures owned by the Music Division which are being restructured or closed.

     Certain factors affecting comparative operating results are discussed below on a business segment basis. That discussion includes, among other factors, an analysis of changes in the operating income of the business segments before depreciation and amortization ("EBITDA") in order to eliminate the effect on the operating performance of the music, filmed entertainment and cable businesses of significant amounts of amortization of intangible assets recognized in the $14 billion acquisition of WCI in 1989, the $1.3 billion acquisition of the ATC minority interest in 1992, the $1.4 billion acquisitions of KBLCOM and Summit in 1995 and other business combinations accounted for by the purchase method. Financial analysts generally consider EBITDA to be an important measure of comparative operating performance for the businesses of Time Warner and the Entertainment Group, and when used in comparison to debt levels or the coverage of interest expense, as a measure of liquidity. However, EBITDA should be considered in addition to, not as a substitute for, operating income, net income, cash flow and other measures of financial performance and liquidity reported in accordance with generally accepted accounting principles.

Three Months Ended September 30, 1995 Compared to the Three
Months Ended September 30, 1994

Time Warner

     PUBLISHING. Revenues increased to $914 million, compared to $840 million in the third quarter of 1994. EBITDA increased to $86 million from $78 million. Depreciation and amortization amounted to $24 million in 1995 and $22 million in 1994. Operating income increased to $62 million from $56 million. Revenues benefited from increases in magazine advertising and book revenues, offset in part by a marginal decline in magazine circulation revenues. Contributing to the revenue gain were increases achieved by PEOPLE, SPORTS ILLUSTRATED, ENTERTAINMENT WEEKLY and book publisher Oxmoor House. EBITDA and operating income increased as a result of the revenue gains, offset in part by significantly higher postal and paper costs as a result of price increases.

     MUSIC. Revenues decreased to $992 million, compared to $1.051 billion in the third quarter of 1994. EBITDA decreased to $57 million from $172 million. Depreciation and amortization, including amortization related to the purchase of WCI, amounted to $96 million in 1995 and $87 million in 1994. Operating income decreased to a loss of $39 million from income of $85 million.
Operating results were adversely affected by $85 million in losses recorded in the third quarter of 1995 that related to certain businesses and joint ventures owned by the Music Division which are being restructured or closed. Revenues decreased principally due to a decline in international recorded music sales relating to artist delays in the release of new product, offset in part by increased music publishing revenues and the effect from consolidating the operating results of certain companies which had previously been accounted for under the equity method of accounting (due to increases in Time Warner's ownership of such entities). EBITDA and operating income decreased as a result of the losses, lower international recorded music results and higher start-up losses for new business ventures, which more than offset improved results for domestic recorded music and music publishing. Operating income was further affected in 1995 by higher depreciation and amortization related to certain acquisitions made in 1995 and 1994.

     The losses relating to certain businesses and joint ventures being restructured or closed are primarily related to Warner Music Enterprises, one of the Company's direct marketing efforts, and the write off of its related direct mail order assets that will not be recoverable due to the closure of this business. Such closure will be completed in the fourth quarter of 1995 and will not require any significant cash outlays or otherwise significantly affect the results of future operations.

     CABLE. As a result of Time Warner's acquisitions of KBLCOM and Summit in 1995, cable operating results for 1995 included revenues of $83 million, EBITDA of $45 million, depreciation and amortization of $47 million and an operating loss of $2 million.

     INTEREST AND OTHER, NET. Interest and other, net, increased to $259 million in the third quarter of 1995, compared to $177 million in the third quarter of 1994. Interest expense increased to $234 million, compared to $197 million, principally as a result of approximately $1.3 billion of debt assumed in the cable acquisitions. There was other expense, net, of $25 million in the third quarter of 1995, compared to other income, net, of $20 million in 1994, principally because of a decrease in investment-related income that included gains on the sale of certain assets in 1994.

Entertainment Group

     FILMED ENTERTAINMENT. Revenues increased to $1.176 billion, compared to $1.056 billion in the third quarter of 1994. EBITDA increased to $129 million from $114 million. Depreciation and amortization, including amortization related to the purchase of WCI, amounted to $59 million in 1995 and $53 million in 1994. Operating income increased to $70 million from $61 million. Revenues benefited from increases in worldwide theatrical, home video and consumer products operations. Worldwide theatrical revenues in 1995 were led by the success of BATMAN FOREVER. EBITDA and operating income benefited from the revenue gains.

     SIX FLAGS THEME PARKS. As a result of TWE's sale of 51% of its interest in Six Flags, the operating results of Six Flags have been deconsolidated effective as of June 23, 1995 and TWE's remaining 49% interest in Six Flags is now accounted for under the equity method of accounting. Operating results for the third quarter of 1994 included revenues of $287 million, EBITDA of $75 million, depreciation and amortization of $40 million and operating income of $35 million.

     BROADCASTING - THE WB NETWORK. The WB Network was launched in January 1995, and generated $7 million of operating losses on $7 million of revenues in the third quarter of 1995. The third-quarter operating loss was mitigated by a favorable legal settlement, as well as by funding from a new limited partner in the network. Due to the start-up nature of this new national broadcast operation, losses are expected to continue.

     PROGRAMMING - HBO. Revenues increased to $409 million, compared to $386 million in the third quarter of 1994. EBITDA increased to $74 million from $66 million. Depreciation and amortization amounted to $4 million in 1995 and $5 million in 1994. Operating income increased to $70 million from $61 million. Revenues benefited primarily from an increase in subscribers, as well as from higher pay-TV rates. EBITDA and operating income improved principally as a result of the revenue gains.

     CABLE. Revenues increased to $858 million, compared to $552 million in the third quarter of 1994. EBITDA increased to $345 million from $242 million. Depreciation and amortization, including amortization related to the purchase of WCI and the acquisition of the ATC minority interest, amounted to $204 million in 1995 and $163 million in 1994. Operating income increased to $141 million from $79 million. Revenues and operating results benefited from the formation of the TWE-Advance/Newhouse partnership on April 1, 1995 and the consolidation of Paragon effective as of July 6, 1995. Excluding such effects, revenues benefited from increases in basic cable and direct broadcast satellite subscribers and nonregulated revenues, including pay-TV, pay-per-view and advertising.
Excluding the positive contributions from the TWE-
Advance/Newhouse Partnership and the consolidation of Paragon, EBITDA and operating income increased as a result of the revenue gains, offset in part by higher start-up costs for telephony operations and, with respect to operating income only, higher depreciation and amortization relating to increased capital spending.

     INTEREST AND OTHER, NET. Interest and other, net, decreased to $128 million in the third quarter of 1995, compared to $155 million in the third quarter of 1994. Interest expense increased to $148 million, compared to $141 million in the third quarter of 1994, principally as a result of higher floating-rates of interest paid on borrowings under TWE's bank credit agreement. There was other income, net, of $20 million in the third quarter of 1995, compared to other expense, net, of $14 million in 1994, principally because of an increase in investment-related income and gains on the sale of certain unclustered cable systems in 1995, offset in part by the inclusion in 1995 of minority interest expense related to the TWE-Advance/Newhouse Partnership. Investment-related income in 1995 benefited from income recognized in connection with the restructuring of the Entertainment Group's interest in Court TV.

Nine Months Ended September 30, 1995 Compared to the Nine Months
Ended September 30, 1994

Time Warner

     PUBLISHING. Revenues increased to $2.673 billion, compared to $2.442 billion in the first nine months of 1994. EBITDA increased to $301 million from $273 million. Depreciation and amortization amounted to $70 million in 1995 and $61 million in 1994.
Operating income increased to $231 million from $212 million. Revenues benefited from increases in magazine circulation, advertising and book revenues. Contributing to the revenue gain were increases achieved by PEOPLE, SPORTS ILLUSTRATED, ENTERTAINMENT WEEKLY and book publisher Oxmoor House. EBITDA and operating income increased as a result of the revenue gains, offset in part by significantly higher postal and paper costs as a result of price increases.

     MUSIC. Revenues increased to $2.969 billion, compared to $2.685 billion in the first nine months of 1994. EBITDA decreased to $395 million from $469 million. Depreciation and amortization, including amortization related to the purchase of WCI, amounted to $281 million in 1995 and $258 million in 1994. Operating income decreased to $114 million from $211 million. Operating results were adversely affected by $85 million in losses recorded in the third quarter of 1995 that related to certain businesses and joint ventures owned by the Music Division which are being restructured or closed. The revenue growth in the first half of 1995 surpassed the third quarter decline and resulted from increases on a year-to-date basis in both domestic and international recorded music revenues, which benefited from a number of popular releases and an increase in the percentage of compact disc to total unit sales, and increased music publishing revenues. As a result of increases in Time Warner's ownership in certain direct marketing and merchandising joint ventures, revenues also benefited from the consolidation of the operating results of such companies which had previously been accounted for under the equity method of accounting. Excluding the losses, EBITDA increased, and operating income benefited, principally from the revenue gains and interest income on the resolution of a recorded music tax matter, offset in part by lower results from direct marketing activities attributable to higher amortization of member acquisition costs and expenses incurred in connection with the settlement of certain employment contracts. Operating income was further affected in 1995 by higher depreciation and amortization related to certain acquisitions made in 1995 and 1994.

     CABLE. As a result of Time Warner's acquisitions of KBLCOM and Summit in 1995, cable operating results for 1995 included revenues of $83 million, EBITDA of $45 million, depreciation and amortization of $47 million and an operating loss of $2 million.

     INTEREST AND OTHER, NET. Interest and other, net, increased to $615 million in the first nine months of 1995, compared to $514 million in the first nine months of 1994. Interest expense increased to $663 million from $571 million as a result of approximately $1.3 billion of debt assumed in the cable acquisitions and higher floating-rates of interest paid on $2.6 billion notional amount of interest rate swap contracts. Other income, net, of $48 million in the first nine months of 1995 decreased from $57 million in 1994, principally because of a decrease in investment-related income, which was offset by the recognition in 1995 of interest income on the resolution of a corporate tax matter. Investment-related income in both periods benefited primarily from gains on the sale of certain assets, including the sale of an interest in QVC, Inc. in 1995, which exceeded losses from reductions in the carrying value of certain investments taken in each period.

Entertainment Group

     FILMED ENTERTAINMENT. Revenues increased to $3.514 billion, compared to $3.143 billion in the first nine months of 1994. EBITDA increased to $369 million from $335 million. Depreciation and amortization, including amortization related to the purchase of WCI, amounted to $173 million in 1995 and $150 million in 1994. Operating income increased to $196 million from $185 million. Revenues benefited from increases in worldwide theatrical, consumer products and television distribution operations, as well as from international home video. Worldwide theatrical revenues in 1995 were led by the success of BATMAN FOREVER. EBITDA and operating income benefited from the revenue gains and increased income from licensing operations.

     SIX FLAGS THEME PARKS. As a result of TWE's sale of 51% of its interest in Six Flags, the operating results of Six Flags have been deconsolidated effective as of June 23, 1995 and TWE's remaining 49% interest in Six Flags is now accounted for under the equity method of accounting. Accordingly, revenues decreased to $227 million, compared to $499 million in the first nine months of 1994. EBITDA decreased to $60 million from $121 million. Depreciation and amortization amounted to $31 million in 1995 and $69 million in 1994. Operating income decreased to $29 million from $52 million.

     BROADCASTING - THE WB NETWORK. The WB Network was launched in January 1995, and generated $40 million of operating losses on $13 million of revenues for the first nine months of 1995. The operating loss was offset in part by a favorable legal settlement in the third quarter of 1995 and funding from a new limited partner in the network. Due to the start-up nature of this new national broadcast operation, losses are expected to continue.

     PROGRAMMING - HBO. Revenues increased to $1.195 billion, compared to $1.122 billion in the first nine months of 1994.
EBITDA increased to $220 million from $194 million. Depreciation and amortization amounted to $13 million in 1995 and $15 million in 1994. Operating income increased to $207 million from $179 million. Revenues benefited primarily from an increase in subscribers, as well as from higher pay-TV rates. EBITDA and operating income improved principally as a result of the revenue gains.

     CABLE. Revenues increased to $2.196 billion, compared to $1.663 billion in the first nine months of 1994. EBITDA increased to $920 million from $742 million. Depreciation and amortization, including amortization related to the purchase of WCI and the acquisition of the ATC minority interest, amounted to $563 million in 1995 and $485 million in 1994. Operating income increased to $357 million from $257 million. Revenues and operating results benefited from the formation of the TWE-Advance/Newhouse Partnership on April 1, 1995 and the consolidation of Paragon effective as of July 6, 1995. Excluding such effects, revenues benefited from increases in basic cable and direct broadcast satellite subscribers and nonregulated revenues, including pay-TV, pay-per-view and advertising. Excluding the positive contributions from the TWE-Advance/Newhouse Partnership and the consolidation of Paragon, EBITDA and operating income increased as a result of the revenue gains, offset in part by the impact of the second round of cable rate regulations that went into effect in July 1994, higher start-up costs for telephony operations and, with respect to operating income only, higher depreciation and amortization relating to increased capital spending.

     INTEREST AND OTHER, NET. Interest and other, net, increased to $467 million in the first nine months of 1995, compared to $451 million in the first nine months of 1994. Interest expense increased to $447 million, compared with $417 million in the first nine months of 1994, principally as a result of higher floating-rates of interest paid on borrowings under TWE's bank credit agreements. Other expense, net, decreased to $20 million in the first nine months of 1995 from $34 million in 1994, principally because of an increase in investment-related income and gains on the sale of certain unclustered cable systems, offset in part by the inclusion in 1995 of minority interest expense related to the TWE-Advance/Newhouse Partnership. Investment-related income in 1995 benefited from income recognized in connection with the restructuring of the Entertainment Group's interest in Court TV.

FINANCIAL CONDITION AND LIQUIDITY
September 30, 1995

Time Warner

     The financial condition of Time Warner was affected during 1995 by the ITOCHU/Toshiba Transaction, the cable transactions, debt refinancings and asset sales that have closed during the year and is expected to be further affected by the CVI acquisition and TBS Transaction that are expected to close during the fourth quarter of 1995 (or in early 1996) and in mid-1996, respectively. Time Warner had $9.9 billion of debt, $378 million of cash and equivalents (net debt of $9.5 billion) and $3.7 billion of shareholders' equity at September 30, 1995, compared to $9.2 billion of debt, $282 million of cash and equivalents (net debt of $8.9 billion) and $1.1 billion of shareholders' equity at December 31, 1994. The increase in debt principally reflects the assumption of approximately $1.3 billion of debt related to the cable acquisitions, offset in part by debt reductions using proceeds raised from asset sales. The increase in shareholders' equity reflects the issuance in 1995 of approximately 2.5 million shares of common stock and approximately 29.3 million shares of preferred stock in connection with the ITOCHU/Toshiba Transaction and the KBLCOM and Summit acquisitions. On a combined basis

(Time Warner and the Entertainment Group together), there was $15.3 billion of net debt at September 30, 1995, compared to $15 billion of net debt at the beginning of the year.

     During 1995, Time Warner and TWE made progress in achieving certain of their financial and operational objectives, principally relating to the expansion of their reach in cable television, the attainment of a new bank credit facility and their plan to reduce debt with funds raised from the sale of non-core assets. In addition, with the announcement in September 1995 of Time Warner's plan to merge with TBS, Time Warner has taken an important step towards attaining one of its operational objectives of achieving the appropriate balance between its content and distribution businesses. The TBS Transaction is expected to result in the issuance by Time Warner of approximately 176 million shares of common stock and the assumption of TBS' debt, which approximated $2.3 billion at September 30, 1995. On a pro forma basis, giving effect to the TBS Transaction and other previously announced transactions (consisting of the cable transactions, ITOCHU/Toshiba
Transaction, asset sales and debt refinancings) as if they had occurred at the beginning of 1994, Time Warner and the Entertainment Group would have reported combined EBITDA of approximately $4 billion for the year ended December 31, 1994, compared to historical combined EBITDA of approximately $3 billion.

     Time Warner completed its previously-announced acquisition of KBLCOM in July 1995 and Summit in May 1995 and, together with the formation of the TWE-Advance/Newhouse Partnership in April 1995, the total number of subscribers under the management of Time Warner Cable has increased to over 10 million, compared to 7.5 million at the end of 1994. The number of subscribers is expected to increase further, to over 11.5 million, after the consummation of the acquisition of CVI and related companies, which is expected to close in the fourth quarter of 1995 or in early 1996.

     On June 30, 1995, TWI Cable, TWE and the TWE-Advance/Newhouse Partnership executed a five-year revolving credit facility. The New Credit Agreement enables such entities to refinance certain indebtedness assumed from the companies acquired or to be acquired in the cable acquisitions, to refinance TWE's indebtedness under a pre-existing bank credit agreement and to finance the ongoing working capital, capital expenditure and other corporate needs of each borrower.

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

     On July 6, 1995, TWI Cable borrowed approximately $1.2 billion under the New Credit Agreement to refinance certain indebtedness assumed or incurred in the acquisition of KBLCOM, and TWE borrowed approximately $2.6 billion to repay and terminate its pre-existing bank credit agreement.

     Time Warner continues to pursue its plan to enhance its financial position and that of the Entertainment Group through sales of non-core assets and, to the extent that market conditions remain favorable, through the issuance of debt to redeem or otherwise repay certain higher-cost debt securities that are currently outstanding. With the sale of 51% of TWE's interest in Six Flags in June 1995, the sale of an interest in QVC, Inc. in February 1995, the sale or expected sale of certain unclustered cable systems and the proceeds raised from the issuance of the PERCS in August 1995, Time Warner and the Entertainment Group on a combined basis will have raised approximately $1.6 billion for debt reduction.

     The $363 million of net proceeds raised from the issuance of the PERCS, taken together with approximately $500 million of proceeds raised from the issuance of 7.75% ten-year notes in June
1995 and available cash and equivalents, were used to finance the partial redemption in September 1995 of approximately $1 billion principal amount of Time Warner's 8.75% Convertible Debentures for an aggregate redemption price of $1.06 billion, including redemption premiums and accrued interest thereon. Time Warner also filed a shelf registration statement with the Securities and Exchange Commission in August 1995 for the offering of up to $500 million of other mandatorily redeemable preferred securities of certain subsidiaries, the proceeds of which will be used to reduce debt. However, there can be no assurance that such offering will be completed.

     On August 15, 1995, Time Warner redeemed all of its $1.8 billion principal amount of outstanding Reset Notes in exchange for new securities, consisting of approximately $454 million aggregate principal amount of Floating Rate Notes due August 15, 2000, approximately $272 million aggregate principal amount of 7.975% Notes due
August 15, 2004, approximately $545 million aggregate principal amount of 8.11% Debentures due August 15, 2006, and approximately $545 million aggregate principal amount of 8.18% Debentures due August 15, 2007.

     During the first nine months of 1995, cash provided by Time Warner's operations amounted to $654 million and reflected $741 million of EBITDA from the Publishing, Music and Cable businesses, $957 million of net distributions from TWE and $35 million from the securitization of receivables, less $537 million of interest payments, $187 million of income taxes, $57 million of corporate expenses and an increase in working capital requirements. Cash provided by operations of $288 million in the the first nine months of 1994 reflected $742 million of EBITDA from the Publishing and Music businesses, $119 million of net distributions from TWE, $209 million from the securitization of receivables and a reduction in working capital requirements, less $453 million of interest payments, $274 million of income taxes and $57 million of corporate expenses.

    Cash flows used in investing activities, excluding investment proceeds, increased to $529 million in the first nine months of 1995, compared to $266 million in the first nine months of 1994, principally as a result of higher investment spending by Time Warner's business segments. As a result of management's debt reduction program, investment proceeds increased to $332 million in the first nine months of 1995, compared to $144 million in the first nine months of 1994.

    Cash flows used in financing activities increased to $361 million in the first nine months of 1995, compared to $48 million in the first nine months of 1994, principally as a result of the use of available cash and equivalents to redeem a portion of the 8.75% Convertible Debentures in September 1995. In addition, cash dividends paid increased to $110 million in the first nine months of 1995, compared to $105 million in the first nine months of 1994.

    Time Warner has no claim on the assets and cash flows of TWE, except through the payment of certain fees and reimbursements, cash distributions and loans. Time Warner received over $950 million of net distributions from TWE in 1995 and an additional $75 million of tax-related distributions are expected to be received from TWE in the fourth quarter of 1995. Management believes that Time Warner's operating cash flow, cash and marketable securities and additional borrowing capacity are sufficient to meet its capital and liquidity needs for the foreseeable future without distributions and loans from TWE above those permitted by existing agreements.

    Time Warner uses derivative financial instruments to manage its risk against fluctuations in interest rates and foreign currency exchange rates. Interest rate swap contracts are used to adjust the proportion of total debt that is subject to changes in short-term rates. At September 30, 1995, Time Warner had interest rate swap contracts to pay floating-rates of interest (average six-month LIBOR rate of 6.2%) and receive fixed-rates of interest (average rate of 5.4%) on $2.6 billion notional amount of indebtedness, effectively converting 39% of Time Warner's underlying debt, a substantial portion of which is fixed-rate, and 39% of the combined debt of Time Warner and the Entertainment

Group, to a floating-rate basis. Time Warner had interest rate swap contracts on $2.9 billion notional amount of indebtedness at December 31, 1994. Based on the current levels of outstanding debt and interest rate swap contracts, each 25 basis point increase in the level of interest rates prevailing at September 30, 1995 would reduce Time Warner's annual pretax income by an estimated $14 million. Interest rate swap contracts are placed with a number of major financial institutions in order to minimize credit risk.

    Based on the level of interest rates prevailing at September 30, 1995, the fair value of Time Warner's fixed-rate debt exceeded its carrying value by $247 million and it would have cost $66 million to terminate the related interest rate swap contracts, which combined is the equivalent of an unrealized loss of $313 million. Based on the level of interest rates prevailing at December 31, 1994, the fair value of Time Warner's fixed-rate debt was less than its carrying value by $572 million and it would have cost $236 million to terminate its interest rate swap contracts, which combined was the equivalent of an unrealized gain of $336 million. Unrealized gains or losses on debt or interest rate swap contracts are not recognized unless the debt is retired or the contracts are terminated prior to their maturity.

    Foreign exchange contracts are used primarily to hedge the risk that unremitted or future royalties and license fees owed to Time Warner or TWE domestic companies for the sale or anticipated sale of U.S. copyrighted products abroad may be adversely affected by changes in foreign currency exchange rates. At September 30, 1995, Time Warner had contracts for the sale of $505 million and the purchase of $144 million of foreign currencies at fixed rates, primarily Japanese yen (9% of net contract value), French francs (11%), English pounds (32%), Canadian dollars (17%) and German marks (19%), compared to contracts for the sale of $551 million and the purchase of $109 million of foreign currencies at December 31, 1994. Unrealized gains or losses are recorded in income; accordingly, the carrying value of foreign exchange contracts approximates market value. Time Warner had $20 million and TWE had $8 million of net losses on foreign exchange contracts during the first nine months of 1995, which were or are expected to be offset by corresponding increases in the dollar value of foreign currency royalties and license fee payments that have been or are anticipated to be received from the sale of U.S. copyrighted products abroad. Time Warner reimburses or is reimbursed by TWE for contract gains and losses related to TWE's foreign currency exposure. Foreign currency contracts are placed with a number of major financial institutions in order to minimize credit risk.

Entertainment Group

    The financial condition of the Entertainment Group companies, principally TWE, at September 30, 1995 was affected by the formation of the TWE-Advance/Newhouse Partnership, the Six Flags transaction and the consolidation of Paragon. TWE had $6.2 billion of debt, $1.4 billion of Time Warner General Partners' senior capital and $6.4 billion of partners' capital (net of the $396 million uncollected portion of the note receivable from U S
WEST) at September 30, 1995, compared to $7.2 billion of debt, $1.7 billion of Time Warner General Partners' senior capital and $6.2 billion of partners' capital at December 31, 1994. The $1 billion reduction in debt resulted principally from the Six Flags transaction. In addition, principally as a result of the payment of over $950 million of distributions to Time Warner in 1995, cash and equivalents decreased to $439 million at September 30, 1995, compared to $1.1 billion at December 31, 1994, reducing the debt-net-of-cash amounts for TWE to $5.8 billion and $6.1 billion, respectively.

    In the first nine months of 1995, cash provided by Entertainment Group operations amounted to $1.205 billion and reflected $1.529 billion of EBITDA from the Filmed Entertainment, Six Flags Theme Parks, Broadcasting-The WB Network, Programming-HBO and Cable businesses and a reduction in working capital requirements, less $447 million of interest payments, $59 million of income taxes and $47 million of corporate expenses. Cash provided by operations of $1.091 billion in the first nine months of 1994 reflected $1.392 billion of business segment EBITDA and a reduction in working capital requirements, less $411 million of interest payments, $48 million of income taxes and $45 million of corporate expenses.

    Cash flows used in investing activities decreased to $202 million in the first nine months of 1995, compared to $1.133 billion in the first nine months of 1994, principally as a result of a $997 million increase in investment proceeds relating to management's debt reduction program. Capital expenditures increased to $1.099 billion in the first nine months of 1995, compared to $772 million in the first nine months of 1994. Capital spending by the Cable Division amounted to $832 million in the first nine months of 1995, compared to $431 million in the first nine months of 1994, and was financed in part through $375 million of collections on the note receivable from U S WEST. Cable capital expenditures are budgeted to be approximately $400 million in the fourth quarter of 1995, and are expected to be partially financed by approximately $250 million of additional collections on the note receivable from U S WEST. Because management believes that the conversion from coaxial to fiber-optic cable is essential to achieving long-term growth in revenue from telephony, cable and other services, significant cable capital expenditures also are expected in subsequent years and will be timed to match the rate at which demand for the new services develops.

    Cash flows from financing activities decreased to a use of cash of $1.635 billion in the first nine months of 1995, compared to $52 million of cash provided in the first nine months of 1994, principally as a result of an approximate $1 billion reduction in debt in 1995 and an $838 million increase in distributions paid to Time Warner, offset in part by a $246 million increase in collections on the note receivable from U S WEST.

    Warner Bros.' backlog, representing the amount of future revenue not yet recorded from cash contracts for the licensing of films for pay and basic cable, network and syndicated television exhibition amounted to $958 million at September 30, 1995, compared to $852 million at December 31, 1994 (including amounts relating to HBO of $172 million at September 30, 1995 and $175 million at December 31, 1994). The backlog excludes advertising barter contracts.

    Management believes that TWE's operating cash flow, cash and equivalents, collections on the note receivable from U S WEST and additional borrowing capacity are sufficient to meet its capital and liquidity needs for the foreseeable future.

                   TIME WARNER ENTERTAINMENT COMPANY, L.P.
                        CONSOLIDATED BALANCE SHEET
                               (Unaudited)
                                                  September 30,   December 31,
                                                       1995           1994
                                                            (millions)
ASSETS
Current assets
Cash and equivalents                                 $   439        $ 1,071
Receivables, including $176 and $266 due from
   Time Warner, less allowances of $325 and $306       1,351          1,426
Inventories                                            1,042            956
Prepaid expenses                                         111            120

Total current assets                                   2,943          3,573

Noncurrent inventories                                 1,763          1,807
Loan receivable from Time Warner                         400            400
Property, plant and equipment, net                     4,791          3,784
Goodwill                                               4,151          4,433
Cable television franchises                            3,385          3,236
Other assets                                           1,053          1,429

Total assets                                         $18,486        $18,662

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities
Accounts payable                                     $   535        $   514
Participations and programming costs                   1,042            857
Other current liabilities, including $334
   due to Time Warner at Dec. 31, 1994                 1,361          1,486

Total current liabilities                              2,938          2,857

Long-term debt                                         6,181          7,160
Other long-term liabilities, including
   $256 and $89 due to Time Warner                       984            749
Minority interests                                       634             -
Time Warner General Partners' senior capital           1,398          1,663

Partners' capital
Contributed capital                                    7,398          7,398
Undistributed partnership earnings (deficit)            (651)          (394)
Note receivable from U S WEST                           (396)          (771)
Total partners' capital                                6,351          6,233

Total liabilities and partners' capital              $18,486        $18,662

See accompanying notes.

                       TIME WARNER ENTERTAINMENT COMPANY, L.P.
                        CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                        Three Months          Nine Months
                                    Ended September 30,    Ended September 30,
                                      1995      1994         1995      1994
                                                    (millions)

Revenues (a)                        $2,324     $2,203      $6,762     $6,177

Cost of revenues (a)(b)              1,589      1,553       4,640      4,337
Selling, general and
  administrative (a)(b)                467        415       1,397      1,175

Operating expenses                   2,056      1,968       6,037      5,512

Business segment operating income      268        235         725        665
Interest and other, net (a)           (178)      (155)       (509)      (435)
Corporate services (a)                 (17)       (15)        (47)       (45)

Income before income taxes              73         65         169        185
Income taxes                           (26)       (24)        (62)       (40)
Income before extraordinary item        47         41         107        145
Extraordinary loss on retirement
  of debt                              (24)        -          (24)        -

Net income                          $   23     $   41      $   83      $ 145

__________________
(a) Includes the following income (expenses) resulting from transactions with the partners of TWE:

Selling, general and administrative   $(24)     $ (26)     $  (76)    $ (69)
Corporate services                     (17)       (15)        (47)      (45)
Interest and other, net                 14          7          20        10

In addition, includes the following income (expenses) resulting from transactions with equity affiliates of TWE or Time Warner:

Revenues                              $ 17      $  20       $  75     $  87
Cost of revenues                       (19)       (22)        (72)      (53)
Selling, general and administrative      2          5          14        19

(b)  Includes depreciation and amortization
expense of:                           $260      $ 254       $ 761     $ 707


See accompanying notes.

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (Unaudited)

                                                          Nine Months
                                                      Ended September 30,
                                                        1995         1994
                                                            (millions)
OPERATIONS
Net income                                             $   83       $ 145
Adjustments for noncash and nonoperating items:
Extraordinary loss on retirement of debt                   24          -
Depreciation and amortization                             761         707
Changes in operating assets and liabilities               326         199

Cash provided by operations                             1,194       1,051

INVESTING ACTIVITIES
Investments and acquisitions                             (130)       (113)
Capital expenditures                                     (983)       (742)
Loan to Time Warner                                        -         (250)
Investment proceeds                                     1,031          42

Cash used by investing activities                         (82)     (1,063)

FINANCING ACTIVITIES
Borrowings                                              2,041         677
Debt repayments                                        (3,135)       (627)
Capital distributions                                    (982)       (157)
Collections on note receivable from U S WEST              375         129
Other                                                     (43)         -

Cash provided (used) by financing activities           (1,744)         22

INCREASE (DECREASE) IN CASH AND EQUIVALENTS              (632)         10


CASH AND EQUIVALENTS AT BEGINNING OF PERIOD             1,071       1,338

CASH AND EQUIVALENTS AT END OF PERIOD                  $  439      $1,348


See accompanying notes.

                       TIME WARNER ENTERTAINMENT COMPANY, L.P.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.  SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

    Time Warner Entertainment Company, L.P., a Delaware limited partnership ("TWE"), is engaged principally in the Filmed Entertainment, Six Flags Theme Parks, Broadcasting-The WB
Network, Programming-HBO and Cable businesses. Subsidiaries of
Time Warner Inc. ("Time Warner") are the general partners of TWE ("Time Warner General Partners"). Time Warner acquired the limited partnership interests previously held by subsidiaries of each of ITOCHU Corporation and Toshiba Corporation effective in the third quarter of 1995.  As a result, Time Warner and certain of its wholly-owned subsidiaries collectively now own 74.49% of the pro rata priority capital and residual equity partnership interests in TWE, and certain priority capital interests senior
("Time Warner General Partners' senior capital") and junior to
the pro rata priority capital interests.   The remaining 25.51%
pro rata priority capital and residual equity limited partnership interests are owned by a subsidiary of U S WEST, Inc. ("U S
WEST"). The TWE partnership agreement provides for special allocations of income, loss and distributions of partnership capital, including priority distributions in the event of liquidation.

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

    The consolidated financial statements reflect the deconsolidation of Six Flags Entertainment Corporation ("Six Flags") effective as of June 23, 1995 as a result of the Six
Flags transaction, and the consolidation of Paragon Communications ("Paragon") effective as of July 6, 1995 as a result of an increase in TWE's control over the management of such entity.

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

2.   TWE-ADVANCE/NEWHOUSE PARTNERSHIP

    On April 1, 1995, TWE formed a cable television joint venture with the Advance/Newhouse Partnership ("Advance/Newhouse") to which Advance/Newhouse and TWE contributed cable television systems (or interests therein) serving approximately 4.5 million subscribers, as well as certain foreign cable investments and programming investments. TWE owns a two-thirds equity interest in the TWE-Advance/Newhouse Partnership and is the managing partner. TWE consolidates the partnership and the one-third equity interest owned by Advance/Newhouse is reflected in TWE's balance sheet as minority interest. In accordance with the partnership agreement, Advance/Newhouse can require TWE to purchase its equity interest for fair market value at specified intervals following the death of both of its principal shareholders. Beginning in the third year, either partner can initiate a dissolution in which TWE would receive two-thirds and Advance/Newhouse would receive one-third of the partnership's net assets. The assets contributed by TWE and Advance/Newhouse to the partnership were recorded at their predecessor's historical cost, which, with respect to Advance/Newhouse, consisted of assets contributed to the partnership of approximately $338 million and liabilities assumed by the partnership of approximately $9 million. No gain was recognized by TWE upon the capitalization of the partnership. On a pro forma basis, giving effect to the formation of the TWE-Advance/Newhouse Partnership as if it had occurred at the beginning of the periods, TWE would have reported revenues of $6.899 billion and $6.572 billion, for the nine months ended September 30, 1995 and 1994, respectively. The pro forma effect on TWE's net income for each of the nine month periods ended September 30, 1995 and 1994 is not material.

3.   SIX FLAGS

    On June 23, 1995, TWE sold 51% of its interest in Six Flags to an investment group led by Boston Ventures for $204 million and received $640 million in additional proceeds from Six Flags, representing payment of certain intercompany indebtedness and licensing fees. As a result of the transaction, Six Flags has been deconsolidated and TWE's remaining 49% interest in Six Flags is now accounted for under the equity method of accounting. TWE reduced debt by approximately $850 million in connection with the transaction, and approximately $140 million of income on the transaction was deferred by TWE principally as a result of its guarantee of certain third-party, zero-coupon indebtedness of Six Flags due in 1999.

4.  INVENTORIES

    Inventories consist of:
                                     September 30, 1995     December 31, 1994
                                      Current  Noncurrent   Current  Noncurrent
                                                      (millions)
Film costs:
  Released, less amortization        $  623     $  361    $  585     $  347
  Completed and not released            124         27       123         24
  In process and other                   16        322        18        361
  Library, less amortization             -         730        -         769
Programming costs, less amortization    193        323       149        306
Merchandise                              86         -         81         -

Total                                $1,042     $1,763    $  956     $1,807

5.   LONG-TERM DEBT

    Long-term debt consists of:
                                              September 30,   December 31,
                                                  1995            1994
                                                       (millions)
Bank credit agreement, weighted average
  interest rates of 6.4% and 6.5%                 $1,805         $2,550
Commercial paper, weighted average
  interest rate of 6.2% at each date                 583            649
Publicly held notes and debentures                 3,781          3,903
Other                                                 12             58

Total                                             $6,181         $7,160

    On June 30, 1995, TWE, the TWE-Advance/Newhouse Partnership and a wholly-owned subsidiary of Time Warner ("TWI Cable") executed a five-year revolving credit facility (the "New Credit Agreement"). The New Credit Agreement enables such entities to refinance certain indebtedness assumed from the companies acquired or to be acquired in the cable acquisitions, to refinance TWE's indebtedness under a pre-existing bank credit agreement and to finance the ongoing working capital, capital expenditure and other corporate needs of each borrower.

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

    On July 6, 1995, TWE borrowed approximately $2.6 billion under the New Credit Agreement to repay and terminate its pre-existing bank credit agreement. In connection therewith, TWE recognized an extraordinary loss of $24 million to write-off deferred financing costs related to the former credit agreement.

    Long-term debt was reduced by approximately $850 million in 1995 as a result of the Six Flags transaction.

    Each Time Warner General Partner has guaranteed a pro rata portion of approximately $6 billion of TWE's debt and accrued interest thereon based on the relative fair value of the net assets each Time Warner General Partner contributed to TWE. Such indebtedness is recourse to each Time Warner General Partner only to the extent of its guarantee.

6.   PARTNERS' CAPITAL

    Changes in partners' capital were as follows:
                                                           Nine Months
                                                       Ended September 30,
                                                        1995        1994
                                                           (millions)

Balance at beginning of year                          $6,233      $6,000
Net income                                                83         145
Distributions                                           (371)       (173)
Reduction of stock option distribution liability          -          178
Reacquisition of Time Warner Service
  Partnership Assets                                     124          -
Allocation of income to Time Warner General
  Partners' senior capital                              (101)        (94)
Collections on note receivable from U S WEST             375         129
Other                                                      8          10

Balance at September 30                               $6,351      $6,195

    Since September 1993, certain assets formerly owned and operated by TWE were owned and operated by other partnerships (the "Time Warner Service Partnerships") in order to ensure compliance with the Modification of Final Judgment entered on August 24, 1982 by the United States District Court for the District of Columbia applicable to U S WEST and its affiliated companies, which may have included TWE. In 1994, U S WEST received a judicial order that TWE was no longer prohibited from owning or operating substantially all of such assets. Accordingly, in September 1995, TWE reacquired substantially all of the assets of the Time Warner Service Partnerships, subject to the liabilities relating thereto, (the "Time Warner Service Partnership Assets") in exchange for junior priority capital interests in TWE equal to approximately $400 million. The reacquisition was recorded for financial statement purposes based on the $124 million historical cost of the Time Warner Service Partnership Assets. Effective as of September 15, 1995, TWE is no longer required to make quarterly cash distributions of $12.5 million to the Time Warner General Partners with respect to the Time Warner Service Partnerships.

    TWE is required to make distributions to reimburse the partners for income taxes at statutory rates based on their allocable share of taxable income, and to reimburse Time Warner for its stock options granted to employees of TWE based on the amount by which the market price of Time Warner common stock exceeds the option exercise price on the exercise date. TWE accrues a stock option distribution and a corresponding liability with respect to unexercised options when the market price of Time Warner common stock increases during the accounting period, and reverses previously-accrued stock option distributions and the corresponding liability when the market price of Time Warner common stock declines.

    During the nine months ended September 30, 1995, TWE accrued $25 million of Time Warner Service Partnership distributions, $241 million of tax-related distributions and $105 million of stock option distributions, based on closing prices of Time Warner common stock of $39.75 at September 30, 1995 and $35.125 at December 31, 1994. During the nine months ended September 30, 1994, TWE accrued $38 million of Time Warner Service Partnership distributions and $135 million of tax-related distributions, and reversed $178 million of previously-accrued stock option distributions as a result of a decline in the market price of Time Warner common stock. During 1995, TWE paid $982 million of distributions to the Time Warner General Partners, consisting of $575 million of tax-related distributions, $25 million of Time Warner Service Partnership distributions, $16 million of stock option related distributions and $366 million of distributions of TWE partnership income that had been allocated to the Time Warner General Partners' senior capital interest.

7.  SEGMENT INFORMATION

    Information as to the operations of TWE in different business segments is set forth below. Cable business segment information reflects the consolidation by TWE of the TWE-Advance/Newhouse Partnership effective as of April 1, 1995 and Paragon effective as of July 6, 1995. The operating results of Six Flags have been deconsolidated effective as of June 23, 1995 and are now reported separately to facilitate comparability.

                                         Three Months          Nine Months
                                    Ended September 30,    Ended September 30,
                                     1995       1994       1995        1994
                                                    (millions)
Revenues
Filmed Entertainment               $1,174      $1,055     $3,508      $3,138
Six Flags Theme Parks                  -          287        227         499
Broadcasting - The WB
  Network                               7          -          13          -
Programming - HBO                     404         381      1,181       1,108
Cable                                 826         546      2,107       1,654
Intersegment elimination              (87)        (66)      (274)       (222)

Total                              $2,324      $2,203     $6,762      $6,177

                                         Three Months          Nine Months
                                    Ended September 30,    Ended September 30,
                                      1995       1994       1995        1994
                                                    (millions)
Operating Income
Filmed Entertainment               $   60      $   55     $  179      $  171
Six Flags Theme Parks                  -           35         29          52
Broadcasting - The WB Network          (7)         -         (40)         -
Programming - HBO                      70          59        207         177
Cable                                 145          86        350         265

Total                               $ 268       $ 235      $ 725       $ 665

                                        Three Months          Nine Months
                                    Ended September 30,    Ended September 30,
                                      1995      1994         1995      1994
                                                    (millions)
Depreciation of Property, Plant and Equipment
Filmed Entertainment                $  27       $  19     $   69      $   50
Six Flags Theme Parks                  -           25         20          43
Broadcasting - The WB Network          -           -          -           -
Programming - HBO                       3           2         11           9
Cable                                 118          79        317         243

Total                               $ 148       $ 125      $ 417       $ 345

                                         Three Months          Nine Months
                                    Ended September 30,    Ended September 30,
                                      1995      1994         1995      1994
                                                    (millions)
Amortization of Intangible Assets (1)
Filmed Entertainment                $  31       $  33      $ 100       $  97
Six Flags Theme Parks                  -           15         11          26
Broadcasting - The WB Network          -           -          -           -
Programming - HBO                      -            3         -            5
Cable                                  81          78        233         234

Total                               $ 112       $ 129      $ 344       $ 362
______________
(1) Amortization includes amortization relating to the acquisition of Warner Communications Inc. ("WCI") in 1989 and the American Television and Communications Corporation ("ATC") minority interest in 1992 and to other business combinations accounted for by the purchase method.

8.   COMMITMENTS AND CONTINGENCIES

    Minimum commitments and guarantees under certain programming, licensing, franchise and other agreements at September 30, 1995 aggregated approximately $5.4 billion, which are payable principally over a five-year period.

    Pending legal proceedings are substantially limited to litigation incidental to the businesses of TWE. In the opinion of counsel and management, the ultimate resolution of these matters will not have a material effect on the consolidated financial statements of TWE.

9.  ADDITIONAL FINANCIAL INFORMATION

    Additional financial information is as follows:
                                                            Nine Months
                                                        Ended September 30,
                                                         1995      1994
                                                           (millions)

Interest expense                                        $440      $414
Cash payments made for interest                          442       408
Cash payments made for income taxes (net)                 59        48

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The comparability of the results of operations and financial condition of TWE has been affected during 1995 by (1) the consolidation of Paragon by TWE effective as of July 6, 1995, (2) the deconsolidation of Six Flags by TWE effective as of June 23, 1995 as a result of the Six Flags transaction, (3) the formation of the TWE-Advance/Newhouse Partnership on April 1, 1995 and (4) certain debt refinancings and asset sales. The impact of these transactions on the financial statements of TWE is discussed below.

RESULTS OF OPERATIONS

    TWE had revenues of $2.324 billion, income of $47 million before an extraordinary loss on the retirement of debt and net income of $23 million for the three months ended September 30, 1995, compared to revenues of $2.203 billion and net income of $41 million for the three months ended September 30, 1994. Revenues of $6.762 billion, income of $107 million before an extraordinary loss on the retirement of debt and net income of $83 million were reported for the nine months ended September 30, 1995, compared to revenues of $6.177 billion and net income of $145 million for the nine months ended September 30, 1994.

     As discussed more fully below, TWE's operating results for the three and nine month periods ended September 30, 1995 reflect an overall increase in operating income generated by its business segments (including the contribution by the TWE-Advance/Newhouse Partnership) and gains on the sale of certain unclustered cable systems, offset by higher floating-rates of interest paid on borrowings under TWE's bank credit agreements and minority interest expense related to the consolidation of the operating results of the TWE-Advance/Newhouse Partnership effective as of April 1, 1995.

     As a U.S. partnership, TWE is not subject to U.S. federal and state income taxation. Income and withholding taxes of $26 million and $62 million in the three and nine months ended
September 30, 1995, respectively, and $24 million and $40 million in the three and nine months ended September 30, 1994, respectively, have been provided in respect of the operations of TWE's domestic and foreign subsidiary corporations.

     EBITDA and operating income for TWE for the three and nine months ended September 30, 1995 and 1994 are as follows:

                                           Three Months Ended September 30,
                                            EBITDA         Operating Income
                                         1995    1994       1995       1994
                                                    (millions)
Filmed Entertainment                    $118      $107      $ 60       $ 55
Six Flags Theme Parks                     -         75        -          35
Broadcasting - The WB Network             (7)       -         (7)        -
Programming - HBO                         73        64        70         59
Cable                                    344       243       145         86

Total                                   $528      $489      $268       $235

                                            Nine Months Ended September 30,
                                            EBITDA         Operating Income
                                         1995    1994       1995       1994
                                                    (millions)
Filmed Entertainment                  $  348    $  318      $179       $171
Six Flags Theme Parks                     60       121        29         52
Broadcasting - The WB Network            (40)       -        (40)        -
Programming - HBO                        218       191       207        177
Cable                                    900       742       350        265

Total                                 $1,486    $1,372      $725       $665

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

Three Months Ended September 30, 1995 Compared to the Three
Months Ended September 30, 1994

    FILMED ENTERTAINMENT. Revenues increased to $1.174 billion, compared to $1.055 billion in the third quarter of 1994. EBITDA increased to $118 million from $107 million. Depreciation and amortization, including amortization related to the purchase of WCI, amounted to $58 million in 1995 and $52 million in 1994. Operating income increased to $60 million from $55 million. video and consumer products operations. Worldwide theatrical revenues in 1995 were led by the success of BATMAN FOREVER. EBITDA and operating income benefited from the revenue gains.

    SIX FLAGS THEME PARKS. As a result of TWE's sale of 51% of its interest in Six Flags, the operating results of Six Flags have been deconsolidated effective as of June 23, 1995 and TWE's remaining 49% interest in Six Flags is now accounted for under the equity method of accounting. Operating results for the third quarter of 1994 included revenues of $287 million, EBITDA of $75 million, depreciation and amortization of $40 million and operating income of $35 million.

    BROADCASTING - THE WB NETWORK. The WB Network was launched in January 1995, and generated $7 million of operating losses on $7 million of revenues in the third quarter of 1995. The third-quarter operating loss was mitigated by a favorable legal settlement, as well as by funding from a new limited partner in the network. Due to the start-up nature of this new national broadcast operation, losses are expected to continue.

    PROGRAMMING - HBO. Revenues increased to $404 million, compared to $381 million in the third quarter of 1994. EBITDA increased to $73 million from $64 million. Depreciation and amortization amounted to $3 million in 1995 and $5 million in 1994. Operating income increased to $70 million from $59 million. Revenues benefited primarily from an increase in subscribers, as well as from higher pay-TV rates. EBITDA and operating income improved principally as a result of the revenue gains.

    CABLE. Revenues increased to $826 million, compared to $546 million in the third quarter of 1994. EBITDA increased to $344 million from $243 million. Depreciation and amortization, including amortization related to the purchase of WCI and the acquisition of the ATC minority interest, amounted to $199 million in 1995 and $157 million in 1994. Operating income increased to $145 million from $86 million. Revenues and operating results benefited from the formation of the TWE-Advance/Newhouse partnership on April 1, 1995 and the consolidation of Paragon effective as of July 6, 1995. Excluding such effects, revenues benefited from increases in basic cable subscribers and nonregulated revenues, including pay-TV, pay-per-view and advertising. Excluding the positive contributions from the TWE-Advance/Newhouse Partnership and the consolidation of Paragon, EBITDA and operating income increased as a result of the revenue gains, offset in part by higher start-up costs for telephony operations and, with respect to operating income only, higher depreciation and amortization relating to increased capital spending.

    INTEREST AND OTHER, NET. Interest and other, net, increased to $178 million in the third quarter of 1995, compared to $155 million in the third quarter of 1994. Interest expense increased to $144 million, compared to $141 million in the third quarter of 1994, principally as a result of higher floating-rates of interest paid on borrowings under TWE's bank credit agreement.

Other expense, net, increased to $34 million in the third quarter of 1995 from $14 million in 1994, principally because of the inclusion in 1995 of minority interest expense related to the TWE-Advance/Newhouse Partnership, offset in part by gains on the sale of certain unclustered cable systems.

Nine Months Ended September 30, 1995 Compared to the Nine Months
Ended September 30, 1994

    FILMED ENTERTAINMENT. Revenues increased to $3.508 billion, compared to $3.138 billion in the first nine months of 1994. EBITDA increased to $348 million from $318 million. Depreciation and amortization, including amortization related to the purchase of WCI, amounted to $169 million in 1995 and $147 million in 1994. Operating income increased to $179 million from $171 million. Revenues benefited from increases in worldwide theatrical, consumer products and television distribution operations, as well as from international home video. Worldwide theatrical revenues in 1995 were led by the success of BATMAN FOREVER. EBITDA and operating income benefited from the revenue gains and increased income from licensing operations.

    SIX FLAGS THEME PARKS. As a result of TWE's sale of 51% of its interest in Six Flags, the operating results of Six Flags have been deconsolidated effective as of June 23, 1995 and TWE's remaining 49% interest in Six Flags is now accounted for under the equity method of accounting. Accordingly, revenues decreased to $227 million, compared to $499 million in the first nine months of 1994. EBITDA decreased to $60 million from $121 million. Depreciation and amortization amounted to $31 million in 1995 and $69 million in 1994. Operating income decreased to $29 million from $52 million.

    BROADCASTING-THE WB NETWORK. The WB Network was launched on January 11, 1995, and generated $40 million of operating losses on $13 million of revenues in the first nine months of 1995. The operating loss was offset in part by a favorable legal settlement in the third quarter of 1995 and funding from a new limited partner in the network. Due to the start-up nature of this new national broadcast operation, losses are expected to continue.

    PROGRAMMING-HBO. Revenues increased to $1.181 billion, compared to $1.108 billion in the first nine months of 1994. EBITDA increased to $218 million from $191 million. Depreciation and amortization amounted to $11 million in 1995 and $14 million in 1994. Operating income increased to $207 million from $177 million. Revenues benefited primarily from an increase in subscribers, as well as from higher pay-TV rates. EBITDA and operating income improved principally as a result of the revenue gains.

    CABLE. Revenues increased to $2.107 billion, compared to $1.654 billion in the first nine months of 1994. EBITDA increased to $900 million from $742 million. Depreciation and amortization, including amortization related to the purchase of WCI and the acquisition of the ATC minority interest, amounted to $550 million in 1995 and $477 million in 1994. Operating income increased to $350 million from $265 million. Revenues and operating results benefited from the formation of the TWE-Advance/Newhouse Partnership on April 1, 1995 and the consolidation of Paragon effective as of July 6, 1995. Excluding such effects, revenues benefited from increases in basic cable subscribers and nonregulated revenues, including pay-TV, pay-per-view and advertising. Excluding the positive contributions from the TWE-Advance/Newhouse Partnership and the consolidation of Paragon, EBITDA and operating income increased as a result of the revenue gains, offset in part by the impact of the second round of cable rate regulations that went into effect in July 1994, higher start-up costs for telephony operations and, with respect to operating income only, higher depreciation and amortization relating to increased capital spending.

    INTEREST AND OTHER, NET. Interest and other, net, increased to $509 million in the first nine months of 1995, compared to $435 million in the first nine months of 1994. Interest expense increased to $440 million, compared with $414 million in the first nine months of 1994, principally as a result of higher floating-rates of interest paid on borrowings under TWE's bank credit agreement. Other expense, net, increased to $69 million in the first nine months of 1995 from $21 million in 1994, principally because of the inclusion in 1995 of minority interest expense related to the TWE-Advance/Newhouse Partnership, offset in part by gains on the sale of certain unclustered cable systems.

FINANCIAL CONDITION AND LIQUIDITY
September 30, 1995

    The financial condition of TWE at September 30, 1995 was affected by the formation of the TWE-Advance/Newhouse Partnership, the Six Flags transaction and the consolidation of Paragon. TWE had $6.2 billion of debt, $1.4 billion of Time Warner General Partners' senior capital and $6.4 billion of partners' capital (net of the $396 million uncollected portion of the note receivable from U S WEST) at September 30, 1995, compared to $7.2 billion of debt, $1.7 billion of Time Warner General Partners' senior capital and $6.2 billion of partners' capital at December 31, 1994. The $1 billion reduction in debt resulted principally from the Six Flags transaction. In addition, principally as a result of the payment of $982 million of distributions to Time Warner in 1995, cash and equivalents decreased to $439 million at September 30, 1995, compared to $1.1 billion at December 31, 1994, reducing the debt-net-of-cash amounts to $5.8 billion and $6.1 billion, respectively.

    During 1995, TWE and Time Warner made progress in achieving certain of their financial and operational objectives, principally relating to the expansion of their reach in cable television, the attainment of a new bank credit facility and their plan to reduce debt with funds raised from the sale of non-core assets. TWE formed the TWE-Advance/Newhouse Partnership in April 1995 and, together with Time Warner's completion of its previously-announced acquisitions of KBLCOM Incorporated in July
1995 and Summit Communications Group, Inc. in May 1995, the total number of subscribers under the management of Time Warner Cable has increased to over 10 million, compared to 7.5 million at the end of 1994. The number of subscribers is expected to increase further, to over 11.5 million, after the consummation of Time Warner's acquisition of Cablevision Industries Corporation and related companies, which is expected to close in the fourth quarter of 1995 or in early 1996.

    On June 30, 1995, TWE, the TWE-Advance/Newhouse Partnership and TWI Cable executed a five-year revolving credit facility. The New Credit Agreement enables such entities to refinance certain indebtedness assumed from the companies acquired or to be acquired in the cable acquisitions, to refinance TWE's indebtedness under a pre-existing bank credit agreement and to finance the ongoing working capital, capital expenditure and other corporate needs of each borrower.

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

    On July 6, 1995, TWE borrowed approximately $2.6 billion under the New Credit Agreement to repay and terminate its pre-existing bank credit agreement.

    TWE continues to pursue its plan to enhance its financial position through sales of non-core assets. Principally as a result of the sale of 51% of its interest in Six Flags in June 1995, TWE has realized a $1 billion reduction in debt from the levels existing at December 31, 1994. Proceeds to be raised from the sale of certain unclustered cable systems scheduled to close over the next six months are expected to be used for additional debt reduction.

    In the first nine months of 1995, cash provided by TWE's operations amounted to $1.194 billion and reflected $1.486 billion of EBITDA from the Filmed Entertainment, Six Flags Theme Parks, Broadcasting-The WB Network, Programming-HBO and Cable businesses and a reduction in working capital requirements, less $442 million of interest payments, $59 million of income taxes and $47 million of corporate expenses. Cash provided by operations of $1.051 billion in the first nine months of 1994 reflected $1.372 billion of business segment EBITDA and a reduction in working capital requirements, less $408 million of interest payments, $48 million of income taxes and $45 million of corporate expenses.

    Cash flows used in investing activities decreased to $82
million in the first nine months of 1995, compared to $1.063 billion in the first nine months of 1994, principally as a result of a $989 million increase in investment proceeds relating to management's debt reduction program. Capital expenditures increased to $983 million in the first nine months of 1995, compared to $742 million in the first nine months of 1994.
Capital spending by the Cable Division amounted to $718 million in the first nine months of 1995, compared to $402 million in the first nine months of 1994, and was financed in part through $375 million of collections on the note receivable from U S WEST.
Cable capital expenditures are budgeted to be approximately $400 million in the fourth quarter of 1995, and are expected to be partially financed by approximately $250 million of additional collections on the note receivable from U S WEST. Because management believes that the conversion from coaxial to fiber-optic cable is essential to achieving long-term growth in revenue from telephony, cable and other services, significant cable capital expenditures also are expected in subsequent years and will be timed to match the rate at which demand for the new services develops.

    Cash flows from financing activities decreased to a use of cash of $1.744 billion in the first nine months of 1995, compared to $22 million of cash provided in the first nine months of 1994, principally as a result of an approximate $1 billion reduction in debt in 1995 and an $825 million increase in distributions paid to Time Warner, offset in part by a $246 million increase in collections on the note receivable from U S WEST.

    Warner Bros.' backlog, representing the amount of future revenue not yet recorded from cash contracts for the licensing of films for pay and basic cable, network and syndicated television exhibition amounted to $958 million at September 30, 1995, compared to $852 million at December 31, 1994 (including amounts relating to HBO of $172 million at September 30, 1995 and $175 million at December 31, 1994). The backlog excludes advertising barter contracts.

    Management believes that TWE's operating cash flow, cash and equivalents, collections on the note receivable from U S WEST and additional borrowing capacity are sufficient to meet its capital and liquidity needs for the foreseeable future.

    Based on the level of interest rates prevailing at September 30, 1995, the fair value of TWE's long-term debt exceeded its carrying value by $149 million. Based on the level of interest rates prevailing at December 31, 1994, the fair value of TWE's long-term debt was $460 million less than its carrying value. Unrealized gains or losses on debt are not recognized unless the debt is retired prior to its maturity.

    Foreign exchange contracts are used primarily to hedge the risk that unremitted or future license fees owed to TWE domestic companies for the sale or anticipated sale of U.S. copyrighted products abroad may be adversely affected by changes in foreign currency exchange rates. TWE is reimbursed by or reimburses Time Warner for Time Warner contract gains and losses related to TWE's exposure. At September 30, 1995, Time Warner had contracts for the sale of $505 million and the purchase of $144 million of foreign currencies at fixed rates and maturities of three months or less. Of Time Warner's $361 million net sale contract position, $119 million related to TWE's exposure, primarily Japanese yen (24% of net contract position related to TWE), French francs (20%), German marks (11%) and Canadian dollars (19%), compared to a net sale contract position of $188 million of foreign currencies at December 31, 1994. Unrealized gains or losses are recorded in income; accordingly, the carrying value of foreign exchange contracts approximates market value. TWE had $8 million of net losses on foreign exchange contracts during the first nine months of 1995, which were or are expected to be offset by corresponding increases in the dollar value of foreign currency license fee payments that have been or are anticipated to be received from the sale of U.S. copyrighted products abroad. Time Warner places foreign currency contracts with a number of major financial institutions in order to minimize credit risk.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

     Reference is made to the purported class actions entitled DIGITAL DISTRIBUTION INC. d/b/a COMPACT DISC WAREHOUSE v. CEMA DISTRIBUTION, et al. (the "California Federal Action") and BRENDEN BARRY v. CEMA DISTRIBUTION, et al. (the "California State Action") described on page 38 of Time Warner's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995. In the California Federal Action, the defendants moved to dismiss the complaint and, following an initial court conference held in late August 1995, the plaintiff decided to withdraw the complaint and file an amended complaint. On October 6, 1995, the plaintiff filed an amended complaint, which defendants moved to dismiss for failure to state a claim. A hearing on the motion to dismiss is scheduled for January 8, 1996. In the California State Action, the defendants filed a demurrer to the complaint for failure to state a cause of action. The plaintiff has decided to withdraw the complaint and proposes to file an amended complaint in December 1995.

    Reference is made to the litigation entitled SAMUEL D. MOORE, et al. v. AMERICAN FEDERATION OF TELEVISION AND RADIO ARTISTS, et al. described on page I-43 of Time Warner's Annual Report on Form 10-K for the year ended December 31, 1994. With respect to the remaining RICO claim against the defendant recording companies, on September 21, 1995, the court denied the recording company defendants' motion for summary judgment seeking dismissal of the claim as premature.

    Reference is made to the litigation commenced in September 1995 by U S WEST and a wholly owned subsidiary against Time Warner and three of TWE's general partners (U S WEST, INC., et al. v. TIME WARNER INC., et al. No. 14555) described on page 5 of Time Warner's Current Report on Form 8-K dated September 22, 1995, which description is incorporated herein by reference. Time Warner filed its answer and counterclaims to the lawsuit on October 11, 1995. U S WEST filed a reply to the counterclaims on October 31, 1995. Discovery is proceeding toward a scheduled trial date of March 13, 1996.

    In addition to the complaint filed by U S WEST, seventeen complaints have been filed against TBS, Time Warner, certain officers and directors of TBS, Time Warner or TWE, and other defendants, purportedly on behalf of a class of TBS shareholders, and two complaints have been filed against Time Warner, certain officers and directors of Time Warner, and other defendants, by Time Warner shareholders, purportedly derivatively on behalf of Time Warner. The two complaints filed by Time Warner shareholders were filed in the Court of Chancery of the State of Delaware in and for New Castle County on October 30, 1995 (BERNARD v. TIME WARNER INC., et al., No. 14651; PARNES v. TIME WARNER INC., et al., No. 14660). Sixteen of the seventeen complaints filed by TBS shareholders were filed in Superior Court, Fulton County, Georgia; the other was filed in the Court of Chancery of the State of Delaware in and for New Castle County. Of the complaints filed in Georgia, fourteen were filed prior to the approval of the TBS Transaction on September 22, 1995 by the Board of Directors of Time Warner and the Board of Directors of

TBS (SHINGALA v. TURNER BROADCASTING SYS., INC., et al., No. E-41502; SCHRANK v. R. E. TURNER, et al., No. E-41501; LEWIS, et al. v. TURNER BROADCASTING SYS., INC., et al., No. E-41500; SILVERSTEIN AND SILVERSTEIN v. TURNER BROADCASTING SYS., INC., et al., No. E-41526; STRAUSS v. TURNER
BROADCASTING SYS., INC., et al., No. E-41538; HOFFMAN v. TED TURNER, et al., No. E-41544; BARRY v. TURNER BROADCASTING SYS., INC., et al., No. 41545;
MERSEL AND MERSEL v. R. E. TURNER, et al., No. E-41554; FRIEDLAND AND
FRIEDLAND v. TURNER BROADCASTING SYS., INC., et al., No. E-41562;
SCHWARZCHILD v. TURNER BROADCASTING SYS., INC., et al., No. E-41586; TURNER
AND HANSON v. TURNER BROADCASTING SYS., INC., et al., No. E-41637; H. MARK SOLOMON v. TURNER BROADCASTING SYS., INC., et al., No. E-41685; SHORES v. TURNER BROADCASTING SYS., INC., et al., No. E-41749; and KRIM AND DAVIDSON v. TURNER BROADCASTING SYS., INC., et al., No. E-41779). Two of the complaints filed in Georgia were filed after the TBS Transaction was approved by the Board of Directors of Time Warner and the Board of Directors of TBS (ALTMAN v. TURNER BROADCASTING SYS., INC., et al., No. E-43205; JOYCE v. TELE-COMMUNICATIONS, INC., et al., No. 43321). On September 27, 1995, an amended complaint was filed in SHINGALA. On October 24, 1995, an amended complaint was filed in LEWIS, which apparently would consolidate thirteen of the sixteen complaints filed in Georgia. On November 1, 1995, a second amended complaint was filed in LEWIS. The second amended LEWIS complaint is essentially the same as the first amended LEWIS complaint. The purported class action filed by a TBS shareholder in Delaware was filed on October 2, 1995 (JOYCE v. JOHN C. MALONE, et al., No. 14592). As noted above, an action on behalf of the same plaintiff was filed in Georgia on October 23, 1995. (JOYCE v. TELE-COMMUNICATIONS, INC., et al., No. 43321)

    The seventeen purported class action complaints filed by TBS shareholders allege, among other things, that the terms of the TBS Transaction are unfair to TBS shareholders and that some or all of the defendants have breached or aided and abetted the breach of fiduciary, common law and/or statutory duties owed to TBS shareholders. Among the breaches alleged in many of the complaints are (i) payment of unfair consideration for class members' shares,
(ii) conferral of benefits on controlling shareholders at the expense of other shareholders, (iii) corporate waste, (iv) failure to seek competitive bids and an independent appraisal of TBS and (v) entrenchment of TBS board members. Some of the complaints allege that some or all of the defendants have committed fraud and/or have used deceptive and coercive practices to accomplish the TBS Transaction. Among other relief demanded, all of these complaints seek damages, most seek an injunction against consummation of the TBS Transaction, and many seek an auction of TBS.

    By letter dated October 20, 1995, certain of the plaintiffs in the Georgia actions made a demand upon TBS to repudiate certain of the transactions relating to the Merger as corporate waste or, absent repudiation, seek indemnification from any officers or directors of TBS who authorized the challenged transactions. These plaintiffs indicated that a shareholders' derivative suit seeking injunctive relief would be filed in less than 90 days. These derivative claims have been asserted in the LEWIS amended complaint referred to above.

    The two purported class action complaints filed by Time Warner shareholders allege, among other things, that some or all of the defendants have violated fiduciary duties owed to Time Warner and its shareholders by, among other things, (i) seeking to entrench themselves in board and management positions and to eliminate the threat of a hostile takeover, (ii) securing economic benefits for themselves or conferring special benefits on Tele-Communications, Inc. and others at the expense of Time Warner's public shareholders, and (iii) structuring the TBS Transaction so as to place Time Warner's chief executive officer in a position which allegedly will involve a conflict between the interests of Tele-Communications, Inc. and Time Warner. Among other relief demanded, both complaints seek an injunction against consummation of the TBS Transaction and an order directing the individual defendants to account to Time Warner for their alleged profits and plaintiffs' alleged damages.

Item 6.  Exhibits and Reports on Form 8-K.

    (a)  Exhibits.

    The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as a part of this report and such Exhibit Index is incorporated herein by reference.

    (b)  Reports on Form 8-K.

           (i) Time Warner filed a Current Report on Form 8-K dated August 14, 1995, which sets forth in Item 5 certain pro forma financial statements of Time Warner and the Time Warner
Entertainment Group at June 30, 1995 that give effect to certain transactions entered into by Time Warner and TWE during 1995.

           (ii) Time Warner filed a Current Report on Form 8-K dated August 31, 1995, reporting in Items 2 and 5 that it had signed definitive agreements with each of ITOCHU Corporation ("ITOCHU") and Toshiba Corporation ("Toshiba"), pursuant to which each of ITOCHU and Toshiba agreed to exchange its pro rata priority capital and residual equity interests in TWE, its residual equity interests in certain sister partnerships of TWE, and its option to increase its interest in TWE under certain circumstances for preferred stock of Time Warner and cash.

           (iii) Time Warner filed a Current Report on Form 8-K dated September 22, 1995, reporting in Item 5 that it had agreed to acquire TBS (the "TBS Transaction") and, in connection with the TBS Transaction, had agreed to enter into certain agreements and related transactions with certain shareholders of TBS. The Merger Agreement and certain related agreements provide for the issuance of approximately 171.3 million shares of Common Stock in exchange for the outstanding shares of TBS capital stock and approximately 13 million stock options to replace all outstanding TBS options, and the assumption of TBS' indebtedness.

    The Merger is subject to customary closing conditions, including the approval of the shareholders of TBS and of Time Warner, all necessary approvals of the Federal Communications Commission and appropriate antitrust approvals. There can be no assurance that all these approvals can be obtained or, in the case of governmental approvals, if obtained, will not be conditioned upon changes to the terms of the Merger Agreement or the related agreements.

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

                                       Time Warner Inc.
                                         (Registrant)


                                    By:  /s/  Richard J. Bressler
                                    Name:   Richard J. Bressler
                                    Title:   Senior Vice President and
                                             Chief Financial Officer

Dated:    November 14, 1995

                                EXHIBIT INDEX


Exhibit No.                    Description of Exhibit

      2.1 Restructuring Agreement, dated as of August 31, 1995, among Time Warner Inc., ITOCHU Corporation and ITOCHU Entertainment Inc. (incorporated by reference to Exhibit 2(a) to Time Warner's Current Report on Form 8-K dated August 31, 1995 (the "August 31, 1995 Form 8-K")).

      2.2 Restructuring Agreement, dated as of August 31, 1995, between Time Warner Inc. and Toshiba Corporation (including Form of Registration Rights Agreement, between Time Warner Inc.
                         and Toshiba Corporation) (incorporated by reference to Exhibit 2(b) to the August 31, 1995 Form 8-K).

      2.3 Agreement and Plan of Merger dated as of September 22, 1995, among Time Warner Inc., Turner Broadcasting System, Inc. and Time Warner Acquisition Corp. (incorporated by reference to Exhibit 2(a) to Time Warner's Current Report on Form 8-K dated September 22, 1995 (the "September 1995 Form 8-K")).

      4.1 Form of Floating Rate Note Due August 15, 2000 of Time Warner Inc. (incorporated by reference to Exhibit 4.2 to Time Warner's Registration Statement on Form S-8 (File No. 33-61497) filed with the Securities and Exchange Commission on August 1, 1995 (the "August 1995 Form S-8")).

      4.2 Form of 7.975% Note Due August 15, 2004 of Time Warner Inc. (incorporated by reference to Exhibit 4.3 to the August 1995 Form S-8).

      4.3 Form of 8.11% Debenture Due August 15, 2006 of Time Warner Inc. (incorporated by reference to Exhibit 4.4 to the August 1995 Form S-8).

      4.4 Form of 8.18% Debenture Due August 15, 2007 of Time Warner Inc. (incorporated by reference to Exhibit 4.5 to the August 1995 Form S-8).

      4.5 Certificate of Designations for Series G Convertible Preferred Stock of Time Warner Inc. (incorporated by reference to Exhibit 4(a) to the August 31, 1995 Form 8-K).

      4.6 Certificate of Designations for Series H Convertible Preferred Stock of Time Warner Inc. (incorporated by reference to Exhibit 4(b) to the August 31, 1995 Form 8-K).

      10.1 Shareholders' Agreement dated as of September 22, 1995, among Time Warner Inc., R.E. Turner and certain associates and affiliates of R.E. Turner (incorporated by reference to Exhibit 10(a) to the September 1995 Form 8-K).

      10.2 LMC Agreement dated as of September 22, 1995, among Time Warner Inc., Liberty Media Corporation, TCI Turner Preferred, Inc., Communication Capital Corp. and United Turner Investment, Inc. (incorporated by reference to Exhibit 10(b) to the September 1995 Form 8-K).

      10.3 Registration Rights Agreement, dated as of September 5, 1995, among Time Warner Inc., ITOCHU Corporation and ITOCHU Entertainment Inc. (incorporated by reference to Exhibit 10(a) to the August 31, 1995 Form 8-K).

      12                 Computation of Ratio of Earnings to Fixed
                         Charges of Time Warner Inc.

      27                 Financial Data Schedule

      99.1 Notice of Redemption of Redeemable Reset Notes of Time Warner Inc. (incorporated by reference to Exhibit T3E-1 to Amendment No. 1 to Time Warner's Application for Qualification of Indenture on Form T-3 (File No. 22-22213) filed with the Securities and Exchange Commission on August 1, 1995).

      99.2 Complaint in U S WEST, Inc. et al. v. Time Warner Inc., et al. (Civil Action No. 14555) filed by U S WEST, Inc. in the Court of Chancery of the State of Delaware in and for New Castle County (incorporated by reference to Exhibit 99(c) to the September 1995 Form 8-K).