Form 10-K
period 1995-12-31
TIME WARNER INC
filed 1996-03-22
CIK 736157

________________________________________________________________________________
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K
             [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995.
                         COMMISSION FILE NUMBER 1-8637

                            ------------------------

                                TIME WARNER INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                            ------------------------

                        DELAWARE                                                  13-1388520
             (STATE OR OTHER JURISDICTION OF                                   (I.R.S. EMPLOYER
             INCORPORATION OR ORGANIZATION)                                   IDENTIFICATION NO.)
            75 ROCKEFELLER PLAZA, YORK, N.Y.                                         10019
        (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                                  (ZIP CODE)

                            ------------------------

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (212) 484-8000

                            ------------------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                                                      NAME OF EACH EXCHANGE
                             TITLE OF EACH CLASS                                       ON WHICH REGISTERED
------------------------------------------------------------------------------  ---------------------------------
Common Stock, $1.00 par value                                                   New York Stock Exchange
                                                                                Pacific Stock Exchange
Rights to Purchase Series A Participating Cumulative                            New York Stock Exchange
  Preferred Stock                                                               Pacific Stock Exchange
6.85% Debentures due 2026                                                       New York Stock Exchange
7.45% Notes due 1998                                                            New York Stock Exchange
7.48% Debentures due 2008                                                       New York Stock Exchange
7.75% Notes due 2005                                                            New York Stock Exchange
7.95% Notes due 2000                                                            New York Stock Exchange
7.975% Notes due 2004                                                           New York Stock Exchange
8.05% Debentures due 2016                                                       New York Stock Exchange
8.11% Debentures due 2006                                                       New York Stock Exchange
8.18% Debentures due 2007                                                       New York Stock Exchange
8.30% Discount Debentures due 2036                                              New York Stock Exchange
8 3/4% Debentures due 2017                                                      New York Stock Exchange
9 1/8% Debentures due 2013                                                      New York Stock Exchange
9.15% Debentures due 2023                                                       New York Stock Exchange
Liquid Yield Option'tm' Notes due 2012                                          American Stock Exchange
Liquid Yield Option'tm' Notes due 2013                                          New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 20, 1996, there were 392,488,134 shares of registrant's Common Stock outstanding and the aggregate market value of such shares held by non-affiliates of the registrant (based upon the closing price of such shares on the New York Stock Exchange Composite Tape on March 20, 1996) was approximately $16.3 billion.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                        DESCRIPTION OF DOCUMENT                                   PART OF THE FORM 10-K
------------------------------------------------------------------------   -----------------------------------
Portions of the Definitive Proxy Statement to be used in connection with    Part III (Item 10 through Item 13)
  the registrant's 1996 Annual Meeting of Stockholders.

________________________________________________________________________________

                                     PART I

ITEM 1. BUSINESS

     Time Warner Inc. (the 'Company') was incorporated in the State of Delaware in August 1983 and is the successor to a New York corporation originally organized in 1922. The Company changed its name from Time Incorporated following its acquisition of 59.3% of the common stock of Warner Communications Inc. ('WCI') in July 1989. WCI became a wholly owned subsidiary of the Company in January 1990 upon the completion of the merger of WCI and a subsidiary of the Company. As used in this report, the terms 'Registrant,' the 'Company' and 'Time Warner' refer to Time Warner Inc. and its subsidiaries and divisions, and includes Time Warner Entertainment Company, L.P. ('TWE'), unless the context otherwise requires. See below for a description of TWE and its relationship to the Company.

     The Company is the world's leading media company, and has interests in three fundamental areas of business: Entertainment, consisting principally of interests in recorded music and music publishing, filmed entertainment, broadcasting, theme parks and cable television programming; News and Information, consisting principally of interests in magazine publishing, book publishing and direct marketing; and Telecommunications, consisting principally of interests in cable television systems. Substantially all of the Company's interests in filmed entertainment, broadcasting, theme parks and cable television programming are held through TWE and most of its interests in cable television systems are held through TWE.

     In September 1995, the Company announced that it had agreed to merge with Turner Broadcasting System, Inc. ('TBS'), a diversified information and entertainment company, by acquiring the remaining approximately 80% interest in TBS that the Company does not already own. The Company has entered into an Amended and Restated Agreement and Plan of Merger dated as of September 22, 1995 (the 'Merger Agreement'), which provides for the merger of each of the Company and TBS with separate subsidiaries of a holding company ('New Time Warner' and collectively, the 'TBS Transaction'). In connection therewith, the issued and outstanding shares of each class of the capital stock of the Company will be converted into shares of a substantially identical class of capital stock of New Time Warner. In addition, the Company has agreed to enter into certain agreements and related transactions with certain shareholders of TBS, including R.E. Turner and Liberty Media Corporation ('LMC'), an affiliate of Tele-Communications, Inc. ('TCI'). The Merger Agreement and certain related agreements provide for the issuance by New Time Warner of approximately 172.8 million shares of common stock, par value $.01 per share including 50.6 million shares of a special class of non-redeemable common stock to be issued to LMC (the 'LMC Class Common Stock'), in exchange for the outstanding TBS capital stock, the issuance of approximately 13 million employee stock options to replace all outstanding TBS employee stock options and the assumption of TBS' indebtedness (which approximated $2.5 billion at December 31, 1995). As part of the TBS Transaction, LMC will receive an additional five million shares of LMC Class Common Stock pursuant to a separate option agreement which, together with the 50.6 million shares it will receive pursuant to the TBS Transaction, will be placed in a voting trust of which Gerald M. Levin, Chairman and Chief Executive Officer of the Company, will be the trustee (the 'Liberty Voting Trust'), or, in certain circumstances, exchanged for shares of another special class of non-voting, non-redeemable common stock of New Time Warner that will be held by LMC.

     The TBS Transaction is subject to customary closing conditions, including the approval of the shareholders of TBS and of the Company, all necessary approvals of the Federal Communications Commission ('FCC') and appropriate antitrust approvals. There can be no assurance that all these approvals can be obtained or, in the case of governmental approvals, if obtained, will not be conditioned upon changes to the terms of the Merger Agreement or the related agreements.

     In 1995 and early 1996, the Company completed its acquisition of three significant cable television companies: Summit Communications Group, Inc. ('Summit'), KBLCOM Incorporated ('KBLCOM') and Cablevision Industries
Corporation ('CVI') and related companies and, through TWE, formed a cable television joint venture (the 'TWE-A/N Partnership') with Advance/Newhouse Partnership ('Advance/Newhouse'), in which TWE owns a 66 2/3% interest (these transactions being collectively referred to hereinafter as the '1995

Cable Transactions'). (See below for a more detailed discussion of each 1995 Cable Transaction.) Currently, Summit, KBLCOM (which has been renamed TWI Cable Inc.) and CVI and related companies are wholly owned subsidiaries of the Company, and the Company's interest in the TWE-A/N Partnership is held by TWE. Time Warner Cable ('Time Warner Cable'), a division of TWE, operates and manages substantially all of the cable television systems acquired through the 1995 Cable Transactions, as well as those systems held by TWE prior to the 1995 Cable Transactions. Time Warner Cable does not manage those cable television systems of the Company which are located within the 14-state telephone service area of U S WEST, Inc., a Colorado corporation ('U S WEST'). See 'Entertainment -- Cable Division -- Television.'

     TWE was formed as a Delaware limited partnership in February 1992 pursuant to an Agreement of Limited Partnership, dated as of October 29, 1991, as amended (the 'TWE Partnership Agreement'), and has, since its capitalization on June 30, 1992 (the 'TWE Capitalization'), owned and operated substantially all of the Filmed Entertainment, Programming-HBO and Cable businesses previously owned by subsidiaries of the Company. Upon the TWE Capitalization, certain wholly owned subsidiaries of the Company (the 'Time Warner General Partners'), contributed such businesses, or assigned the net cash flow derived therefrom (or an amount equal to the net cash flow derived therefrom), to TWE and became general partners of TWE. Also upon the TWE Capitalization, wholly owned subsidiaries of ITOCHU Corporation (formerly C. Itoh & Co., Ltd.), a corporation organized under the laws of Japan ('ITOCHU'), and Toshiba Corporation, a corporation organized under the laws of Japan ('Toshiba'), collectively contributed $1 billion to TWE and became limited partners of TWE.

     On September 15, 1993, TWE consummated the transactions contemplated by the Admission Agreement, dated as of May 16, 1993, as amended (the 'Admission Agreement'), between TWE and U S WEST. Pursuant to the Admission Agreement, a wholly owned subsidiary of U S WEST made a capital contribution of $2.553 billion and became a limited partner of TWE (the 'U S WEST Transaction'). The Admission Agreement provides that TWE will use its best efforts to upgrade a substantial portion of its cable systems to 'Full Service Network'tm' capacity by the end of 1998. As systems are designated for such upgrade and after any required approvals are obtained, U S WEST and TWE will share joint control of those systems through a 50-50 management committee. The 'Full Service Network' business is expected to include substantially all of TWE's cable systems, subject to obtaining necessary regulatory consents and approvals. See 'Entertainment -- Description of Certain Provisions of the TWE Partnership Agreement.'

     Following the admission of U S WEST into TWE, each of ITOCHU and Toshiba owned a 5.61% pro rata priority capital and residual equity interest in TWE and a 6.25% residual equity interest in TW Service Holding I, L.P. and TW Service Holding II, L.P. (the 'Time Warner Service Partnerships'). The Time Warner Service Partnerships owned certain assets related to the TWE businesses. (See 'Entertainment -- Other Entertainment Group Assets -- Time Warner Service Partnerships'). On September 5, 1995, and October 2, 1995, ITOCHU and Toshiba, respectively, each exchanged its interest in TWE and the Time Warner Service Partnerships for, in the case of ITOCHU, a total of 8 million shares of two new series of convertible preferred stock ('Series G Preferred Stock' and 'Series H Preferred Stock') of the Company and, in the case of Toshiba, 7 million shares of a new series of convertible preferred stock of the Company ('Series I Preferred Stock') and $10 million in cash (the 'ITOCHU/Toshiba Transaction').

     As a result of the ITOCHU/Toshiba Transaction and the U S WEST Transaction, the Company and the Time Warner General Partners collectively own 74.49% of the pro rata priority capital and residual equity partnership interests in TWE, and certain priority capital interests senior and junior to the pro rata priority capital interests. The remaining 25.51% pro rata priority capital and residual equity limited partnership interests are held by a subsidiary of U S WEST.

     On April 1, 1995, TWE formed the TWE-A/N Partnership, a cable television joint venture with Advance/Newhouse to which Advance/Newhouse and TWE contributed cable television systems (or interests therein) serving approximately 4.5 million subscribers, as well as certain foreign cable investments and programming investments. TWE owns a two-thirds equity interest in the TWE-A/N Partnership and is the managing partner. In accordance with the partnership agreement, Advance/Newhouse can require TWE to purchase its equity interest for fair market value at specified intervals following the death of both of its principal shareholders. Beginning in the third year, either partner can initiate a dissolution in which TWE would receive two-thirds and Advance/Newhouse would receive one-third of the TWE-A/N Partnership's net assets.

     On May 2, 1995, the Company acquired Summit Communications Group, Inc. ('Summit'), which owned cable television systems serving approximately 162,000 subscribers in Winston-Salem, North Carolina and in certain suburbs of Atlanta, Georgia. To acquire Summit, the Company issued approximately 1.6 million shares of its common stock, par value $1.00 per share ('Common Stock'), and approximately 3.3 million shares of a new series of convertible preferred stock ('Series C Preferred Stock') and assumed $140 million of indebtedness.

     On July 6, 1995, the Company acquired KBLCOM Incorporated ('KBLCOM'), a subsidiary of Houston Industries Incorporated, which owned cable television systems serving approximately 700,000 subscribers and a 50% interest in Paragon Communications ('Paragon'), which owns cable television systems serving an additional 972,000 subscribers. The other 50% interest in Paragon was already owned by TWE. To acquire KBLCOM, the Company issued one million shares of Common Stock and 11 million shares of a new series of convertible preferred stock ('Series D Preferred Stock') and assumed or incurred approximately $1.2 billion of indebtedness. KBLCOM's systems serve subscribers located in San Antonio and Laredo, Texas, the Minneapolis metropolitan area, Portland, Oregon and Orange County, California. Paragon's systems serve subscribers in Tampa, Florida and northern Manhattan, as well as other locations.

     On January 4, 1996, the Company acquired Cablevision Industries Corporation ('CVI') and related companies that owned cable television systems serving approximately 1.3 million subscribers, in exchange for the issuance of approximately 2.9 million shares of Common Stock and approximately 6.5 million shares of a new series of convertible preferred stock ('Series E Preferred Stock' and 'Series F Preferred Stock') and the assumption or incurrence of approximately $2 billion of indebtedness. CVI's systems serve subscribers principally located in New York, North Carolina, Florida, California's San Fernando Valley and Columbia, South Carolina.

     Along with internal growth, the 1995 Cable Transactions increased the total number of subscribers under the management of Time Warner Cable to approximately
11.7 million, as compared to 7.5 million subscribers at the end of 1994.

     For additional information regarding the 1995 Cable Transactions, see Note 4 'Cable Transactions' and Note 9 'Capital Stock,' to the Company's consolidated financial statements at pages F-32 and F-40, respectively herein.

     On June 23, 1995, TWE sold 51% of its interest in Six Flags Entertainment Corporation ('SFEC') to an investment group led by Boston Ventures Management, Inc., a private investment management firm, for $204 million and received $640 million in additional proceeds from SFEC, representing payment of certain intercompany indebtedness and licensing fees. As a result of the transaction, SFEC has been deconsolidated and TWE's remaining 49% interest in SFEC is accounted for under the equity method of accounting.

     For financial information about the Company's industry segments and operations in different geographical areas with respect to each of the years in the three-year period ended December 31, 1995, see Note 13 'Segment Information,' to the Company's consolidated financial statements at pages F-46 through F-49 herein.

                              NEWS AND INFORMATION

     The Company's News and Information business currently is conducted by Time Inc., a wholly owned subsidiary of the Company. Time Inc. has one of the largest portfolios of brand name franchises in the world. Development and distribution of its brands are accomplished through the publishing, direct marketing and sales of magazines, books, music and videos. Time Inc. also develops products for the multimedia and television markets. It conducts these activities through wholly owned subsidiaries, joint ventures, equity investments and partnerships.

MAGAZINES

GENERAL

     Time Inc. publishes TIME, PEOPLE, SPORTS ILLUSTRATED, FORTUNE, MONEY, LIFE, SPORTS ILLUSTRATED FOR KIDS, ENTERTAINMENT WEEKLY and IN STYLE. In January 1995, Time Inc. launched RETIRE WITH MONEY, a consumer newsletter from the editors of MONEY magazine that provides guidance to individuals on their retirement investments. In September 1995, Time Inc. launched TIME For Kids, a weekly news magazine aimed at elementary school students in grades four through six.

     Time Inc., either directly or through subsidiaries, has equity interests in ASIAWEEK and American Family Publishers. In 1995, Time Inc. acquired an equity interest in Emphasis, a provider of in-flight media and entertainment; purchased Targeted Media, an organization dedicated to the creation and execution of alternative media concepts and programs; and launched Independent Media Distribution in Australia, a distributor of magazines published by Time Inc. and certain other publishers.

     Time Inc. Ventures ('TIV'), and its subsidiary Time Publishing Ventures, Inc. ('TPV'), are responsible for regional and special interest publishing and development activities, including Southern Progress Corporation ('Southern Progress'), Sunset Publishing Corporation ('Sunset Publishing'), PARENTING, BABY TALK, HEALTH, HIPPOCRATES, MARTHA STEWART LIVING, WHO WEEKLY, PRESIDENT and DANCYU magazines, and various joint ventures. In 1995, TPV purchased HIN Inc., a publisher of health information/patient education booklets and tested THIS OLD HOUSE magazine, based on the popular home renovation television series. In 1996, THIS OLD HOUSE magazine was launched under a licensing arrangement with public television station WGBH.

     Southern Progress publishes SOUTHERN LIVING, PROGRESSIVE FARMER, SOUTHERN ACCENTS and COOKING LIGHT magazines as well as occasional special interest publications. Sunset Publishing publishes SUNSET magazine.

     Time Inc., through its TIV subsidiary, has management responsibility for most of the American Express Publishing Corporation's operations, including TRAVEL & LEISURE and FOOD & WINE magazines. TIV also operates an in-store advertising and demonstration business, Time Inc. In-Store Marketing.

     Each magazine published by the Company has an editorial staff under the general supervision of a managing editor and a business staff under the management of a president or publisher. Magazine manufacturing and distribution activities are generally managed by centralized staffs at Time Inc. Fulfillment activities for Time Inc.'s magazines are generally administered from a centralized facility in Tampa, Florida. PARENTING, SUNSET, BABY TALK, HEALTH, HIPPOCRATES, MARTHA STEWART LIVING, THIS OLD HOUSE, VIBE, and Time Inc.'s overseas operations generally employ independent fulfillment services and undertake their own manufacturing and distribution.

     Magazine publishing follows a seasonal pattern with revenues being generally higher in the second and fourth quarters and lower in the first and third quarters. Advertising rate base is the guaranteed minimum paid circulation level on which advertising rates are based.

     The individual magazines of the Company are summarized below:

     TIME, a weekly magazine, summarizes the news and brings original interpretation and insight to the week's events. In 1995, TIME launched Time Digital, a wide-ranging, user-friendly, quarterly 'magazine within a magazine' about the digital age. The domestic advertising rate base of TIME as of January 1996 was 4,000,000, which is unchanged from January 1995.

     TIME For Kids, is a weekly news magazine aimed at elementary school students from fourth through sixth grades. The advertising rate base as of January 1996 was 720,000.

     TIME Asia, TIME Atlantic, TIME Canada, TIME Latin America and TIME South Pacific are weekly English-language editions of TIME which circulate outside the United States. These editions had an aggregate worldwide advertising rate base of 1,490,000 as of January 1996, compared to 1,460,000 in January 1995.

     SPORTS ILLUSTRATED is a weekly magazine which covers the activities of, and is designed to appeal to, spectators and participants in virtually all forms of recreational and competitive sports. The advertising rate base as of January 1996 was 3,150,000, the same as in January 1995.

     SPORTS ILLUSTRATED FOR KIDS is a monthly sports-oriented magazine geared to children ages eight through fourteen. Its advertising rate base as of January 1996 was 950,000, the same as in January 1995, including 225,000 copies distributed free to over 1,700 schools.

     PEOPLE is a weekly magazine which reports on celebrities and other notable personalities. The advertising rate base as of January 1996 was 3,150,000, the same as in January 1995.

     ENTERTAINMENT WEEKLY is a weekly magazine which includes reviews and reports on television, movies, video, music and books. The advertising rate base as of January 1996 was 1,225,000, compared to 1,125,000 in January 1995.

     FORTUNE is a biweekly magazine which reports on worldwide economic and business developments. The worldwide advertising rate base as of January 1996, was 860,000, the same as in January 1995.

     MONEY is a monthly magazine which reports on personal finance. The advertising rate base as of January 1996 was 1,900,000, the same as in January 1995.

     LIFE is a monthly magazine which features photographic essays. The advertising rate base as of January 1996 was 1,500,000, the same as in January 1995.

     IN STYLE is a monthly magazine which focuses on celebrities' lives and lifestyles. The advertising rate base as of January 1996 was 650,000, compared to 550,000 in January 1995.

     SOUTHERN LIVING is a monthly regional home, garden, food and travel magazine focused on the South with an advertising rate base of 2,300,000 as of January 1996, the same as in January 1995.

     PROGRESSIVE   FARMER  is  a  monthly  regional  farming  magazine  with  an advertising rate base of 630,000 as of January 1996, compared to 640,000 in January 1995.

     SOUTHERN ACCENTS is published six times a year, and features architecture, fine homes and gardens, arts and travel and is targeted to affluent Southerners. Its advertising rate base as of January 1996 was 285,000, compared to 275,000 in January 1995.

     COOKING LIGHT is published nine times a year and promotes health and fitness through active lifestyles and good nutrition. The advertising rate base as of January 1996 was 1,300,000, compared to 1,200,000 in January 1995.

     PARENTING is published ten times a year and is aimed at parents of children under the age of ten. The advertising rate base as of January 1996 was 1,100,000, compared to 1,000,000 in January 1995.

     SUNSET, The Magazine of Western Living, is a monthly regional magazine focused on lifestyles in the West. The advertising rate base was 1,425,000 in January 1996, the same as in January 1995.

     HEALTH is a consumer health magazine published seven times a year, and HIPPOCRATES is published ten times a year. Although similar in editorial content, HEALTH is targeted at the consumer market, while HIPPOCRATES is a trade magazine targeted at physicians and carries primarily trade advertising. HEALTH had an advertising rate base of 900,000 in January 1996, the same as in January 1995. HIPPOCRATES had a controlled circulation of 125,000 primary care physicians in January 1996, the same as in January 1995.

     MARTHA STEWART LIVING is published ten times a year and presents Martha Stewart's personal perspective on entertaining, cooking, decorating and gardening. Its advertising rate base as of January 1996 was 1,200,000, compared to 800,000 in January 1995. Effective with the February 1996 issue, the rate base will increase to 1,425,000.

     BABY TALK is published ten times a year and is targeted at expectant and new mothers. In January 1996 its advertising rate base was 1,100,000, compared to 1,000,000 in January 1995. BABY TALK's ancillary publication BABY ON THE WAY is published semi-annually.

     VIBE is published ten times a year by a joint venture between a subsidiary of TPV and affiliates of Quincy Jones Entertainment Company. It covers rap, rhythm and blues, reggae and dance music, as well as politics and fashion. The advertising rate base as of January 1996 was 400,000, compared to 250,000 in January 1995.

     THIS OLD HOUSE is published six times a year, pursuant to a licensing arrangement with public television station WGBH, and is based on the popular home renovation television series. The advertising rate base as of January 1996 was 300,000.

     ASIAWEEK is a weekly English-language magazine which summarizes the news events in the Asian region. In January 1996 its advertising rate base was 110,000, compared to 100,000 in January 1995.

     WHO WEEKLY is an Australian version of PEOPLE which focuses on celebrities and other notable personalities. The advertising rate base as of January 1996 was 227,000, compared to 220,000 in January 1995.

     PRESIDENT is a monthly Japanese-language business/management magazine. The advertising rate base as of January 1996 was 258,000, the same as in January 1995.

     DANCYU is a monthly Japanese cooking magazine. The advertising rate base as of January 1996 was 105,000, the same as in January 1995.

ANCILLARY BUSINESSES

     Time Inc. has continued to expand on its core businesses through numerous product extensions. Most notably: the publishing of newsstand specials including LIFE's single-subject issues on Elvis Presley and the Beatles, MARTHA STEWART LIVING WEDDINGS, PEOPLE's tribute issues to Selena, and Jerry Garcia, ENTERTAINMENT WEEKLY's Academy Awards special, SPORTS ILLUSTRATED PRESENTS publications which in 1995 included seven commemorative issues and four sport preview issues, as well as, special interest publications including, Southern Progress' HOME FOR THE HOLIDAYS, GARDEN GUIDE and SUMMER TIME. Other activities include TIME's special issues on the Cyber Revolution and V-E Day, and MONEY's newsletter for retirees and 401(k) plan participants, RETIRE WITH MONEY; conferences and seminars sponsored by FORTUNE, PEOPLE and VIBE, and expanded merchandising activities via the SPORTS ILLUSTRATED Insider Authentics catalog, and the 1995 launch of ENTERTAINMENT WEEKLY's Studio Store and MARTHA STEWART's Martha by Mail catalog.

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

PAPER AND PRINTING

     Lightweight coated paper constitutes a significant component of physical costs in the production of magazines. Time Inc. has contractual commitments to ensure an adequate supply of paper, but periodic shortages may occur in the event of strikes or other unexpected disruptions in the paper industry. During 1995,

Time Inc. purchased paper principally from six independent manufacturers, in each case under contracts that, for the most part, are either fixed-term or open-ended at prices determined on a market price or formula price basis. Paper costs were significantly higher in 1995 as a result of several consecutive quarterly price increases from October 1994 through October 1995. These significant price increases resulted in part from an increased demand for paper relative to production capacity. Based upon the current marketplace, the Company expects that paper prices will stabilize in 1996.

     Printing and binding for the Company's magazines are accomplished primarily by major domestic and international independent printing concerns in 20 locations. Magazine printing contracts are either fixed-term or open-ended at fixed prices with, in some cases, adjustments based on certain criteria.

BOOKS

GENERAL

     The Company's direct marketing and book operations include Time Life Inc., Book-of-the-Month Club, Inc., Warner Books, Inc. and Little, Brown and Company, each of which is a wholly owned subsidiary of Time Inc., and the Oxmoor House and Sunset Books divisions of Southern Progress and Sunset Publishing, respectively. In 1995, the book operations distributed an aggregate of approximately 163 million gross units.

TIME LIFE

     Time Life is composed of several divisions including: Books, Music, Video, Television, Education, Custom Publishing and International. Time Life is one of the nation's largest direct marketers of books, music and videos. The products are sold by direct response, including mail order, television and telephone, through retail, institutional and licensing channels, and by door-to-door independent distributors in some foreign markets. Time Life products are currently sold in over 25 languages worldwide and approximately 40% of Time Life's revenues are generated outside the United States. In January 1995, Time Life licensed the name Time Life Medical to Patient Education Media Inc. to be used in connection with the creation of patient education videos. Time Life also holds a minority equity interest in Patient Education Media Inc.

     Editorial material is created by in-house staffs as well as through outside book packagers. A significant product in 1995 was Time Life Music's series 'Dick Clark's Rock 'n' Roll Era.' Time Life's 1995 best sellers included 'Great Taste-Low Fat' and 'Home Repair and Improvement' from Time Life Books, 'Century of Warfare' and 'Zoo Life' from Time Life Video. In 1995, Time Life also aired the television productions 'Lost Civilizations,' a ten-hour television documentary series and 'The History of Rock 'n' Roll,' co-produced with TWE's Telepictures Productions.

     Time Life Books products are manufactured by several independent companies. Manufacturing contracts are entered into on a series rather than a single title basis and are fixed-price with provisions for cost of labor, material and specification adjustments. These contracts, subject to certain limitations, may be terminated by Time Life or the manufacturer. Time Life's fulfillment activities, excluding international operations, are conducted from a centralized facility in Richmond, Virginia.

BOOK-OF-THE-MONTH CLUB

     Book-of-the-Month Club currently operates eight book clubs and two continuity businesses with a combined membership of more than 3.5 million members. Two of the clubs, Book-of-the-Month Club and Quality Paperback Book Club, are general interest clubs, and the remaining clubs specialize in history, cooking and crafts, business, children's books and the books of a particular author. In addition, multimedia, audio and video products are offered through the clubs. Book-of-the-Month Club's international businesses operate in over 50 countries worldwide. In December 1995, Book-of-the-Month Club acquired Meredith Book Clubs, adding approximately 500,000 members to its book clubs. This acquisition will significantly expand its presence in the women's lifestyle franchise. In June 1995, the ONE SPIRIT book club was launched, targeting the growing consumer interest in spiritual, self-help and health topics.

     Book-of-the-Month Club acquires the rights from publishers to manufacture and distribute books and then has them printed by independent printing concerns. Book-of-the-Month Club runs its own fulfillment and warehousing operations in Mechanicsburg, Pennsylvania.

WARNER BOOKS

     Warner Books primarily publishes hardcover, mass market and trade paperback books. Among its best selling hardcover books in 1995 were Robert James Waller's 'The Bridges of Madison County,' which benefited from the success of the Warner Bros. movie, and James Redfield's 'The Celestine Prophecy.' Best selling mass market paperbacks in 1995 included 'Charade' by Sandra Brown, 'The Day After Tomorrow' by Allan Folsom, 'Kiss the Girls' by James Patterson, 'Nothing Lasts Forever' by Sidney Sheldon and 'Spencerville' by Nelson DeMille. Trade paperback bestsellers included James Redfield's 'The Celestine Prophecy: An Experiential Guide.'

     Time Warner AudioBooks develops and markets audio versions of books and other materials published by both Warner Books and Little, Brown. In addition, through a joint venture with Little, Brown, Warner Books operates Time Warner Electronic Publishing, which is engaged in on-line and multimedia publishing.

LITTLE, BROWN

     Little, Brown publishes general and children's trade books, legal and medical reference books and textbooks and journals. Through its subsidiary, Little, Brown and Company (U.K.) Ltd., it also publishes general hardcover and mass market paperback books in the United Kingdom. Among the trade hardcover books published by Little, Brown in 1995 were: 'I Want to Tell You' by O.J. Simpson, 'A Good Walk Spoiled' by John Feinstein, 'Garcia' by Rolling Stone Magazine and 'Hide and Seek' by James Patterson.

     Little, Brown handles book distribution for itself, Warner Books and Sunset Books, as well as other publishers. The marketing of trade books is primarily to retail stores and wholesalers throughout the United States, Canada and the United Kingdom. Law and medical textbooks are sold primarily to university retail stores. Professional reference books are sold to practitioners primarily through direct marketing efforts. Through their combined United States and United Kingdom operations, Little, Brown and Warner Books have the ability to acquire English-language publishing rights for the distribution of hard and softcover books throughout the world.

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

SUNSET BOOKS

     Sunset Books, the book publishing division of Sunset Publishing, markets books on topics such as building and decorating, cooking, gardening and landscaping, and travel. Sunset Books' unique marketing formula includes an extensive distribution network of home repair and garden centers.

OTHER PUBLISHING OPERATIONS

MULTIMEDIA AND TELEVISION

     Time Inc. continues to develop products for emerging technologies such as on-line computer networks, the Full Service Network'tm', and the CD-ROM market. In 1995, Time Inc. New Media, a company dedicated to the development and enhancement of on-line services, launched two new startup products in addition to its successful launch of Pathfinder in 1994. These launches were LineRunner, a partnership with Time Warner

Cable, to distribute internet content, local content and Pathfinder via high speed cable modems, and TNX, the world's first and only switched broadband interactive TV news service, which is distributed on Time Warner Cable's Full Service Network. Time Inc. has also licensed its editorial content to various other commercial on-line information services, and has produced CD-ROM products internally, as well as through licensing arrangements with third party CD-ROM developers.

     Time Inc. has undertaken development efforts in various television ventures, both in combination with other Company divisions and independently. Sports Illustrated Productions Inc. completed its second year of television production in 1995, producing two prime-time specials, weekly segments on Wide World of Sports and two home video titles. The 'Martha Stewart Living' television program, based on the popular magazine, entered its third season in September and aired a one hour special 'Martha Stewart's Home For The Holidays' in December 1995. PEOPLE magazine took a retrospective look at the people and events of 1995 in a prime time broadcast aired in December 1995, and HEALTH magazine presented 'Your Mind and Body,' a weekly television show focusing on health, fitness and beauty which began airing in September 1995. TPV has arrangements to syndicate episodes of the 'This Old House' television program after such programs have run on public television and produce books based on this popular series.

TIME INC. IN-STORE MARKETING

     Time   Inc.  In-Store  Marketing,  an  umbrella  organization  which  is  a subsidiary of TIV, operates all of Time Inc.'s in-store advertising and demonstration businesses, including Media Holdings, Inc. ('Media One') and SmartDemo Inc. ('SmartDemo'). Media One's primary product is a two-sided backlit advertising display unit that is installed in supermarket checkout lanes. SmartDemo is an in-store demonstration, couponing, sampling and merchandising business.

AMERICAN EXPRESS PUBLISHING

     Time Inc., through its TIV subsidiary, has management responsibility for most of American Express Publishing Corporation's operations, including its core lifestyle magazines, TRAVEL & LEISURE and FOOD & WINE. TIV receives a fee for managing these properties, as well as incentives for improving profitability.

AMERICAN FAMILY PUBLISHERS

     Time Inc. is a 50% partner in American Family Publishers ('AFP'), a direct mail magazine subscription sales agency. AFP sells magazine subscriptions for approximately 200 major magazines in the United States, including many of the Company's publications. AFP sells primarily through two heavily-promoted nationwide sweepstakes mailings conducted each year.

TIME DISTRIBUTION SERVICES

     Time Distribution Services ('TDS') is a national distribution company responsible for the retail sales, distribution, marketing and merchandising of single copies of periodicals for Time Inc. and other publishers. TDS distributes periodicals through a magazine wholesaler network which services retail outlets such as newsstands, supermarkets, convenience and drug stores.

WARNER PUBLISHER SERVICES

     Warner Publisher Services ('WPS') is a major distributor of magazines and paperback books sold through wholesalers in the United States and Canada, and internationally. WPS is the sole national distributor for MAD magazine, the publications of DC Comics and certain publications owned by other publishers, including TEEN, VOGUE, WOMAN'S DAY, and the Dell Puzzle Books. WPS also distributes the paperback books published by Warner Books as well as the paperback lines of other publishers.

POSTAL RATES

     Postal costs represent a significant operating expense for the Company's publishing activities. An increase of approximately 10% for first class and 14% for second, third and fourth classes was implemented in January 1995, which significantly increased Time Inc.'s postal costs. However, a recently issued decision by The Postal Rate Commission has been accepted by the Postal Service and will result in a reduction of Time Inc.'s current postage rates in July 1996. The new rates reflect an increased incentive for mailer worksharing efforts that reduce costs to the Postal Service.

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

                                 ENTERTAINMENT

     The Company's Entertainment business is conducted through wholly or partially owned subsidiaries and through TWE. The Company's wholly owned worldwide recorded music and music publishing businesses are conducted under the umbrella name Warner Music Group ('WMG'). Substantially all of the Company's interests in filmed entertainment, broadcasting, theme parks, cable television programming and most of its cable television systems are held through TWE.

MUSIC

GENERAL

     The Company's domestic recorded music business is conducted principally through WMG and its constituent companies, Warner Bros. Records, Inc. ('WBR'), Atlantic Recording Corporation ('Atlantic'), Elektra Entertainment Group ('Elektra') and their affiliated labels, and through WEA Inc. ('WEA Inc.') and its constituent companies, Warner-Elektra-Atlantic Corporation ('WEA'), WEA Manufacturing Inc. ('WEA Mfg.') and Ivy Hill Corporation ('Ivy Hill'). Outside of the United States, the Company's recorded music business is conducted in more than 70 countries through WEA International Inc. and a division of WCI, Warner Music International, and their subsidiaries and affiliates (collectively, 'WMI'), as well as through non-affiliated licensees.

     The Company's music publishing business is conducted principally through wholly owned subsidiaries of WCI (collectively, 'Warner/Chappell').

     In 1995, more than 57% of WMG's recorded music revenues were derived from sources outside of the United States.

     In 1995, WMG closed Warner Music Enterprises Inc., one of the Company's direct marketing businesses, and completed the transaction pursuant to which it sold its 50% interest in the Interscope Records partnership.

RECORDED MUSIC AND RELATED ACTIVITIES

     WBR, Atlantic, Elektra and WMI produce, sell and license compact discs, cassette tapes and music videos of the performances of recording artists under contract to them or for whose recordings they have acquired rights. WMG's recorded music and video product is marketed under various labels, including the proprietary labels 'Warner Bros.,' 'Reprise,' 'Tommy Boy,' 'Warner Nashville,' 'Elektra,' 'Sire,' 'Asylum,' 'Atlantic,' 'EastWest America,' 'Big Beat,' 'Atlantic Nashville,' 'WEA,' 'Nonesuch,' 'EastWest,' 'Teldec,' 'CGD,' 'Carrere,' 'Erato,' 'MMG,' 'DRO,' 'Telegram,' 'D-Day,' 'Muser' and 'Fazer.'

     In addition, WMG has entered into joint venture agreements pursuant to which WMG companies manufacture, distribute and market (both domestically and, in most cases, internationally) recordings owned by such joint ventures. The terms of such agreements vary widely, but each agreement typically provides the WMG record company with an equity interest and a profit participation in the venture, with financing furnished either solely by WMG or by both parties. Included among these arrangements are the labels 'American Recordings,' 'Giant,' 'Mammoth,' 'Maverick,' 'Qwest' and 'Rhino.'

     WMG's record companies also acquire rights pursuant to agreements to manufacture and distribute certain recordings that are marketed under the owner's proprietary label. Included among the labels distributed by WMG under such arrangements are 'Curb' and 'Scotti Brothers.'

     Recording artists are engaged under arrangements that generally provide that the artist is to receive a percentage of the suggested retail selling price of compact discs, cassette tapes and music videos sold. Most artists receive non-returnable advance payments against future royalties.

     Among the artists whose albums resulted in significant sales for WMG's record companies during 1995 were: AC/DC, Bush, Enya, Jeff Foxworthy, Green Day, Hootie & The Blowfish, Madonna, Alanis Morissette, John Michael Montgomery, Natalie Merchant, Red Hot Chili Peppers, Simply Red, Van Halen and Tatsuro Yamashita. In 1996, WMG's record companies have released or expect to release albums by the following artists: Tori Amos, Brandy, Jackson Browne, Tevin Campbell, Jose Carreras, Collective Soul, Phil Collins, The Cure, Hootie & The Blowfish, Aaron Kwok, Madonna, Noriyuri Makihara, Metallica, Luis Miguel, Pantera, Laura Pausini, R.E.M., Linda Ronstadt, Rush, Keith Sweat, Seal, Stone Temple Pilots, Travis Tritt, Van Halen and Westernhagen.

     WMG's domestic manufacturing, packaging and distribution operations are conducted through WEA Inc. and its constituent companies.

     WEA Mfg. is engaged in the domestic manufacturing of audio and CD-ROM compact discs, cassette tapes and videocassettes. WEA Mfg. conducts its operations from facilities situated in Olyphant, Pennsylvania and in the greater Los Angeles area. WEA Mfg. participated in the development of 'DVD,' the new digital configuration developed by the Company and Toshiba, and expects to be manufacturing DVDs in 1996. For additional information regarding DVDs, see 'Filmed Entertainment Division -- Home Video.'

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

     Warner   Special  Products  Inc.  produces,  primarily  for  telemarketers, compilations of music for which it has obtained rights from WMG's recorded music companies, as well as from third parties.

     In foreign markets, WMI produces, distributes, promotes and sells recordings of local artists and, in most cases, distributes the recordings of those artists for whom WMG's domestic recording companies have international rights. In certain countries, WMI licenses to non-affiliated parties rights to distribute recordings of WMG's labels. WMI strengthened its operations during 1995, establishing new affiliates in the Czech Republic and in Poland and forming a new WEA division in Brazil. WMI also operates two plants in Germany that manufacture compact discs, cassette tapes and vinyl records for WMI's European affiliates and licensees and for WMI companies outside Europe, as well as for unrelated parties.

     Through joint ventures, WMG and Sony Music Entertainment Inc. ('Sony Music') operate The Columbia House Company, the leading direct marketer of compact discs, cassette tapes and videocassettes in the United States and Canada.

     In March 1995, WMG entered into a joint venture with PolyGram International Ltd. ('PolyGram') and Sony Music to market recorded music and videocassettes in Europe through music clubs and video clubs.

     WMG, with other partners, including another subsidiary of the Company, has an equity interest in Music Choice, an audio programming service that delivers multiple channels of CD-quality stereo music via cable television. In Europe, where the service is known as Music Choice Europe, it is delivered via cable television and direct-to-home satellite.

     WMG, with other partners, has an equity interest in VIVA, a 24-hour German language music video channel carried on cable television in Germany. WMG, pursuant to separate joint ventures, has equity interests in two other music video channels: Channel [V] in Asia and YA TV in Latin America.

     WMG's   computer-entertainment  and  video-game   businesses  --  including
investments in Inscape and Accolade in the United States and wholly owned operations in Europe -- are operating in 1996 as part of a new company, Warner Interactive.

MUSIC PUBLISHING

     Time Warner's music publishing companies own or control the rights to over one million standard and contemporary compositions, including numerous popular hits, folk songs and music from the stage and motion pictures. Certain works of the following artists, authors and composers are included in Warner/Chappell's catalogues: John Bettis, Michael Bolton, The Black Crowes, Phil Collins, Comden & Green, Dubin & Warren, Genesis, George and Ira Gershwin, Gin Blossoms, Victor Herbert, Michael Jackson, Elton John, Leiber & Stoller, Lerner & Lowe, Madonna, Henry Mancini, Johnny Mercer, George Michael, Midnight Oil, Cole Porter, the artist formerly known as Prince, R.E.M., Rodgers & Hart, Soul Asylum, Jule Styne, Bernie Taupin, Van Halen, John Williams and the foreign administration of the works of Irving Berlin.

     Warner/Chappell also administers the film music of several television and motion picture companies, including Lucasfilm, Ltd., Samuel Goldwyn Productions, Aaron Spelling Productions and New World.

     Warner/Chappell's printed music division markets publications throughout the world containing the works of Alabama, Phil Collins, The Eagles, The Grateful Dead, Michael Jackson, Led Zeppelin, Madonna, the artist formerly known as Prince, Rush, Bob Seger and many others. Warner/Chappell also owns CPP/Belwin, Inc., one of the world's largest publishers of printed music.

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

LEGISLATION

     With the enactment of P.L. 104-39 in late 1995, sound recording copyright owners and performers are now, for the first time in the United States, able to license and receive royalties for the public performance of digitized sound recordings distributed through subscription music and interactive services. This law was enacted in response to the advent of digital technology in broadcast, cable and other means of distribution. Digitization creates the potential for virtually flawless reception and copying, and the consequent displacement of the sale of pre-recorded music product. Passage of this legislation favorably impacts WMG's interests.

     In addition, bills introduced in Congress last year to extend the term of ownership of copyrights for an additional 20 years (H.R. 989, S. 483) are still pending. Passage of these bills would benefit all of the Company's copyright businesses, including the businesses of WMG, but no assurance can be given that they will become law.

COMPETITION

     The recorded music business is highly competitive. The revenues and income of a company in the recording industry depend upon the public acceptance of the company's recording artists and the recordings released in a particular year. Although WMG is one of the largest recorded music companies in the world, its competitive position is dependent upon its continuing ability to attract and develop talent that can achieve a high degree of public acceptance. Overexpansion of retail outlets for music over the past several years led to the closing of many such stores during 1995, which is expected to further increase competition among recorded music companies for sales of music related product. Competition also intensified during 1995 as a result of the start-up of a number of new labels. The recorded music business continues to be adversely affected by counterfeiting, piracy, parallel imports and, in particular, the home taping of recorded music. In addition, the recorded music business also meets with competition from other forms of entertainment, such as television, pre-recorded videocassettes and video games. Competition in the music publishing business is intense. Although WMG's music publishing business is the largest on a worldwide basis, it competes with every other music publishing company in acquiring musical compositions and in having them recorded and performed.

FILMED ENTERTAINMENT

GENERAL

     The Company's principal interest in the filmed entertainment business is conducted by Warner Bros. ('WB'), a division of TWE. The filmed entertainment business includes the production, financing and distribution of feature motion pictures, television series, made-for-television movies, mini-series for television, first-run syndication programming and animated programming for theatrical and television exhibition; the ownership and operation of a national broadcast network, The WB; and the distribution of pre-recorded videocassettes and videodiscs. WB also is engaged in product licensing and the ownership and operation of retail stores, movie theaters, theme parks (including the management of TWE's interest in Six Flags theme parks), a new international cable channel and a new on-line service.

     Feature motion pictures and television programs are produced at various locations throughout the world, including The Warner Bros. Studio in Burbank, California and The Warner Hollywood Studio in West Hollywood, California. For additional information, see Item 2 'Properties.'

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

     WB operates a worldwide theatrical distribution organization through which it distributes its own films, as well as films produced by others. During 1995, 50% of film rentals from WB theatrical distribution were generated in the United States and Canada and 50% in international territories.

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

     WB has entered into distribution servicing agreements with Morgan Creek Productions Inc. and its affiliates ('Morgan Creek'), pursuant to which, among other things, WB provides domestic distribution services for all Morgan Creek pictures through June 1998, and certain foreign distribution services for selected pictures. In 1995, WB released 'Ace Ventura II: When Nature Calls,' starring Jim Carrey, under this arrangement. Among the releases anticipated for 1996 is 'Diabolique,' starring Sharon Stone.

     An affiliate of WB is a party to long-term distribution agreements with Monarchy Enterprises C.V. and its affiliate, Regency Entertainment U.S.A. (collectively 'Monarchy/Regency'), as well as with Le Studio Canal Plus and Alcor Film for the distribution of major motion pictures involving an expected total production outlay in excess of $200 million. Arnon Milchan produces the pictures for Monarchy/Regency with funding provided primarily by Monarchy/Regency. The WB affiliate makes a distribution advance (which it has the right to recoup, together with its distribution fee) equal to a portion of the production budget of each film, and it also advances all necessary marketing and distribution costs for the films. WB has acquired all distribution rights in the United States and Canada, and substantially all international theatrical and home video rights to these motion pictures. In 1995, WB released 'Copycat,' starring Sigourney Weaver and Holly Hunter, under this arrangement. Among the releases anticipated for 1996 is 'Bogus,' starring Whoopi Goldberg and directed by Norman Jewison. It is anticipated that four or five pictures per year will be produced during the approximately five-year production term of the agreements.

     During 1995, David Geffen and TWE agreed to wind-up the operations of Geffen Pictures, a joint venture of TWE and The David Geffen Company. The final two pictures produced by Geffen Pictures, 'Michael Collins,' starring Liam Neeson and Julia Roberts, and 'Joe's Apartment,' will be released by WB in 1996. WB has selected certain of Geffen Pictures' projects for continued development by WB with David Geffen as producer.

     During 1995, WB released 26 motion pictures for theatrical exhibition, of which 12 were produced by others. Among these 26 motion pictures, the following have produced substantial gross receipts: 'Batman Forever,' 'Outbreak,' 'The Bridges of Madison County,' 'Ace Ventura II: When Nature Calls' and 'Under Seige
II: Dark Territory.' Significant revenues were also generated in 1995 by pictures originally released in 1994, including 'Disclosure' and 'Interview with the Vampire.'

     During 1996, WB currently expects to release domestically 24 motion pictures, of which nine will be produced by others. In addition to those previously mentioned, such motion pictures include: 'Eraser,' starring Arnold Schwarzenegger, 'Mars Attacks,' directed by Tim Burton, 'Space Jam,' starring Michael Jordan, 'A Time to Kill,' starring Sandra Bullock and Samuel L. Jackson, 'Tin Cup,' starring Kevin Costner, 'The Glimmer Man,' starring Steven Seagal and Keenan Ivory Wayans, 'Sleepers,' directed by Barry Levinson and starring Brad Pitt, Robert DeNiro and Dustin Hoffman, 'Rosewood,' directed by John Singleton, 'My Fellow Americans,' starring Jack Lemmon and James Garner and 'Twister,' a co-production with MCA.

     Warner Bros. Feature Animation operates two animation studios, one in Glendale, California, and the other in London, England, and plans to produce its first fully animated feature film for release in November 1997. Additionally, the division is providing animation services on 'Space Jam,' a combination live action/animated film scheduled for release in November 1996. The division has numerous projects in development for production and release in subsequent years.

     Warner Digital Studios is a recently formed division that oversees the creation and control of Warner Bros.' digital visual effects, which effects are an integral part of the production of feature films.

TELEVISION

     WB, through  its  television  production  and  distribution  divisions  and various contractual arrangements, is the leading supplier of television programming in the world. These WB divisions and suppliers produce and distribute filmed entertainment for television (including comedy and drama series, animation shows, made-for-television movies, mini-series and first-run syndication programming) for initial exhibition on networks, local stations or cable systems. They include the wholly owned Warner Bros. Television Productions ('Warner Bros. Television'), Telepictures Productions ('Telepictures'), Warner Bros. Television Animation, Warner Bros. Domestic Television Distribution ('WBDTD'), Telepictures Distribution, Warner Bros. International Television Distribution ('WBITD') and Warner Bros. International Channels divisions, the joint ventures Time Telepictures Television and Quincy Jones/David Salzman Entertainment Company, and contractual arrangements with the Prime Time Entertainment Network ('PTEN') and Witt-Thomas-Harris Productions ('Witt-Thomas').

     WB Television series for the 1995-96 broadcast season include: the highly-rated 'ER' and 'Friends' (each in its second season), 'Murphy Brown' (in its eighth season), 'Family Matters' (in its seventh season), 'Sisters' (in its sixth season), 'Step by Step' (in its fifth season), 'Hangin' with Mr. Cooper' (in its fourth season), 'Kung Fu: The Legend Continues' (in its fourth season), 'Living Single' and 'Lois & Clark: The New Adventures of Superman' (each in its third season), 'Hope & Gloria,' 'The Parent 'Hood' and 'The Wayans Bros.' (each in its second season) and 'The Drew Carey Show,' 'John Grisham's The Client,' 'Kirk,' 'High Society' and 'Too Something' (each in its first season). During 1996, Warner Bros. Television will also present numerous movies and mini-series including, 'Stephen King's The Shining' (a 6-hour mini-series) and 'The Thorn
Birds: The Missing Years,' from the Wolper Organization.

     Telepictures specializes in reality and reality-based series and specials for the first-run syndication market. For the 1995-96 television season, Telepictures returned the nationally syndicated 'Jenny Jones' for a fifth season and, on June 10, 1996, will launch a talk/variety series hosted by actress/comedian Rosie O'Donnell. Through a joint venture, Time Telepictures Television produced the second season of the six-day-a-week pop culture news magazine 'EXTRA.'

     Warner Bros. Television Animation is responsible for the creation, development and production of contemporary animation as well as for the creative use and production of WB's classic animation properties for all television media worldwide. Warner Bros. Television Animation currently supplies animated programming to the Fox Children's Network, ABC Television Network, Nickelodeon, as well as providing five series to The WB's new children's programming service, Kids' WB!, which debuted in September 1995. Commencing in September 1996, Warner Bros. Television Animation will supply eight series to Kids' WB!.

     PTEN, a consortium of leading television stations, offers primetime first-run programs that are exclusively supplied by WBDTD. The 1995-96 season of PTEN includes the fourth season of 'Kung Fu: The Legend Continues' and the third season of 'Babylon 5.'

     WB and Witt-Thomas have an exclusive, long-term feature film and television production and distribution agreement. The agreement provides for Witt-Thomas to exclusively create, develop and produce all forms of television for all media. For the 1995-96 season, the team produced the third season of 'The John Larroquette Show' and three new comedies 'Minor Adjustments,' 'Local Heroes' and 'My Guys' (the latter two for mid-season debuts).

     WBDTD is one of the industry's leading domestic distributors of television programming. The division has over 3,800 hours in active domestic syndication; a substantial portion of this programming is produced by WB's television divisions and ventures. The primary focus of WBDTD is to launch and support major off-network series and high profile first-run syndication strips.

     Telepictures Distribution was created in June 1995 as a television syndication operation that distributes original, general interest programs for the first-run syndication market, as well as the second licensing cycle of selected off-network product from WBDTD's library.

     WBITD is  responsible for  expanding WB's  global presence  in  television, handling the full breadth of distribution services to the international television marketplace, establishing and managing strategic global alliances that include co-producing and distributing programs that qualify for European Community (EC) content. WBITD is the world's largest distributor of television programming. It licenses more than 25,000 hours of television programming and feature films, dubbed or subtitled in more than 40 languages, to telecasters in more than 175 countries. The division handles the distribution to the international television marketplace

(including,  broadcast,  pay  cable,   basic  cable,  satellite,   pay-per-view,
video-on-demand and digital platforms) of all of the product produced by the WB television divisions and ventures and WB feature films, among others.

     Warner Bros. International Channels oversees the programming, development and operation of branded satellite-delivered cable programming services in both mature and emerging broadcast markets throughout the world. The first, WBTV-The Warner Channel, debuted on September 30, 1995 in Latin America and the Caribbean Basin to more than 800,000 subscribers, with Brazil added in early 1996. The 24-hour-a-day, family-oriented service is a joint venture of WB and HBO Ole Partners, and utilizes the cable distribution expertise and facilities of HBO Ole. In alliance with Home Box Office and other major motion picture studios, WB participates as a partner in five other 24-hour pay television services: HBO Asia, HBO Brasil, HBO Ole, Sony Entertainment Television and the music channel, YA TV.

     WB's backlog, representing the amount of future revenue not yet recorded from cash contracts for the licensing of theatrical and television product for pay cable, network, basic cable and syndicated television exhibition, amounted to $1.056 billion at December 31, 1995 compared to $852 million at December 31, 1994 (including amounts relating to Programming-HBO of $175 million at each date). The backlog excludes advertising barter contracts.

THE WB TELEVISION NETWORK

     The WB Television Network completed its first full year of broadcast operations in January 1996. Combining the WB's current broadcast affiliate line-up of 95 stations with the reach of Tribune Broadcasting Company's ('TBC') WGN Superstation, The WB's national coverage is more than 80% of all United States television households. In addition to a Wednesday night primetime line-up that includes four half-hour comedies: 'Sister, Sister,' 'The Parent 'Hood,' 'The Wayans Bros.' and 'Unhappily Ever After,' The WB launched a three hour Sunday night slate of prime time programming in September 1995 that currently includes four half-hour comedies: 'Steven Spielberg Presents Pinky & the Brain,' 'Simon,' 'Sister, Sister,' 'Kirk' and a one hour drama entitled 'Savannah.' A third night of prime time programming is scheduled to be added in September 1996, and it is currently planned that an additional night of programming will be added each year thereafter. The WB prime time program philosophy is to deliver family-oriented programming that appeals to the greatest number of household viewers.

     Kids' WB! children's programming premiered in September 1995 with six half hours on Saturday morning and two half-hour weekday strips. The Saturday morning program block includes 'Freakazoid,' a new animated series from Steven Spielberg, and new episodes of 'Steven Spielberg Presents Animaniacs' and 'Steven Spielberg Presents Pinky & the Brain.' In addition, the morning block includes new episodes of 'Sylvester & Tweety Mysteries' and 'Earthworm Jim.' On weekdays, Kids' WB! continues to offer Warner Bros. classic animation as well as previously produced episodes of 'Animaniacs.' In September 1996, an additional hour of animated programming will be added to the weekend line-up. Included in this new hour of programming is a new version of 'Superman,' currently in production with Warner Bros. Television Animation.

     In August 1995, TBC exercised an option to obtain an ownership interest in The WB. TBC now owns 11.125% of The WB and has options that are exercisable over the next several years and that could increase TBC's ownership to 22.25% of the network. Key employees of The WB hold an 11% interest in the network.

HOME VIDEO

     Through its Warner Home Video division ('WHV'), WB distributes for home video use pre-recorded videocassettes and laser optical videodiscs containing the filmed entertainment product of WB. In addition, WHV distributes (or services the distribution of) the entertainment product of other companies from which it has acquired home video distribution or servicing rights. Such companies include Metro Goldwyn Mayer/United Artists, TBS, Regency Pictures and Morgan Creek Productions (in the United States and in selected international markets). In 1996, WHV began distributing the entertainment product of WarnerVision, a WMG company that specializes in children's and fitness videos.

     During 1995, WHV released seven titles into the North American rental market whose sales exceeded 300,000 units each: 'Disclosure,' 'Interview with the Vampire,' 'Outbreak,' 'The Specialist,' 'Species,' 'Just

Cause' and 'Natural Born Killers.' Internationally, the following titles generated substantial home video revenue in 1995: 'Interview with the Vampire,' 'Maverick,' 'Disclosure,' 'The Specialist,' 'The Client' and 'Outbreak.' Additionally, the Warner Bros. Family Entertainment label was enhanced through the affordably-priced North American video releases of 'Free Willy 2: The Adventure Home,' 'Richie Rich,' 'Little Giants,' 'A Little Princess,' 'Born to be Wild' and 'A Troll in Central Park,' which generated combined videocassette sales in excess of 17 million units. Also, WHV released 'Batman Forever,' and, under the MGM/UA family entertainment label, 'Pebble and the Penguin' at affordable prices, generating combined sales of over 10 million units. Based on this experience, WHV will continue the video release of certain 'blockbuster' theatrical releases and family entertainment programming on a direct to sell-through basis.

     WHV sells its product in the United States and in major international territories through its own sales force, with warehousing and fulfillment handled by divisions of WMG and third parties. In some international markets, WHV's product is distributed through licensees. All product is manufactured under contract with independent duplicators and replicators.

     In December 1995, a consortium of nine major consumer electronics manufacturers, including Sony Corp. and Philips Electronics NV, who had previously announced that they were developing a similar product based on a separate competing format, announced agreement on a unified standard for a high density digital optical technology that is capable of storing large volumes of digitized information -- enough storage capacity for two full-length feature films on a double-sided 0.6mm bonded disc. The unified standard has been named the 'digital versatile disc' or 'DVD'. Certain members of the consortium, including Toshiba, have announced their intention to introduce in late summer of 1996 a new generation of digital video disc players utilizing DVD for home viewing by consumers of motion pictures. The DVD technology offers picture quality significantly superior to existing technology, as well as premium features such as multiple language soundtracks. If the new DVD delivery medium is adopted by consumers, and there can be no assurance at this time that it will be, WHV anticipates being able to benefit by releasing first-run feature motion pictures in the new format, as well as re-releasing the extensive WHV catalogue of feature motion pictures.

CONSUMER PRODUCTS

     Warner Bros. Consumer Products, another division of WB, through its licensing division ('WBCP Licensing'), acts as an agent for owners of copyrights and trademarks in the consumer products marketplace. WBCP Licensing licenses rights to names, photographs, likenesses, logos and similar representations or endorsements with respect to the theatrical motion pictures and television series produced or distributed by WB, including those featuring the cartoon characters owned by DC Comics. WBCP Licensing operates in both domestic and international markets, and meets with active competition in all phases of its activities. In 1995, WBCP Licensing continued its major licensing programs for 'Looney Tunes,' Steven Spielberg's 'Tiny Toon Adventures,' 'Animaniacs' and the animated television series 'Adventures of Batman and Robin.' In addition, WBCP Licensing conducted a major licensing program for the new theatrical motion picture 'Batman Forever,' and began a licensing program for the 1996 theatrical license of the motion picture 'Space Jam.'

WARNER BROS. INTERACTIVE ENTERTAINMENT

     Warner Bros. Interactive Entertainment ('WBIE') is a new division that licenses, develops and produces interactive entertainment and educational programming based on WB-owned or controlled properties. During 1995, WBIE entered into a number of licensing agreements for interactive entertainment products (e.g., video games, pinball games and handheld games), and initiated a major interactive game licensing program for 'Space Jam.' WBIE has also formed an alliance with Acclaim Entertainment, Inc. to jointly publish interactive entertainment software based on three WB feature films, including 'Space Jam.'

WARNER BROS. STUDIO STORES

     In 1995, the retail division of Warner Bros. Consumer Products ('WBCP Retail') continued its expansion with the opening of 22 additional outlets in the United States. By the end of 1995, WBCP Retail had opened a total of 133
Warner Bros. Studio Stores, 122 of which are located in select shopping locations throughout the

United States, 10 of which are located in the United Kingdom and one of which is located in Germany. In 1996, WBCP Retail plans to open 10-15 additional stores in the United States. Two franchised Warner Bros. Studio Stores were opened in each of Hong Kong and Singapore during 1995. During 1996, WBCP Retail currently plans to open two franchised stores in Hong Kong, three franchised stores in Japan and two franchised stores in Australia. Additional agreements to franchise Warner Bros. Studio Stores throughout countries in the Asia Pacific and European regions are scheduled to be completed during 1996.

WARNER BROS. ONLINE

     Warner Bros. Online ('WBOL'), a new division created in 1995, produces informational, promotional and entertainment programming for online services and sites accessible through the World Wide Web on the Internet. In January 1996, WBOL began providing a new multiplex entertainment center on the World Wide Web, which includes a wide variety of original, made-for-online entertainment activities for children and adults. The site offers entertainment and information based on popular Warner Bros. movies and television shows, WMG recording artists and Warner Bros. cartoon and DC Comics characters. WBOL, in consultation with WBCP Retail, has created and launched the Warner Bros. Studio Store site on the World Wide Web. Internet shoppers visiting this site can select and purchase Warner Bros. and DC Comics products by placing orders while online. WBOL is continuing its affiliation with America Online to provide a wide range of programming, including original online content specifically designed for America Online.

THEATERS

     Through its Warner Bros. International Theatres division, WB operates 45 multiplex cinema complexes with 363 screens in seven foreign countries. WB operates 12 theaters in the United Kingdom, two in Germany and, through joint ventures, 18 theaters in Australia, two in Denmark, three in Portugal, one in Spain and seven in Japan. Directly and through joint ventures, WB plans to open 18 new multiplex cinemas in 1996: five in the United Kingdom, five in Australia, two in Italy, two in Germany, three in Japan and one in Spain.

WARNER BROS. THEME PARKS

     WB, through joint ventures with certain Australian entities (including one which is 34.25% owned by WB), owns and operates Sea World of Australia and a 400-acre movie studio and movie-related theme park named 'Warner Bros. Movie World' as well as a water park complex, all near Brisbane, Australia. In addition, WB and a German partner are completing construction of a new regional theme park and studio complex in the Rhine/Ruhr area of Germany, which is scheduled to open in the summer of 1996. The park and studio complex is modeled after Warner Bros. Movie World in Australia. WB has also recently announced a joint venture with MAI plc. ('MAI'), a United Kingdom media company, to study the feasibility of the development and construction of a theme park and studio complex near London.

SIX FLAGS THEME PARKS

     In  June  1995,  TWE  sold  51% of  its  ownership  interest  in  Six Flags
Entertainment Corporation ('SFEC') to a group of investors led by Boston Ventures Management, Inc., a private investment management firm. Prior to the sale, TWE's ownership interest in SFEC was 100%. SFEC indirectly owns all of the outstanding stock of Six Flags Theme Parks Inc. ('Six Flags').

     Six Flags operates 11 theme parks in seven locations, making it the second largest operator of theme parks in the United States and the leading operator of national system regional theme parks. Six Flags's theme parks include seven major ride-based theme parks, as well as three separately-gated water parks and one wildlife safari park. Each of the theme parks is located in or near a major metropolitan area. All of the theme parks operated by Six Flags are owned by Six Flags, except Six Flags Over Texas and Six Flags Over Georgia (the 'Co-Venture Parks'). The Co-Venture Parks are owned by limited partnerships, the limited partners of which are unaffiliated limited partnerships and the general partners of which are wholly owned subsidiaries of Six Flags (the 'Managing
Subsidiaries'). The Managing Subsidiaries have sole responsibility for the operation and management of the Co-Venture Parks pursuant to partnership agreements. The partnership agreements provide that Six Flags will operate the Co-Venture Parks through 1997.

     In March 1996, Six Flags completed arrangements to manage the Fiesta Texas theme park located in San Antonio, Texas, commencing in the 1996 season. The park is owned by an affiliate of United Service Automobile Association ('USAA') and leased to a partnership owned by Six Flags and USAA. In connection with these arrangements, Six Flags also acquired an option to purchase the park and USAA's interest in the partnership.

REGULATION AND LEGISLATION

     On February 8, 1996, President Clinton signed into law a comprehensive reform of the nation's communications laws, entitled the Telecommunications Competition and Deregulation Act of 1996 (the '1996 Telecommunications Act'), which substantially revises the Communications Act of 1934, as amended by the Cable Television Consumer Protection and Competition Act of 1992 (the '1992 Cable Act'). The new law contains certain provisions relating to violent and sexually explicit programming. First, the statute requires manufacturers to build television sets with the capability of blocking certain coded programming (the so-called 'V-chip'). The effective date for any FCC rule regarding the manufacture of such sets may not occur before March 8, 1998 and may occur at a later date if, after consultation with the manufacturing industry, the FCC determines that more time is needed. Second, the 1996 Telecommunications Act gives the cable and broadcasting industries one year to develop voluntary ratings for video programming containing violence, sex and indecent content and to agree voluntarily to transmit signals containing such ratings. Principal representatives from both industries have announced that they will meet this timetable. However, if the industries fail to reach a consensus, the statute gives the FCC the authority to establish an advisory committee to recommend a ratings system and to prescribe rules requiring transmission of a rating if a distributor has decided to rate a program.

     The 1996 Telecommunications Act eliminates the numerical restrictions on the number of television stations that one entity may own and increases from 25% to 35% the percentage of the national audience that one entity is allowed to reach. In addition, the FCC is directed to revise its dual network rule which prohibits a TV station from affiliating with an entity maintaining two or more networks of television broadcast stations. The FCC must now permit such affiliations unless certain limited circumstances pertain. The FCC must also amend its rules to permit common ownership or control of a broadcast network and cable systems.

     During 1993, the FCC revised its rules to allow the three major television networks to acquire financial interests and syndication rights in programs produced for a network by outside producers such as WB and to engage in the syndication of such programs abroad. The FCC continued to prohibit the networks from actively syndicating any programs domestically -- both 'off-network' (produced initially for network distribution) and 'first-run' (produced directly for syndication). By the terms of the FCC's 1993 decision, however, those remaining restrictions expired in 1995.

     An FCC regulation also limits to three the number of hours of network (including off-network) programs that television stations that are affiliated with the networks and located in the top 50 markets may broadcast during the four-hour prime time period. In such markets, the fourth hour of prime time programming currently consists largely of first-run syndication programming. In July 1995, the FCC issued a decision to eliminate the rule after a one-year transition period, which ends on August 30, 1996. During this transition period, network affiliates are permitted to purchase off-network programming for the fall 1996 television season.

     WB cannot at this time predict the effect on its television businesses of the passage of the 1996 Telecommunications Act and the changes, or proposed changes, to the FCC rules discussed above.

COMPETITION

     The production and distribution of theatrical motion pictures, television and animation product and videocassettes/videodiscs are highly competitive businesses, as each competes with the other, as well as with other forms of entertainment and leisure time activities (including video games and online services such as the Internet). Furthermore, there is increased competition in the television industry evidenced by the increasing number and variety of basic cable and pay television services now available. There is active competition among all production companies in these industries for the services of producers, directors, actors and others and for the acquisition of literary properties. With respect to the distribution of television product, there is significant competition from independent producers and distributors as well as major studios. Revenues for filmed entertainment product depend in part upon general economic conditions, but the competitive position of a producer or distributor is still greatly affected by the quality of, and public response to, the entertainment product it makes available to the marketplace. The television network industry is extremely competitive as networks seek to attract audience share and television stations for affiliation, and obtain advertising revenue and distribution rights to television programming. There is strong competition throughout the home video industry, both from home video subsidiaries of several major motion picture studios and from independent companies. WB competes in its character merchandising and other licensing and retail activities with other licensors and retailers of character, brand and celebrity names. WB's operation of theaters is subject to varying degrees of competition with respect to obtaining new theater sites and attracting patrons, including competition from a number of motion picture distribution methods, such as pay television and home video systems. Competition within the theme park industry exists on a regional rather than a national basis. Principal factors relating to competition within the theme park industry generally include the uniqueness and perceived quality of the rides and attractions in a particular park, ease of access to the park from major metropolitan areas, the atmosphere and cleanliness of a park, and the quality of its food and entertainment.

PROGRAMMING -- HBO DIVISION

GENERAL

     The Company's interest in the programming business is principally conducted through TWE's Home Box Office division ('Home Box Office'). The principal businesses of Home Box Office are the programming and marketing of two pay television programming services, HBO and Cinemax. HBO's programming includes commercial-free, uncut feature motion pictures, sporting events, special entertainment events (such as concerts, comedy shows and documentaries) and motion pictures produced by or for HBO. Cinemax offers a broad range of motion pictures, including classic, family, action-adventure, foreign and recently released feature films, as well as documentaries.

     At December 31, 1995, there were approximately 20.8 million subscriptions to HBO, compared to 19.2 million subscriptions at year-end 1994, approximately
8.9 million subscriptions to Cinemax, compared to 7.8 million subscriptions at year-end 1994. The overall gain of 2.7 million subscriptions for the two services represents the largest annual increase in Home Box Office subscriptions since 1983.

AFFILIATES

     Home Box Office's pay television services are principally distributed through cable television systems with which Home Box Office has a contractual relationship. The HBO and Cinemax services are transmitted via C-Band communications satellites to these cable television systems, as well as to multi-point microwave systems with which HBO also has a contractual relationship (both, 'affiliates'). These affiliates are generally charged a monthly fee on a per subscription basis for each of the services carried. Subscribers to HBO and Cinemax are then billed monthly by their local affiliate for each service purchased and are free to cancel a service at any time. Individual dish owners wishing to subscribe to HBO or Cinemax as delivered by one of the C-Band satellites must purchase a consumer decoder and arrange for its activation. Subscriptions for such direct broadcast satellite ('DBS') viewing are available through cable television system operators, HBO Direct Inc., a subsidiary of TWE, satellite equipment dealers or unaffiliated program packagers. Home Box Office, through its affiliation agreements with United States Satellite Broadcasting, Inc. ('USSB') and Primestar Partners L.P. (in which TWE holds a 31% interest), also makes the HBO and Cinemax services available by means of high-powered and mid-powered Ku-Band frequency satellites, respectively, to DBS viewers who obtain subscriptions from such distributors. In 1995, Home Box Office entered into an affiliation agreement with Echostar Satellite Corp., another provider of high-powered Ku-Band DBS distribution for HBO and Cinemax.

     Home Box Office formally introduced in 1993 a new 'multichannel' format for the delivery of HBO and Cinemax over multiple channels providing differing schedules of HBO and Cinemax programming. As of year-end 1995, the new multi-channel format was received by approximately 8.7 million HBO subscribers and 3.4 million Cinemax subscribers, including all DBS subscribers.

     As a result of acquisitions and mergers in the cable television industry in recent years, the percentage of Home Box Office's revenue from affiliates that are large multiple system cable operators has increased and Home Box Office anticipates that the consolidation among cable television operators will continue. As of December 31, 1995, the largest single multiple system cable operator with which Home Box Office does business is TCI. Home Box Office's affiliation with TCI accounted for approximately 20% of HBO and Cinemax combined subscriptions. As of December 31, 1995, Time Warner Cable (see 'Cable Division Video') accounted for an additional 14%. Home Box Office attempts to assure itself of continuity in its relationships with affiliates and has entered into multi-year contracts with certain of such operators, including TCI. Home Box Office's agreements with its cable affiliates are typically for terms of five years. Affiliation agreements with some larger multiple system operators, including TCI, are for terms in excess of five years. Although Home Box Office believes the prospects of continued carriage and marketing of its pay programming services by the large cable operators are good, the loss of one or more of them as distributors or effective marketers of Home Box Office's pay cable television services could have a material adverse effect on Home Box Office's business.

PROGRAMMING

     A majority of HBO's programming and a large portion of that on Cinemax consists of recently released, uncut and uncensored feature motion pictures. Home Box Office's practice has been to negotiate licensing agreements of varying duration for such programming with major motion picture studios and independent producers and distributors. These agreements typically grant pay television exhibition rights to recently released and certain older films owned by the particular studio, producer or distributor in exchange for a negotiated fee which is a function of, among other things, HBO and Cinemax subscription levels and the films' box office performances. Home Box Office competes with other pay cable, basic cable and broadcast networks, among others, for the acquisition of programming product.

     Home Box Office attempts to ensure access to future movies in a number of ways. In addition to its exhibition of movies distributed by WB and its regular licensing agreements with numerous distributors, it has entered into agreements with Sony Pictures Entertainment, Inc. ('Sony Pictures'), Paramount Pictures Corporation ('Paramount') and Twentieth Century Fox Film Corporation ('Fox') pursuant to which Home Box Office has acquired exclusive and non-exclusive rights to exhibit on its pay television services all or a substantial portion of the films produced, acquired and/or released by these entities during the term of each agreement. Home Box Office has also entered into non-exclusive license agreements with Fox, Paramount, Sony Pictures and MGM/UA for older, library films.

     In 1995, Home Box Office entered into an agreement with DreamWorks SKG pursuant to which Home Box Office acquired exclusive rights to exhibit on its pay television services films from this new entertainment company, as well as an agreement with Orion Pictures Corporation for exclusive rights to certain of its library films.

     HBO also exhibits made-for-pay television motion pictures that are produced by or for Home Box Office or one of its divisions or by outside production companies from which Home Box Office licenses certain exclusive pay television and other rights (frequently including domestic home video) for a negotiated fee. Besides motion pictures, a significant portion of HBO's programming consists of dramatic and comedy specials, television series, family shows, documentaries and other programs that are produced specifically for HBO. Home Box Office either negotiates a license to these programs with an outside production company or produces the programs itself, or through a production services entity, in which case all rights are generally retained and exploited by Home Box Office. Home Box Office also acquires exclusive pay television rights to show certain live and delayed-broadcast sporting events, such as boxing matches and Wimbledon, and may also acquire additional rights to these programs. Cinemax's programming composition has recently been expanded to include documentaries as well as motion pictures. In 1995, the excellence of HBO's original programming was recognized by, among other honors, 19 Emmy Awards, 27 CableACE Awards, 4 Golden Globe Awards and a Peabody Award.

OTHER INTERESTS

     Home Box Office acquires home videocassette distribution rights for the United States and Canada for a number of theatrical and made-for-pay television motion pictures, concerts and comedy shows that it has produced or licensed for pay television. HBO Video, a division of Home Box Office, exploits these rights. Certain aspects of the distribution of videocassettes by HBO Video are carried out pursuant to a service arrangement with WHV. In late 1995, Savoy Pictures Entertainment, Inc., a major supplier of theatrical motion pictures for home videocassette distribution by HBO Video, announced that it was withdrawing from the production and distribution of theatrical motion pictures.

     Time Warner Sports ('TWS'), a division of Home Box Office, operates TVKO, an entity that distributes pay-per-view prize fights and other pay-per-view programming. In October 1995, TWS closed down the operations of its sports licensing division pursuant to the sale of that division's assets to DelWilber Associates, Inc.

     In 1995, HBO Independent Productions ('HBOIP'), a division of Home Box Office, produced three series for broadcast by the Fox network, 'Martin,' 'The Last Frontier' and 'House of Buggin,' and entered into a 'first look' production agreement for series with CBS. A division of Home Box Office owns a 50% interest in, and is the managing general partner of, a limited partnership that indirectly acquired the assets of Citadel Entertainment, Inc. and its affiliates. The remaining interest is held by MAI. The limited partnership produces motion pictures and other programs for broadcast, basic cable and pay television networks, including HBO.

     Home Box Office and MAI are also co-owners of both a U.K. production company that develops and produces television programming principally designed for the U.K. market and a joint venture, ITEL, for the foreign distribution of programming produced by Home Box Office and MAI.

     HBO Enterprises, a division of Home Box Office, distributes certain feature length theatrical films and made-for-pay television programming to other cable television or pay-per-view services. In addition, HBO Enterprises distributes Home Box Office original programming in domestic syndication and foreign television and home videocassettes when it controls such rights. WBITD distributes in foreign markets certain television programming of HBO.

     HBO Ole, a partnership comprised of TWE, acting through its Home Box Office and WB divisions, a Sony Pictures subsidiary and a Venezuelan company, operates two Spanish-language pay television motion picture services, HBO Ole and Cinemax, which are currently distributed in Central and South America, Mexico and the Caribbean. HBO Ole, in partnership with a Brazilian company, also distributes a Portuguese-language pay television movie service in Brazil.

     Home Box Office, through a subsidiary of TWE, also operates HBO Asia, together with its partner, a subsidiary of Paramount. HBO Asia, an English-language, movie-based pay television service is currently distributed to countries in Southeast Asia, including Singapore, Thailand, the Philippines, Taiwan, Indonesia, Malaysia, Hong Kong, Macau, China, Bangladesh, Brunei and Papua New Guinea.

     In addition to its Latin American and Asian ventures, Home Box Office, together with a partner, operates a Czech-language pay television motion picture service in the Czech Republic. Home Box Office also either operates or has licensing arrangements with pay television services in Hungary and New Zealand. See 'Cable Division -- Television -- Other Interests.'

     TWE holds an 8% interest in Crystal Dynamics, Inc., a developer and distributor of video games.

     TWE holds a 50% interest in Comedy Central, an advertiser-supported basic cable television service, which features comedy programming. Comedy Central launched in April 1991 and was available in approximately 37 million homes at year-end 1995. HBO Downtown Productions, a division of Home Box Office, produces comedy programming for exhibition on Comedy Central.

     TWE holds a 58% interest in E! Entertainment Television, a Los Angeles-based advertiser-supported basic cable channel specializing in promoting the entertainment industry and serving approximately 37 million subscribers as of year-end 1995.

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

     Home Box Office's production divisions compete with other producers of programs for broadcast networks, independent commercial television stations, and basic cable and pay television networks. Home Box Office also competes with other companies engaged in the distribution or exhibition of motion pictures and with other communications media and entertainment and information sources. See 'Regulation and Legislation.'

REGULATION AND LEGISLATION

     The 1992 Cable Act, among other things, imposes certain requirements concerning the wholesale rates that Home Box Office may charge its affiliates and the means by which Home Box Office may make its programming services available for subscription through distribution technologies other than cable television. In April 1993, the FCC released regulations designed to implement these provisions of the 1992 Cable Act, generally prohibiting vertically integrated programmers in which cable companies hold a 5% or greater attributable interest, which include the program services owned by Home Box
Office, from offering different price, terms, or conditions to competing multichannel video programming distributors (which includes, but is not limited to, cable, multichannel multipoint distribution services ('MMDS' or 'wireless cable'), and DBS satellite distributors) in the geographic areas in which they compete, unless the differential is justified by certain permissible factors set forth in the regulations. These permissible justifications include the different costs of delivering the programming to the distributor, creditworthiness, financial stability, character, technical factors, differences related to volume, penetration, channel positioning, promotional advertising, prepayment discounts, retail pricing, and contract duration. The rules also place certain restrictions on the ability of vertically integrated programmers such as Home Box Office to enter into exclusive distribution arrangements with cable operators (although exclusive arrangements with non-cable distributors are permissible). Although subscriptions to HBO and Cinemax services are currently provided by means of a number of different technologies including cable, MMDS and DBS, the 1992 Cable Act and the FCC's implementing regulations could have a material adverse effect on Home Box Office's business. In December 1994, the FCC substantially affirmed these rules on reconsideration, and determined that it has authority to award monetary damages for violations, but that no such remedy is necessary at this time. See 'Cable Division Regulation and Legislation.'

     The 1996 Telecommunications Act contains provisions concerning manufacturer insertion of a 'V-chip' into television sets and industry implementation of a ratings system for violent, sexually explicit and indecent programming. (See 'Filmed Entertainment Division -- Television.') Home Box Office cannot predict at this time the effect of this legislation on its business.

     In November 1994, the FCC, in its Telephone Company-Cable Television Cross-Ownership proceeding, permitted telephone companies to own programmers such as Home Box Office. Thus, telephone companies are free to produce, package and distribute video programming to unaffiliated cable operators or other multichannel video programming distributors. Such telephone company programming services might compete with Home Box Office. Certain telephone companies have already formed such ventures with individuals or entities with experience in program production. In addition, the 1996 Telecommunications Act permits telephone companies to provide video programming services (whether programmed by such telephone companies or by third parties such as HBO) directly to customers both within and outside their telephone service areas. Such distribution may be on a common carrier basis, which would be regulated under Title II of the Communications Act; as a cable television service, which would be regulated under Title VI; or under a new hybrid service called an 'Open Video System,' for which the FCC must develop a regulatory regime by August 8, 1996.

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

                               TELECOMMUNICATIONS

     The Company's Telecommunications business consists principally of interests in cable television systems that are substantially managed by Time Warner Cable, a division of TWE, and wireline telephony operations that are conducted through Time Warner Communications, a partnership wholly owned and controlled by TWE.

CABLE DIVISION -- TELEVISION

GENERAL

     The cable television operations of the Company, including the operations of the TWE-A/N Partnership as well as the cable television systems acquired by the Company in 1995 and early 1996, are substantially conducted and managed by Time Warner Cable, a division of TWE.

     In January 1996, following the Company's acquisition of CVI and related companies, the number of cable subscribers managed by Time Warner Cable increased to approximately 11.7 million, geographically concentrated in 35 groupings of more than 100,000 subscribers each. More than 55% of Time Warner's Cable's subscribers are located in five states: Florida, New York, North Carolina, Ohio and Texas. Time Warner Cable is the second-largest multiple system cable operator in the United States. Of the approximately 11.7 million subscribers, approximately 9.5 million are in systems owned by or through TWE, including approximately 4.5 million in the TWE-A/N Partnership, and approximately 2.2 million in systems owned by subsidiaries of the Company. Time Warner Cable manages or provides certain services to substantially all such systems and receives a fee from the Company for management of, or services provided to, such systems owned by subsidiaries of the Company.

     Through a network of coaxial and fiber-optic cables, the Company's cable television system subscribers generally receive 36 or more channels of video programming, including local broadcast television signals, locally produced or originated video programming, distant broadcast television signals (such as WTBS, WWOR or WGN), advertiser-supported video programming (such as ESPN and
CNN) and premium programming services (such as HBO, Cinemax, Showtime and The Movie Channel). In most systems, Time Warner Cable also offers movies and other events on a pay-per-view basis, as well as audio and other entertainment services.

     In December 1995, Time Warner Cable's Full Service Network'tm' in its suburban Orlando, Florida cable system was connected to 4,000 customers. The Full Service Network, which began servicing customers in late 1994, utilizes fiber optics, digital compression, digital switching and storage devices, and is currently providing video-on-demand including movies, interactive games and interactive shopping. Additional services continue to be developed and added.

     Pursuant to the Admission Agreement with U S WEST, TWE has agreed to use its best efforts to complete upgrades to a substantial portion of its cable systems by the end of 1998. Such upgrades include the broad deployment of fiber, electronics and switching equipment. It is anticipated that substantial capital expenditures will be required to complete these upgrades.

     Time Warner Cable has grown recently primarily as a result of the 1995 Cable Transactions, increases in the number of subscribers to its pre-existing cable television systems and the development of geographically-clustered systems through the exchange or purchase of existing cable television systems. Future growth in subscribers is expected to come from the exchange of certain of its unclustered cable television systems for geographically strategic systems, increased penetration of existing homes passed (through rebuilds and the introduction of new services), population growth, and extensions of existing systems. During 1995 and early 1996, the Company acquired systems in Alabama, California, Florida, Georgia, Hawaii, Illinois, Indiana, Kentucky, Louisiana, Maryland, Michigan, Minnesota, Nebraska, New York, North Carolina, Ohio, Oregon, Pennsylvania, South Carolina, Texas, Wisconsin and Wyoming. These acquisitions were funded principally through the issuance of equity securities of the Company, the proceeds from Time Warner Cable's disposition of systems in Arkansas, Colorado, Louisiana and Mississippi and by the exchange of cable television system assets. These transactions resulted in a net increase of approximately 3.7 million basic subscribers under the management of Time Warner Cable. For information about the Company's most recent acquisitions of cable television systems in 1995 and early 1996, see pages I-1 through I-3.

     Most of the Company's cable television revenue is derived from monthly fees paid by subscribers for cable video programming services. Additional revenue is generated by selling time on cable television systems for commercial advertisements to local, regional and, in some cases, national advertisers. Advertising time is sold as inserts into certain non-broadcast cable programming and local origination programming shown on the Company's cable television systems. In addition, pay-per-view service is offered in certain cable television systems, which allows subscribers to choose to view specific movies and events, such as concerts and sporting events, and to pay on a per-event basis. Certain cable television systems also sell DBS video services such as Primestar, for a monthly fee.

PROGRAMMING

     Time Warner Cable provides certain video programming to its subscribers pursuant to multi-year contracts with program suppliers who are paid a monthly fee per subscriber. Many of these contracts contain price escalation provisions; however, in most cases the cable operator has a right to cancel the contract if the supplier raises its price beyond agreed limits. The loss of any one supplier would not have a material adverse effect on Time Warner Cable's operations.

SERVICE AND PROGRAMMING CHARGES

     Subscribers to the Company's cable systems generally are charged monthly fees based on the level of service selected. The monthly prices for various levels of cable television services (excluding services offered on a per-channel or per-program basis) range generally from $5 to $25 for residential customers. Other services offered include equipment rentals, usually for an additional monthly fee. Systems offering pay-per-view movies generally charge between $4 and $6 per movie, and systems offering pay-per-view events generally charge between $6 and $50, depending on the event. A one-time installation fee is generally charged for connecting subscribers to the cable television system.

     Subscribers may purchase premium programming services, and in certain systems, other per-channel services, for an additional monthly fee for each such service, with discounts generally available for the purchase of more than one service.

     Commercial subscribers are charged rates for cable programming services that vary depending on the nature of the contract.

REGULATION AND LEGISLATION

     The cable television industry is regulated by the FCC, some states and substantially all local governments. In addition, various legislative and regulatory proposals under consideration from time to time by the Congress and various federal agencies may in the future materially affect the cable television industry. The following discussion summarizes certain federal, state and local laws and regulations affecting cable television.

     Federal Laws. The Cable Communications Policy Act of 1984 ('1984 Cable Act'), the 1992 Cable Act and the 1996 Telecommunications Act are the principal federal statutes governing the cable industry. These statutes regulate the cable industry, among other things, with respect to: (i) cable system rates for both basic and certain nonbasic services; (ii) programming access and exclusivity arrangements; (iii) access to cable channels by unaffiliated programming services; (iv) leased access terms and conditions; (v) horizontal and vertical ownership of cable systems; (vi) consumer protection and customer service requirements; (vii) franchise renewals; (viii) television broadcast signal carriage and retransmission consent; (ix) technical standards; (x) privacy of customer information; (xi) equal employment opportunity; (xii) consumer electronics equipment compatibility; (xiii) obscene or indecent programming; and
(xiv) requiring subscribers to subscribe to tiers of service other than basic service as a condition of purchasing premium services. The provisions of the 1992 Cable Act continue to have an adverse effect on the operations of Time Warner Cable. The recently enacted 1996 Telecommunications Act, however, is expected to have a favorable impact on Time Warner Cable's business, e.g., through establishment of criteria and a timetable for the ultimate elimination of regulation of certain cable rates. The 1996 Telecommunications Act also opens up the cable television and telephone markets to additional competition.

     Federal Regulations. The FCC, the principal federal regulatory agency with jurisdiction over cable television, has promulgated regulations covering a number of areas. The FCC has the authority to enforce these regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities often used in connection with cable operations. A brief summary of the most significant of these federal regulations as adopted to date follows.

     Rate Regulation. Under the 1992 Cable Act, nearly all cable television systems are subject to local rate regulation of basic service, pursuant to a formula established by the FCC and enforced by local franchising authorities. Additionally, the legislation requires the FCC to review rates for nonbasic service tiers (other than per-channel or per-program services) in response to complaints filed by franchising authorities and/or cable customers; prohibits cable television systems from requiring subscribers to purchase service tiers above basic service in order to purchase premium service if the system is technically capable of doing so; requires the FCC to adopt regulations to establish, on the basis of actual costs, the price for installation of cable service and rental of cable equipment; and allows the FCC to impose restrictions on the retiring and rearrangement of basic services under certain limited circumstances.

     Under the 1996 Telecommunications Act, regulation of nonbasic tier rates is scheduled to terminate on March 31, 1999. The 1996 Telecommunications Act also expands the definition of 'effective competition' to cover situations where a local telephone company or its affiliate, or any multichannel video provider using telephone company facilities, offers comparable video service by any means except DBS. Regulation of both basic and nonbasic tier cable rates ceases for any cable system subject to 'effective competition.'

     The FCC's rate regulations employ a benchmark system for measuring the reasonableness of existing basic and nonbasic service rates, and a price cap formula for calculating future rate increases. Alternatively, cable operators have the opportunity to make cost-of-service showings which, in some cases, may justify rates above the applicable benchmarks. The rules also require that charges for cable-related equipment (e.g., converter boxes and remote control devices) and installation be unbundled from the provision of cable service and based upon actual costs plus a reasonable profit. The 1996 Telecommunications Act allows cable operators to aggregate most cable equipment costs on a franchise, system, regional or company level.

     Local franchising authorities and/or the FCC are empowered to order a reduction of existing rates which exceed the maximum permitted level for either basic and/or nonbasic cable services and associated equipment, and refunds can be required. The regulations also provide that future rate increases may not exceed an inflation-indexed amount, plus increases in certain costs beyond the cable operator's control, such as taxes, franchise fees and increased programming costs. Cost-based adjustments to these capped rates can also be made in the event a cable operator adds or deletes channels or significantly upgrades its system. The FCC has continued to modify the processes by which these adjustments can be made in a fashion that has made them more beneficial for cable operators generally. In addition, new product tiers consisting of services new to the cable system can be created free of rate regulation as long as certain conditions are met, e.g., services may not be moved from existing tiers to the new product tier.

     On November 30, 1995, the FCC adopted a Social Contract which resolves cable television rate complaints pending against Time Warner Cable and requires Time Warner Cable to upgrade its domestic cable television systems. The Social Contract was negotiated in accordance with the FCC's authority to consider and adopt 'social contracts' as alternatives to other regulatory approaches applicable to cable television rates. The Social Contract is intended to ensure fair and reasonable rates for Time Warner Cable customers, reduce the administrative burden and cost of regulation for local governments, the FCC and Time Warner Cable and resolve 946 cable programming service tier rate complaints on file with the FCC. Specifically, the Social Contract provides for an estimated $4.7 million plus interest in subscriber refunds in the form of subscriber bill credits to certain designated Time Warner Cable systems, a commitment by Time Warner Cable to establish a lifeline basic service priced at 10% below Time Warner Cable's benchmark regulated rates with an adjustment to the nonbasic tier to recoup the reduced basic service tier revenue; and a commitment by Time Warner Cable to upgrade its domestic systems to a minimum of 550 MHz, or existing 550 MHz systems to 750 MHz, over the next five years. On January 29, 1996, a Petition for Judicial Review was filed by the cities of New York, New York; Austin, Texas and the Intercommunity Cable Regulatory Commission (which represents 28 Cincinnati suburbs served by Time Warner Cable) seeking review of the FCC decision adopting the Social Contract as well as certain FCC staff decisions implementing the Social Contract. The Petition contends, among other things, that the terms of the Social Contract and the process by which it was negotiated and implemented are contrary to the 1992 Cable Act, and are inconsistent with the FCC's own rules. A petition for reconsideration of the Social Contract is also pending before the FCC.

     One purported class-action brought in a Florida state court and one action by the Wisconsin Attorney General have been brought alleging that the retiering and a la carte pricing implementation by Time Warner Cable in response to the FCC's new rate regulation rules violate those rules and/or state consumer protection laws. A purported nationwide class action has also been brought in a federal court in New York alleging that any charges imposed by Time Warner Cable for additional outlet connections violate the 1992 Cable Act and the FCC's rate regulation rules to the extent those charges exceed Time Warner Cable's costs. Time Warner Cable has opposed each of these claims on the grounds that any state law claims regarding cable rates are preempted by the 1992 Cable Act and rules, that any federal claims regarding cable rates must be brought before the FCC in the first instance and that rates for premium services cannot be regulated at all pursuant to the 1984 Cable Act and the 1992 Cable Act. The underlying claim brought by the Wisconsin Attorney General has been settled and on September 25, 1995 the Court of Appeals reversed the District Court ruling and held that Time Warner's service and rate restructuring complied with FCC rate regulations and that such regulations preempted Wisconsin law. The United States Supreme Court recently rejected a request filed by the Wisconsin Attorney General for certiorari.

     Carriage of Broadcast Television Signals. The 1992 Cable Act allows commercial television broadcast stations which are 'local' to a cable system to elect every three years either to require the cable system to carry the station, subject to certain exceptions, or to negotiate for 'retransmission consent' to carry the station. Broadcast stations typically seek monetary compensation or the carriage of additional programming in return for granting retransmission consent. Local non-commercial television stations are also given mandatory carriage rights, subject to certain exceptions. Unlike commercial stations, noncommercial stations are not given the option to require negotiation of retransmission consent. In addition, cable systems must obtain retransmission consent for the carriage of all 'distant' commercial broadcast stations, except for certain 'superstations,' i.e., commercial satellite-delivered independent stations such as WTBS, WGN and WWOR-TV. As of February 6, 1996, Time Warner Cable has obtained any necessary retransmission consents from all stations currently carried.

The next election between mandatory carriage and retransmission consent for local commercial television stations will occur on October 1, 1996. The mandatory carriage rule is presently under review by the United States Supreme Court.

     Time Warner Cable has been sued in Connecticut state court by Bridgeways Communications Corporation for, among other things, an alleged violation of the state antitrust law. Central to the plaintiff's case is its allegation that Time Warner Cable illegally failed to comply with plaintiff's mandatory carriage request. The FCC has made no such finding and Time Warner Cable has argued to the court that the FCC is the only body with the authority to make such a determination.

     Deletion of Certain Programming. Cable television systems that serve 1,000 or more customers must delete the simultaneous or nonsimultaneous network programming of a distant station upon the appropriate request of a local television station holding local exclusive rights to such programming. FCC regulations also enable television broadcast stations that have obtained exclusive distribution rights for syndicated programming in their market to require a cable system to delete or 'black out' such programming from other television stations which are carried by the cable system.

     Cable Programming Agreements. The 1992 Cable Act and FCC regulations adopted in April 1993 require vertically integrated programmers in which cable companies hold a 5% or greater attributable interest to make their programming services available to competing video technologies such as MMDS, satellite master antenna television ('SMATV') and DBS on terms and conditions that do not discriminate against such competing technologies. The 1992 Cable Act and FCC regulations preclude most exclusive programming contracts and limit to some degree the 'volume discounts' currently available to larger cable operators such as Time Warner Cable. The 1992 Cable Act also regulates certain aspects of program carriage agreements between cable operators and cable programming networks. Cable operators are prohibited from requiring a financial interest in a program service as a condition to carriage of such service, coercing exclusive rights in a programming service, or favoring affiliated programmers so as to unreasonably restrain the ability of unaffiliated programmers to compete.

     Public and Leased Access Channels. The 1984 Cable Act permits local franchising authorities to require operators to set aside certain channels for public, educational and governmental access programming. The 1984 Cable Act further requires cable television systems with thirty-six or more activated channels to designate a portion of their channel capacity for commercial leased access by unaffiliated third parties. The 1992 Cable Act requires leased access rates to be set according to a formula determined by the FCC. The FCC is currently reevaluating its leased channel rate formula, which could lead to leased channel rates which are substantially more favorable to channel lessees.

     Ownership. The 1996 Telecommunications Act repealed the restrictions on local exchange telephone companies ('LECs') from providing video programming directly to customers within their local exchange telephone service areas, except in rural areas or by specific waiver of FCC rules. On February 27, 1996, the Supreme Court vacated a Fourth Judicial Circuit decision which had held the 1984 Cable Act's cable telephone cross-ownership prohibition unconstitutional. The Supreme Court remanded for the Court of Appeals to consider whether the case is moot in light of the repeal of the statutory cross-ownership ban. The 1996 Telecommunications Act also authorized LECs to operate 'open video systems' without obtaining a local cable franchise, although LECs operating such systems can be required to make payments to local governmental bodies in lieu of cable franchise fees. Where demand exceeds channel capacity, up to two-thirds of the channels on an 'open video system' must be available to programmers unaffiliated with the LEC.

     The 1996 Telecommunications Act eliminated the FCC rule prohibiting common ownership between a cable system and a national broadcast television network. The 1996 Telecommunications Act also eliminated the statutory ban covering certain common ownership interests, operation or control between a television station and cable system within the station's Grade B signal coverage area. However, the parallel FCC rule against cable/television station cross-ownership remains in place, subject to review by the FCC within two years. Finally, the 1992 Cable Act prohibits common ownership, control or interest in cable television systems and MMDS facilities or SMATV systems having overlapping service areas, except in limited circumstances. The 1996 Telecommunications Act exempts cable systems facing 'effective competition' from the MMDS and SMATV cross-ownership restrictions.

     Pursuant to the 1992 Cable Act, the FCC has adopted rules which, with certain exceptions, preclude a cable television system from devoting more than 40% of its first 75 activated channels to national video programming services in which the cable system owner has an attributable interest. The FCC also has set a limit of 30% of total nationwide cable homes that can be served by any multiple cable system operator. The FCC has stayed the effectiveness of this rule pending the outcome of its appeal from the U.S. District Court decision holding the multiple ownership limit provision of the 1992 Cable Act unconstitutional.

     Technical Requirements. The FCC has imposed technical standards applicable to all channels on which downstream video programming is carried, and has prohibited franchising authorities from adopting standards which conflict with or are more restrictive than those established by the FCC. The FCC also has adopted additional standards applicable to cable television systems using frequencies in the 108-137 MHz and 225-400 MHz bands in order to prevent harmful interference with aeronautical navigation and safety radio services and has also established limits on cable system signal leakage. Periodic testing by cable operators for compliance with these technical standards and signal leakage limits is required.

     The FCC has continued to adopt and consider regulations to implement the requirements of the 1992 Cable Act designed to improve the compatibility of cable systems and consumer electronics equipment. These regulations generally prohibit cable operators from scrambling their basic service tier and from changing the infrared codes used in their existing customer premises equipment. The 1996 Telecommunications Act directs the FCC to set only minimal standards to assure compatibility between television sets, VCRs and cable systems, and to rely on the marketplace. The FCC must adopt rules to assure the competitive availability to consumers of customer premises equipment, such as converters, used to access the services offered by cable systems and other multichannel video programming distributors.

     Other FCC Regulations. Additional FCC regulations relate to a cable system's carriage of local sports programming; privacy of customer information; franchise fees; equal employment opportunity; pole attachments; restrictions on origination and cablecasting by cable system operators; application of the fairness doctrine and rules governing political broadcasts; customer service; home wiring and limitations on advertising contained in nonbroadcast children's programming. The 1996 Telecommunications Act changes the formula for pole attachment fees which could result in substantial increases in payments by cable operators to utilities for pole attachment rights when services other than cable services are delivered by cable systems.

     Copyright. Cable television systems are subject to federal copyright licensing covering carriage of broadcast signals. In exchange for making semi-annual payments to a federal copyright royalty pool and meeting certain other obligations, cable operators obtain a statutory license to retransmit broadcast signals. The amount of this royalty payment varies, depending on the amount of system revenues from certain sources, the number of distant signals carried, and the location of the cable system with respect to over-the-air television stations.

     The Copyright Act of 1976 was recently amended to extend the availability of the cable statutory copyright license to microwave video service providers, such as MMDS. This legislation also extended through 1999 the separate statutory license provisions applicable to DBS and other satellite video distribution systems. The compulsory license status of SMATV systems is not covered by this legislation. The availability of compulsory copyright licensing to other multichannel video service providers enhances their competitiveness with traditional cable systems.

     State and Local Regulation. Because a cable television system uses local streets and rights-of-way, cable television systems are subject to local regulation, typically imposed through the franchising process, and certain states have also adopted cable television legislation and regulations. Cable franchises are nonexclusive, granted for fixed terms and usually terminable if the cable operator fails to comply with material provisions. No Time Warner Cable franchise has been terminated due to breach. Franchises usually call for the payment of fees (which are limited under the 1984 Cable Act to 5% of the system's gross revenues from cable service) to the granting authority. Franchises generally contain provisions governing charges for basic cable television services, channel capacity, support for public, educational and government access channels, length of the franchise term, renewal, sale or transfer of the franchise, territory of the franchise, design and technical performance of the system, use and occupancy of public streets and number and types of cable services provided. The terms and conditions of cable franchises vary materially from jurisdiction to jurisdiction, and even from city to city within the same state, historically ranging from reasonable to highly restrictive or burdensome.

     The 1992 Cable Act prohibits exclusive franchises and allows franchising authorities to operate their own multichannel video distribution system without having to obtain a franchise. Moreover, franchising authorities are immunized from monetary damage awards arising from regulation of cable television systems or decisions made on franchise grants, renewals, transfers and amendments.

     The 1996 Telecommunications Act provides that local franchising authorities may not condition the grant or renewal of a cable franchise on the provision of telecommunications service or facilities (other than institutional networks) and clarifies that the calculation of franchise fees is to be based solely on revenues derived from the provision of cable services, not revenues derived from telecommunications services.

     Renewal of Franchises. The 1984 Cable Act established renewal procedures and criteria designed to protect incumbent franchisees against arbitrary denials of renewal. While these formal procedures are not mandatory unless timely invoked by either the cable operator or the franchising authority, they can provide substantial protection to incumbent franchisees. The 1992 Cable Act makes several changes to the renewal process which could make it easier in some cases for a franchising authority to deny renewal.

     In the renewal process, a franchising authority may seek to impose new and more onerous requirements, such as upgraded facilities, increased channel capacity or enhanced services, although the municipality must take into account the cost of meeting such requirements. Time Warner Cable may be required to make significant additional investments in its cable television systems as part of the franchise renewal process. Of Time Warner Cable's franchises, as of January 1, 1996, 790 franchises serving approximately 3,644,000 subscribers expire during the period ending December 31, 1998. Although Time Warner Cable has been successful in the past in negotiating new franchise agreements, there can be no assurance as to the renewal of franchises in the future.

     The United States District Court of the Western District of Kentucky recently held that the 1984 Cable Act does not authorize it to review a franchising authority's assessment of local community needs to determine if they are reasonable or supported by any evidence. This federal district court decision is under appeal. If upheld and adopted by other federal courts, this test might allow local franchising authorities to establish unrealistic franchise renewal demands designed to oust an incumbent cable franchisee.

     Franchise Transfers. The 1992 Cable Act requires franchising authorities to act on any franchise transfer request within 120 days after receipt of all required information. Approval is deemed to be granted if the franchising authority fails to act within such period. The 1996 Telecommunications Act repeals the restriction against a cable operator selling or otherwise transferring ownership of a cable television system within 36 months after acquisition or initial construction.

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

COMPETITION

     Cable television systems face strong competition for viewer attention from a wide variety of established providers and new entrants, including broadcast television, DBS, MMDS, SMATV systems and telephone companies. Cable television systems also compete with these and other media for advertising dollars.

     DBS. The FCC has awarded conditional permits to several companies for orbital slots from which high-power Ku-Band DBS service can be provided. DBS services offer pre-packaged programming that can be received by relatively small and inexpensive receiving dishes. Two high-power DBS services sharing common satellites, DirecTV and USSB, were reported to have a total of approximately 1.3 million subscribers nationwide as of December 31, 1995. Primestar, a medium-power DBS service partially owned by TWE, was reported to have approximately 1.0 million subscribers as of that date. In addition to DBS, most cable programming is available to owners of larger, more expensive C-Band satellite dishes ('TVROs'), either directly from the programmers or through third-party packagers.

     MMDS/Wireless Cable. Wireless cable operators use microwave technology to distribute video programming. In recent years, wireless cable has grown rapidly, serving 800,000 subscribers via 121 systems as of June 1995 according to the FCC. Wireless cable is now available in 19 of the nation's top 20 television markets. In recent years, the FCC has adopted rules to facilitate the use of greater numbers of channels by wireless cable operators.

     SMATV. Additional competition may come from private cable television systems servicing condominiums, apartment complexes and certain other multiple unit residential developments. The operators of these private systems, known as SMATV systems, often enter into exclusive agreements with apartment building owners or homeowners' associations which preclude franchised cable television operators from serving residents of such private complexes. Under the 1996 Telecommunications Act, a SMATV system is not a cable system as long as it uses no public right-of-way. SMATV systems offer both improved reception of local television stations and many of the same satellite-delivered program services as offered by franchised cable television systems.

     Overbuilds. Under the 1992 Cable Act, franchising authorities are prohibited from unreasonably refusing to award additional franchises. There are currently an insignificant number of overlapping cable systems operating in Time Warner Cable franchise areas. Municipalities themselves are authorized to operate cable systems without a franchise. No such municipally-owned systems are presently in operation in Time Warner Cable franchise areas, although several municipalities have indicated an interest in doing so.

     Telephone Companies. The 1996 Telecommunications Act eliminated the restriction against ownership and operation of cable systems by local telephone companies within their local exchange service areas. Telephone companies are now free to enter the retail video distribution business through any means, such as DBS, MMDS, SMATV or as traditional franchised cable system operators. Alternatively, the 1996 Telecommunications Act authorizes local telephone companies to operate 'open video systems' without obtaining a local cable franchise, although telephone companies operating such systems can be required to make payments to local governmental bodies in lieu of cable franchise fees. Where demand exceeds available channel capacity, up to two-thirds of the channels on an 'open video system' must be available to programmers unaffiliated with the local telephone company. The open video system concept replaces the FCC's video dialtone rules. The 1996 Telecommunications Act also includes numerous provisions designed to make it easier for cable operators and others to compete directly with local exchange telephone carriers. With certain limited exceptions, neither a local exchange carrier nor a cable operator can acquire more than a 10% equity interest in the other entity operating within its own service area.

     Other Competition. Cable television systems compete with other communications and entertainment media, including off-air television broadcast signals which a viewer is able to receive directly using the viewer's own television set and antenna. Cable systems also face competition from alternative methods of distributing and receiving television signals and from other sources of entertainment such as live sporting events, movie theaters and home video products, including videocassette recorders and, in the future, DVDs, as well as, the Internet. In recent years, the FCC has adopted policies providing for authorization of new technologies and a more favorable operating environment for certain existing technologies that provide, or may provide, substantial additional competition for cable television systems. The extent to which cable television service is competitive depends in significant part upon the cable system's ability to provide an even greater variety of programming than is available off-air or through competitive alternative delivery sources. Premium programming provided by cable systems is subject to the same competitive factors which exist for other programming discussed above. The continued profitability of premium services may depend largely upon the continued availability of attractive programming at competitive prices. The cable television industry also competes with radio, television, print and other media for advertising revenues. As the cable television industry continues to develop programming designed specifically for distribution by cable, advertising revenues may increase.

OTHER INTERESTS

     TWE has a 54% interest in a joint venture established in 1991 to invest in, and further develop, cable television systems in Hungary. TWE also has a 20% interest in TV-1000, a pay television service operating in Scandinavia; a 31% interest in N-TV, a German language news and information channel distributed in Germany in which TBS also has a 33% interest; and a 25% interest in IA, a general-interest regional television broadcaster serving the Berlin and Brandenburg areas of Germany (all of which interests are under the management responsibility of Home Box Office). TWE also owns indirectly 13% of a New Zealand over-the-air subscription television service -- Sky Network Television, as well as 20% of Kablevision, Sweden's second largest cable television company.

CABLE DIVISION -- TELEPHONY

     Time Warner Cable's wireline telephony operations are conducted through Time Warner Communications, a partnership wholly owned and controlled by TWE, which has formed separate business entities to provide telephony services in various geographic areas. Time Warner Communications seeks to take advantage of Time Warner Cable's geographically clustered cable systems to efficiently develop its telecommunications business.

     The initial focus of Time Warner Communications following its formation in 1993 was the development of 'alternative access' telephone operations in metropolitan areas where Time Warner Cable operates cable systems. These operations generally provide connections between large businesses and their long distance telephone providers, between multiple business locations of a large business, and between long distance telephone company locations. The connections are marketed primarily to long distance telephone carriers and large business customers, and are used for high volume voice and data communications. The networks on which these connections are made are comprised of dedicated fiber optic strands within the affiliated cable systems' backbone fiber networks, together with specially constructed high volume building entrance facilities and specialized electronic equipment for transmission of digital signals. Alternative access services do not require Time Warner Communications to operate switching equipment.

     As of March 1, 1996, Time Warner Communications had wholly or partially owned alternative access businesses in operation in 21 cities. Similar businesses are in development in several additional Time Warner Cable cities. Revenues to date from these operations have been insignificant. Time Warner Communications also has an advanced network management center in Denver to monitor and manage operation of its geographically dispersed networks.

     One of the major business objectives of TWE is the entry of Time Warner Communications into the switched 'local exchange' telephone business. This business would provide telephone service that is presently provided by LECs. The service would be marketed both to residential and business customers. Local exchange service will require significant upgrades to, and usage of, the fiber optic and coaxial cable networks of Time Warner Cable, together with high capacity switching equipment similar to that employed by the LECs, and certain other specialized equipment. Expenditures for such upgrades and equipment are expected to be significant.

     The required qualifications for providers of local exchange services are generally regulated by each state. As of March 1, 1996, Time Warner Communications has received certificates to provide local exchange services in Florida, New York, Ohio and Tennessee, and is proceeding with applications to obtain such certification in Hawaii, North Carolina, Texas and Wisconsin. All these states have already adopted legislation that supports competition in telecommunications services. Further, the 1996 Telecommunications Act will in the future preempt state and local barriers to entry into competitive telecommunications service (although competitively neutral state and local regulations will continue to be permitted). Time Warner Communications will continue to seek local exchange service authorization in states where Time Warner Cable has major cable systems.

     In order for Time Warner Communications to actually enter into the local exchange service business, Time Warner Communications must obtain rights to connect its local exchange service customers to the incumbent LECs customers in an area. Time Warner Communications has been in active negotiations throughout 1995 with incumbent LECs in Florida, New York, Ohio, Tennessee, Texas and Wisconsin. Even where procompetitive state legislation has existed or state-level regulatory mediation has been available, the incumbent LECs have, in Time Warner Communications' view, been extremely reluctant to concede appropriate terms for competitive entrants to facilitate interconnection.

     The 1996 Telecommunications Act mandates that incumbent LECs provide reasonable and nondiscriminatory rates, terms and conditions for interconnection (including reciprocal compensation for transport and termination of calls), and that incumbent LECs enter into good faith negotiations with requesting carriers to facilitate such interconnection. In addition, incumbent LECs must provide nondiscriminatory access to unbundled network elements, functions and services on reasonable terms. Number portability is treated as a network element and local dialing parity is addressed. While the 1996 Telecommunications Act should improve the outlook for Time Warner Communications, the exact timetable for and terms of mandated interconnection arrangements, and other incumbent LEC compliance, cannot be predicted. The FCC is required to issue implementing regulations for interconnection requirements by August 8, 1996.

     Currently, Time Warner Communications is providing local exchange service on a limited basis in Rochester, New York.

     Time Warner Cable also offers (as a 're-seller') cellular telephone and paging services to business and residential customers in Rochester, New York.

DESCRIPTION OF CERTAIN PROVISIONS OF THE TWE PARTNERSHIP AGREEMENT

     The following description summarizes certain provisions of the TWE Partnership Agreement relating to the ongoing operations of TWE. Such description does not purport to be complete and is subject to, and is qualified in its entirety by reference to, the provisions of the TWE Partnership Agreement.

MANAGEMENT AND OPERATIONS OF TWE

     Board of Representatives. Subject to certain authority of the Management Committee (as described below) with respect to the Cable division, the business and affairs of TWE are managed under the direction of a board of representatives (the 'Board of Representatives' or the 'Board') that is comprised of representatives appointed by the Time Warner General Partners (the 'Class B Representatives') and representatives appointed by the Class A Partners (the 'Class A Representatives').

     The Class B Representatives control all Board decisions except for certain matters including (i) the merger or consolidation of TWE; (ii) the sale or other disposition of assets of TWE generating in excess of 10% of the consolidated revenues of TWE during the previous fiscal year or representing in excess of 10% of the fair market value of the total assets of TWE (in each case, other than in connection with certain joint ventures and 'cable asset swaps' as to which the thresholds are greater); (iii) any acquisition by TWE, other than in the ordinary course of business, if the consideration paid by TWE in connection with such acquisition would exceed the greater of (1) $750 million and (2) 10% of the consolidated revenues of TWE for the most recently ended fiscal year of TWE;
(iv) the engagement by TWE in any business other than the businesses then being conducted by TWE, as they may evolve from time to time and any business related to such businesses (provided that TWE may not engage in the manufacturing, sale or servicing of hardware, other than as may be incidental to TWE's businesses);
(v) the incurrence by TWE of indebtedness for money borrowed if, after giving effect to such incurrence, the ratio of total indebtedness for money borrowed to cash flow would exceed the greater of (x) 5.00 to 1.00 and (y) .5 over the analogous ratio in the TWE credit agreement as in effect from time to time; (vi) cash distributions other than as provided in the TWE Partnership Agreement;
(vii) the dissolution or voluntary bankruptcy of TWE; and (viii) any amendment to the TWE Partnership Agreement.

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

     The managing general partners, both of which are wholly owned subsidiaries of the Company, may take any action without the approval or consent of the Board if such action may be authorized by the Class B Representatives without the approval of the Class A Representatives. However, see 'Full Service Network Management Committee,' below.

     Full Service Network Management Committee. In connection with the U S WEST Transaction, the Board established the Full Service Network business, which, subject to obtaining necessary franchise and other approvals, is comprised of the businesses and operations of the cable television systems of TWE and TWE-A/N that have been from time to time designated to become a part thereof. Subject to obtaining necessary franchise and other approvals relating to the designated systems, the business and affairs of the Full Service Network business will be governed by a Full Service Network Management Committee (the 'Management Committee'). The Management Committee is comprised of six voting members, three designated by U S WEST and three designated by TWE. If U S WEST at any time owns less than 50% of the partnership interest which it owned, directly or indirectly, as of September 15, 1993 or if a 'change in control' of U S WEST occurs, U S WEST's right to designate any members of the Management Committee will terminate. The Full Service Network business is managed on a day-to-day basis by the officers of Time Warner Cable. The approval of a majority of the members of the Management Committee is required for certain significant transactions relating to the Full Service Network business, including, among other things, the sale, pledge or encumbrance of assets of the Full Service Network business, the acquisition of cable assets, the making of commitments or expenditures relating to the Full Service Network business, in each case subject to agreed upon thresholds, certain decisions with respect to design, architecture and designation of cable systems for upgrade and the adoption of the annual business plan.

     Non-Voting Representatives and Committee Members. Each of ITOCHU and Toshiba have the right to designate non-voting members to the Board of Representatives and the Management Committee. In addition, Advance/Newhouse has the right to designate a non-voting member to the Management Committee.

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

CERTAIN COVENANTS

     Covenant Not to Compete. For so long as any partner (or affiliate of any partner) owns in excess of 5% of TWE or 15% of TWE Japan and in the case of any Time Warner General Partner, for one year thereafter, such partner (including its affiliates) is generally prohibited from competing or owning an interest in the three principal lines of business of TWE -- cable, cable programming and filmed entertainment (including the ownership and operation of theme parks) -- as such businesses may evolve, subject to certain agreed upon exceptions, limited passive investments and inadvertent violations. The covenant not to compete does not prohibit (i) U S WEST from conducting cable and certain regional programming businesses in the 14-state region in which it provides telephone service, (ii) any party from engaging in the cable business in a region in which TWE is not then engaging in the cable business, subject to TWE's right of first refusal with respect to such cable business, or (iii) any party from engaging in the telephone or information services business. ITOCHU and Toshiba continue to be bound by and benefit from the non-compete provisions but only as they relate to Japan.

     Transactions with Affiliates. Subject to agreed upon exceptions for existing arrangements, TWE will not enter into any transaction with any partner or any of its affiliates other than on an arm's-length basis.

REGISTRATION RIGHTS

     Beginning on June 30, 2002 (or as early as June 30, 1999 if certain threshold cash distributions are not made to the Class A Partners), the Class A Partners holding, individually or in the aggregate, at least 10% of the residual equity of TWE will have the right to request that TWE reconstitute itself as a corporation and register for sale in a public offering an amount of partnership interests held by such Class A Partners determined by an investment banking firm so as to maximize trading liquidity and minimize the initial public offering discount, if any. Upon any such request, the parties will cause an investment banker to determine the price at which the interests sought to be registered could be sold in a public offering (the 'Appraised Value'). Upon determination of the Appraised Value, TWE may elect either to register such interests or purchase such interests at the Appraised Value, subject to certain adjustments. If TWE elects to register the interests and the proposed public offering price (as determined immediately prior to the time the public offering is to be declared effective) is less than 92.5% of the Appraised Value, TWE will have a second option to purchase such interests immediately prior to the time such public offering would otherwise have been declared effective by the Securities and Exchange Commission at the proposed public offering price less underwriting fees and discounts. If TWE exercises its purchase option, it will be required to pay the fees and expenses of the underwriters. Upon exercise of either purchase option, TWE may also elect to purchase the entire partnership interests of the Class A Partners requesting registration at the relevant price, subject to certain adjustments.

     In addition to the foregoing, U S WEST will have the right to exercise an additional demand registration right (in which the other Class A Partners would be entitled to participate) beginning 18 months following the date on which TWE reconstitutes itself as a corporation and registers the sale of securities pursuant to a previously exercised demand registration right.

     Beginning on June 30, 1995, at the request of any Time Warner General Partner, TWE will effect a public offering of the partnership interests of the Time Warner General Partners or reconstitute TWE as a corporation and register the shares held by the Time Warner General Partners. In any such case, the Class A Partners will have standard 'piggy-back' registration rights.

     Upon any reconstitution of TWE into a corporation, each partner will acquire preferred and common equity in the corporation corresponding in both relative value, rate of return and priority to the partnership interests it held prior to such reconstitution, subject to certain adjustments to compensate the partners for the effects of converting their partnership interests into capital stock.

CERTAIN PUT RIGHTS OF THE CLASS A PARTNERS

     Change in Control Put. Upon the occurrence of a change in control of the Company, at the request of any Class A Partner, TWE will be required to elect either to liquidate TWE within a two-year period or to purchase the interest of such partner at fair market value (without any minority discount) as determined by investment bankers. A 'change in control' of the Company shall be deemed to have occurred:

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

     Assignment of Put Rights, etc. TWE, with the consent of such assignee, may assign to the Company, any general partner or any third party, the obligation to pay the applicable put price in connection with the exercise of a change in control put right by a Class A Partner and the right to receive the partnership interests in payment therefor.

     With respect to any of the put rights of the Class A Partners, TWE may pay the applicable put price in cash or Marketable Securities (defined as any debt or equity securities that are listed on a national securities exchange or quoted on NASDAQ) issued by TWE (or if TWE assigns its obligation to pay the put price to the Company by the Company). The amount of any Marketable Securities comprising the applicable put price shall be determined based on the market price of such securities during the seven months following the closing of such put transaction. In the case of a change in government regulation put, up to 33% of the applicable put price may be paid in notes issued by TWE (or if TWE assigns its obligations to pay the put price to the Company by the Company).

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

RESTRICTIONS ON TRANSFER BY TIME WARNER GENERAL PARTNERS

     Time Warner General Partners. Any Time Warner General Partner is permitted to dispose of any partnership interest (and any Time Warner General Partner and any parent of any Time Warner General Partner may issue or sell equity) at any time so long as, immediately after giving effect thereto, (i) the Company would not own, directly or indirectly, less than (a) 43.75% of the residual equity of TWE, if such disposition occurs prior to the later of December 31, 1997 and the date on which the Class A Partners have received cash distributions of $500 million per $1 billion of investment, and (b) 35% of the residual equity of TWE if such disposition occurs after such date, (ii) no person or entity would own, directly or indirectly, a partnership interest greater than that owned, directly or indirectly, by the Company, and (iii) a subsidiary of the Company would be a managing general partner of TWE.

     No other dispositions are permitted, except that the Company may sell its entire partnership interest subject to the Class A Partners' rights of first refusal and 'tag-along' rights pursuant to which the Company must provide for the concurrent sale of the partnership interests of the Class A Partners so requesting.

OTHER ENTERTAINMENT GROUP ASSETS

TIME WARNER SERVICE PARTNERSHIPS

     In September 1993, certain assets of TWE were distributed to the Time Warner General Partners and were owned and operated by other partnerships (the 'Time Warner Service Partnerships') in order to ensure compliance with the Modification of Final Judgment entered on August 24, 1982 by the United States District Court for the District of Columbia applicable to U S WEST and its affiliated companies, which may have included TWE. In 1994, U S WEST received a judicial order that TWE was no longer prohibited from owning or operating substantially all of such assets. Accordingly, in September 1995, TWE reacquired substantially all of the assets of the Time Warner Service Partnerships, subject to the liabilities relating thereto, in exchange for junior priority capital interests in TWE equal to approximately $400 million.

COURTROOM TELEVISION NETWORK ('COURT TV')

     Each of TWE and affiliates of each of NBC and TCI holds a 33 1/3% interest in Court TV, subject to adjustment in accordance with the terms of the Court TV partnership agreement. Court TV is a 24-hour basic cable network covering actual courtroom trials from around the United States and abroad. Since 1991, Court TV has brought daytime viewers live and taped coverage of more than 400 trials, including: Weeks v. Baker & McKenzie, O.J. Simpson, Rodney King, Dr. Kevorkian, Reginald Denny, the Menendez brothers, the Paramount/QVC hearing and Zion v. New York Hospital. During prime time, Court TV features live analyses of the day's coverage as well as a variety of programs that explore all aspects of the legal system. On the weekend, Court TV airs highlights of the week's courtroom coverage and presents Continuing Legal Education (CLE) for lawyers and Cable in the Classroom programming for teachers.

TWE JAPAN

     The Company owns a 37.25% interest in, U S WEST owns a 12.75% interest in, and each of Toshiba and ITOCHU owns a 25% interest in, Time Warner Entertainment Japan Inc. ('TWE Japan'). TWE Japan was organized to conduct TWE's businesses in Japan, including home video distribution, theatrical film and television distribution and merchandising businesses, and to expand and develop new business opportunities. Pursuant to distribution and merchandising agreements entered into between TWE and TWE Japan, TWE Japan receives distribution fees generally comparable to those currently received by TWE for performing distribution services for unaffiliated third parties.

     In 1995, the Company, TWE Japan, U S WEST, Toshiba and ITOCHU agreed jointly to establish TITUS Communications Corp. ('TITUS'), a multiple system operator that will develop new CATV operations in selected locations throughout Japan. The agreement also contemplates that TITUS eventually will provide telephone service as well as video services in its operating areas.

DC COMICS

     TWE and WCI each owns a 50% interest in DC Comics, a New York general partnership, formed in June 1992 to continue the business previously conducted by DC Comics Inc., a New York corporation. DC Comics publishes more than 60 regularly issued comics magazines, among the most popular of which are 'Superman,' 'Batman,' 'Wonder Woman' and 'The Sandman,' as well as story collections sold as books. DC Comics also derives revenues from motion pictures, television syndication, product licensing, books for juvenile and adult markets and foreign publishing. Trademarks in DC Comics' principal characters have been registered in the United States Patent and Trademark Office and in certain foreign countries.

CINAMERICA THEATRES, L.P.

     WCI owns a 50% interest in Cinamerica Theatres, L.P., an unconsolidated joint venture with Paramount Communications Inc., which owns and operates two theater circuits: Mann Theatres and Festival Cinemas. The joint venture operates 371 screens in 66 theaters, principally located in California and Colorado.

E.C. PUBLICATIONS

     E.C. Publications, Inc. is the publisher of MAD, a magazine featuring articles of humorous and satirical interest, which is regularly published nine times a year and also in periodic special editions. E.C. Publications is wholly owned by the Company.

                                OTHER INTERESTS

TURNER BROADCASTING SYSTEM, INC.

     In September 1995, the Company agreed to merge with TBS by acquiring the remaining approximately 80% interest in TBS not already owned by the Company. For information about the pending merger, see page I-1. At December 31, 1995, the Company had economic and voting interests in TBS of 19.6%and 6.4%, respectively. TBS is a diversified information and entertainment company. Through its subsidiaries, TBS owns and operates four domestic entertainment networks WTBS (commonly known as the 'TBS SuperStation'), Turner Network Television ('TNT'), the Cartoon Network and Turner Classic Movies ('TCM'); four international entertainment networks TNT Latin America, Cartoon Network Latin America, TNT & Cartoon Network Europe, and TNT & Cartoon Network Asia; and four news networks Cable News Network ('CNN'), Headline News, Cable News Network International ('CNNI') and CNN Financial Network ('CNNfn'). TBS produces and distributes entertainment and news programming worldwide, with operations in motion picture, animation and television production, home video, television syndication, licensing and merchandising, and publishing.

AMERICAN LAWYER MEDIA

     American Lawyer Media, L.P. ('ALM'), which is majority-owned by the Company, operates a chain of metropolitan and regional legal and business newspapers and also publishes THE AMERICAN LAWYER, a national monthly magazine with a subscription-only readership among lawyers across the United States. ALM also owns and operates COUNSEL CONNECT ('CC'), an on-line service connecting lawyers in law firms and corporate legal departments worldwide. On February 2, 1996, ALM acquired the minority share of CC that had been held by Lexis-Nexis. Since February 25, 1994, ALM had run CC as LEXIS Counsel Connect in partnership with Lexis-Nexis, a division of Reed Elsevier Inc. At the time the partnership was formed, Lexis-Nexis was the Mead Data Central division of the Mead Corporation. ALM also publishes four weekly and five daily newspapers, which in most cases enjoy local official status for the publication of court opinions, legal notices and/or official court notices; and one monthly newsletter. ALM also provides certain services to Court TV.

HASBRO, INC.

     The Company owns approximately 14% of the outstanding common stock of Hasbro, Inc., one of the world's largest toy companies. See Note 5 'Other Investments' to the Company's consolidated financial statements at page F-34 herein for a description of the issuance by the Company of (i) zero coupon exchangeable notes due 2012 that are exchangeable for the shares of Hasbro common stock owned by the Company (the 'Hasbro Stock'), and (ii) mandatorily redeemable preferred securities of a subsidiary of the Company redeemable in 1997 for cash or Hasbro Stock. Because the issuance of the mandatorily redeemable preferred securities provides the Company with protection against the risk of depreciation of the market price of Hasbro Stock and the zero coupon exchangeable notes limit the Company's ability to share in the appreciation of the market price of Hasbro Stock, the combination thereof has effectively monetized the Company's investment in Hasbro.

ATARI CORPORATION

     The Company owns approximately 13.5% of Atari Corporation, which is engaged in the design, manufacture and sale of interactive multimedia entertainment systems. In February 1996, Atari Corporation entered into an agreement to merge with JTS Corp., a disk-drive manufacturer based in San Jose, California.

ATARI GAMES CORPORATION

     The Company owns 100% of Atari Games Corporation ('Atari Games'), which is engaged in the design, manufacture and sale of interactive video games for arcades and home systems. On February 23, 1996, WCI entered into a Stock Purchase Agreement with Williams Interactive Inc. ('Williams'), a wholly owned subsidiary of WMS Industries, Inc., pursuant to which WCI will sell to Williams, all of the issued and outstanding capital stock of Atari Games. The transaction is expected to close in April 1996.

                         CURRENCY RATES AND REGULATIONS

     The Company's foreign operations are subject to the risk of fluctuation in currency exchange rates and to exchange controls. The Company cannot predict the extent to which such controls and fluctuations in currency exchange rates may affect its operations in the future or its ability to remit dollars from abroad. See Note 1 'Organization and Summary of Significant Accounting Policies Foreign Currency' and Note 12 'Financial Instruments Foreign Exchange Risk Management' to the consolidated financial statements set forth at pages F-24 through F-28 and F-44 through F-45, respectively, herein. For the revenues, operating income from and identifiable assets of foreign operations, see Note 13 'Segment Information' to the consolidated financial statements set forth at pages F-46 through F-49 herein.

                                   EMPLOYEES

     At December 31, 1995, the Company employed a total of approximately 65,500 persons. This number includes approximately 29,700 persons employed by TWE.

ITEM 2. PROPERTIES

PUBLISHING, MUSIC AND CORPORATE

     The following table sets forth certain information as of December 31, 1995 with respect to the Company's principal properties (over 250,000 square feet in area) that are used primarily by its publishing and music divisions or occupied for corporate offices, all of which the Company considers adequate for its present needs, and all of which were substantially used by the Company or were leased to outside tenants:

                                                                  APPROXIMATE
                                                                  SQUARE FEET           TYPE OF OWNERSHIP
         LOCATION                      PRINCIPAL USE              FLOOR SPACE       EXPIRATION DATE OF LEASE
--------------------------  ------------------------------------  -----------   ---------------------------------
New York, New York          Executive and administrative offices      560,000   Leased by the Company. Lease
  75 Rockefeller Plaza      (Corporate, Music and Filmed                        expires in 2014. Approximately
  Rockefeller Center        Entertainment)                                      109,000 sq. ft. are sublet to
                                                                                outside tenants.
New York, New York          Business and editorial offices          1,457,000   Leased by the Company. Most
  Time & Life Bldg.         (Publishing and Corporate)                          leases expire in 2007.
  Rockefeller Center                                                            Approximately 36,000 sq. ft. are
                                                                                sublet to outside tenants.
Mechanicsburg,              Office and warehouse space                358,000   Owned and occupied by the
  Pennsylvania              (Publishing)                                        Company.
  1225 S. Market St.
Olyphant,                   Manufacturing, warehouses,              1,058,000   Owned and occupied by the
  Pennsylvania              distribution and office space                       Company.
  1400 and 1444 East        (Music)
  Lackawanna Avenue
Indianapolis, Indiana       Warehouse space (Publishing)              252,000   Owned by the Company.
  4200 N. Industrial                                                            Approximately 142,000 sq. ft. are
  Street                                                                        leased to outside tenants.
Nortorf,                    Manufacturing, distribution and           334,000   Owned and occupied by the
  Germany                   office space (Music)                                Company.
  Niedernstrasse 3-7
Alsdorf,                    Manufacturing, distribution and           269,000   Owned and occupied by the
  Germany                   office space (Music)                                Company.
  Max-Planck Strasse 1-9
Terre Haute,                Manufacturing and office space            269,000   Leased by the Company. Lease
  Indiana                   (Music)                                             expires in 2001.
  Bldg. 102, Fort Harrison
  Industrial Park
Other:
  U.S. and abroad,          Office bldgs., plants and warehouses    2,097,000   Owned by the Company.
     including locations    (Publishing, Music and Corporate)
     in
     Europe, Asia, Latin
     America, Australia
     and
     New Zealand.
                                                                    5,084,000   Leased by the Company.
                                                                                Approximately 297,000 sq. ft. are
                                                                                sublet to outside tenants.
                                                                  -----------
Total                                                              11,738,000
                                                                  -----------
                                                                  -----------

FILMED ENTERTAINMENT, PROGRAMMING -- HBO AND CABLE

     The following table sets forth certain information as of December 31, 1995 with respect to principal properties (over 125,000 square feet in area) owned or leased by the Company's Filmed Entertainment, Programming -- HBO and cable television businesses (including the properties of the Company, TWE and the TWE/AN Partnership), all of which the Company considers adequate for its present needs, and all of which were substantially used by the Company or were leased to outside tenants.

                                                         APPROXIMATE
                                                         SQUARE FEET
                                                         FLOOR                        TYPE OF OWNERSHIP;
        LOCATION          PRINCIPAL USE                  SPACE/ACRES               EXPIRATION DATE OF LEASE
------------------------  -----------------------------  ------------------     -----------------------------
New York, New York        Business offices               335,000 sq. ft.             Leased by TWE.
  HBO Building, 1100      (Programming HBO)                                          Lease expires in 2004.
  Avenue of the
  Americas
New York, New York        Business offices               139,000 sq. ft.             Leased by TWE.
  1325 Avenue of the      (Filmed Entertainment)                                     Lease expires in 2010.
  Americas
Baltimore, Maryland       Warehouse (Filmed              387,000 sq. ft.             Owned by TWE.
  White Marsh             Entertainment)
Los Angeles, California   Warehouse                      182,000 sq. ft.             Leased by TWE.
  9210 San Fernando       (Filmed Entertainment)                                     Lease expires in 1997.
Burbank, California       Sound stages,                  3,422,000         (a)       Owned by TWE.
  The Warner Bros.        administrative, technical and  sq. ft. of
  Studio                  dressing room structures,      improved
                          screening theaters, machinery  space on 158
                          and equipment facilities,      acres
                          back lot and parking lot and
                          other Burbank properties
                          (Filmed Entertainment)
West Hollywood,           Sound stages,                  350,000                     Owned by TWE.
  California              administrative,                sq. ft. of                  Approx. 20,000 sq. ft. are
  The Warner              technical and dressing         improved                    leased to outside tenants.
  Hollywood Studio        room                           space on 11
                          structures, screening          acres
                          theaters, machinery and
                          equipment facilities (Filmed
                          Entertainment)
Valencia, California      Location filming (Filmed       225 acres                   Owned by TWE.
  Undeveloped Land        Entertainment)
Raleigh, North Carolina   Office/Warehouse facility      150,000 sq. ft.             Leased by TWE. Lease expires
  2505 Atlantic Avenue    (Cable)                                                    1999.
Other, in the U.S. and    Office buildings, retail       3,799,000 sq. ft. (b)       Owned by TWE.
  abroad, including       stores, theatres, plants and                               Approx. 62,000 sq. ft. are
  locations in Europe,    warehouses (Filmed                                         leased to outside tenants.
  Asia, Latin America,    Entertainment,                 7,070,000 sq. ft. (b)(c)    Leased by TWE.
  Australia and New       Programming -- HBO, Cable)                                 Approx. 57,000 sq. ft. are
  Zealand                                                                            sublet to outside tenants.
                                                         ------------------
Totals                                                   15,834,000 sq. ft.
                                                         394 acres
                                                         ------------------
                                                         ------------------

------------

(a) Ten acres consist of various parcels adjoining The Warner Bros. Studio, with mixed commercial, office and residential uses.

                                              (footnotes continued on next page)

(footnotes continued from previous page)

(b) Excludes 436,847 sq. ft. of owned and 229,345 sq. ft. of leased properties used by Time Warner Cable for headend, hub, and tower sites that are located on 672 owned and 162 acres of leased land.

(c) Includes 108,000 sq. ft. of office space occupied by Time Warner corporate staff who provide services to TWE pursuant to arrangements set forth in the TWE Partnership Agreement.

ITEM 3. LEGAL PROCEEDINGS

     The Company and its subsidiaries are parties, in the ordinary course of business, to litigations involving property, personal injury and contract claims. The amounts that the Company believes may be recoverable in these matters are either covered by insurance or are not material.

     In November 1992, TWE filed a federal lawsuit seeking to overturn major provisions of the 1992 Cable Act primarily on First Amendment grounds. The complaint, filed in the U.S. District Court for the District of Columbia against the FCC and the United States of America, challenges the provisions of the 1992 Cable Act relating to rate regulation, must carry, retransmission consent, terms of dealing by vertically integrated programmers, uniform pricing and operation of cable systems by municipal authorities, the number of subscribers that a cable operator could serve nationwide, free previews of certain premium channels and educational channel set-aside requirements for direct broadcast satellite service. In addition, the complaint seeks to overturn several parts of the 1984 Cable Act relating to public, educational and government access requirements and commercial leased channels. The complaint seeks injunctions against the enforcement or implementation of these provisions. Several other parties have also filed similar lawsuits and these actions have been at least partially consolidated with the action filed by TWE. On April 8, 1993, in a 2-1 decision, the District Court upheld the constitutionality of the must carry provisions of the 1992 Cable Act. On May 3, 1993, TWE filed an appeal from this decision directly to the U.S. Supreme Court. The U.S. Supreme Court on June 27, 1994 vacated the judgment of the District Court regarding the must-carry provisions and remanded the case to that court for further factual findings after ruling that cable systems were entitled to significant First Amendment protection. In December 1995, that panel upheld the 'must-carry' requirements by 2-1 vote. The Supreme Court has now decided to review that decision. On September 16, 1993, a one-judge District Court upheld the constitutionality on First Amendment grounds of all the other challenged provisions except restrictions on the number of subscribers that a cable operator could serve nationwide, free pay TV previews and direct broadcast channel usage. TWE appealed this decision to the U.S. Court of Appeals for the D.C. Circuit on November 12, 1993. Briefing on the appeal, and argument took place, on November 20, 1995. For a description of the 1984 Cable Act and the 1992 Cable Act, see Item 1 'Business -- Cable Division -- Regulation and Legislation.'

     By letters  dated  July  15,  1993 and  September  21,  1993  (the  'Access
Letters'),  the  Dallas Regional  Office of  the  Federal Trade  Commission (the
'FTC') informed WEA that it is conducting a preliminary investigation to determine whether WEA is 'unreasonably restricting the resale of previously owned compact discs' and 'unreasonably restricting the sale of new compact discs.' The Access Letters allege that WEA's conduct may violate Section 5 of the Federal Trade Commission Act, but also say that neither the Access Letters nor the existence of the investigation 'should be viewed as an accusation by the FTC or its staff of any wrongdoing by [WEA].' The Access Letters request that WEA voluntarily submit the documents and information requested therein. The FTC investigation also includes other major distributors of recorded music. In the course of the investigation, the FTC issued a subpoena for the deposition of a former WEA executive. WEA has complied with the Access Letters and subpoena. In early October 1994, WEA (and other major distributors of recorded music) received a follow-up subpoena for the production of documents, stating that the FTC is investigating whether members of the pre-recorded music distributing industry may be engaging in unfair methods of competition by fixing prices or by engaging in concerted activities to limit the availability of cooperative advertising or promotional funds to retailers who distribute used compact discs or advertise prices of compact discs below specified levels. WEA produced documents in late December 1994 and early 1995 in response to the subpoena.

     In October 1993, a purported class action was filed in the United States District Court for the Northern District of Georgia entitled Samuel D. Moore, et al. v. American Federation of Television and Radio Artists, et al., No. 93-Civ-2358. The action was brought by fifteen named music performers or representatives  of  deceased  performers  on  behalf  of  an  alleged  class of performers  who  participated  in  the  creation  or  production  of  phonograph recordings for one or more of the defendant recording companies. The named defendants included the American Federation of Television and Radio Artists ('AFTRA'), the AFTRA Health and Retirement Fund ('Fund'), each present trustee of the Fund and fifty named recording companies, including four WCI subsidiaries. The named defendant recording companies comprised substantially all of the domestic recording industry and the complaint sought to establish a defendant class for purposes of the litigation. The complaint sought recovery against the recording companies for, among other things, breach of contract, breach of fiduciary duty, fraud, embezzlement and RICO violations, all growing out of alleged failure by the recording companies to make proper contributions to the Fund pursuant to the Phono Code, which is negotiated by AFTRA and most of the domestic recording companies, and other alleged failures to meet the terms of the Phono Code and individual contracts. Plaintiffs sought from the defendant record companies substantial monetary damages, treble damages, attorneys' fees and costs and the imposition of a constructive trust over the master recordings created from recorded performances of the plaintiffs. In March 1994, plaintiffs filed an amended complaint. In March and April 1994, AFTRA, the Fund, the Fund's trustees and certain of the defendant recording companies, including the four WCI subsidiaries, moved to dismiss plaintiffs' amended complaint. On August 2, 1994, the court, among other things, dismissed the claims against the Fund and the Fund's trustees, converted AFTRA's motion to one for summary judgment (and allowed re-briefing) and dismissed all claims against the defendant recording companies except the RICO claim. The record company defendants in the one remaining RICO claim answered the amended complaint and filed a motion for summary judgment seeking dismissal of the claim. The court subsequently granted AFTRA's motion, and denied the recording company defendants' motion as premature. Plaintiffs have filed a motion to certify various classes of plaintiffs. The parties are in limited discovery.

     On February 21, 1995, counsel for plaintiffs filed a new lawsuit, entitled Samuel D. Moore, et al. v. Sony Music Entertainment Group, et al., No. 95-Civ-1221, in the United States District Court for the Southern District of New York. The action was brought by all but one of the named plaintiffs in the Georgia federal suit, with one new plaintiff. The plaintiffs are suing on behalf of an alleged class of performers and derivatively on behalf of the AFTRA Fund. The named defendants include the Fund's trustees, the Fund, and the recording companies that were named as defendants in the Georgia federal suit. The complaint is based on substantially the same allegations as the complaint in the Georgia federal suit, and seeks to recover substantial monetary damages, liquidated damages, and attorney's fees from the recording companies. The record company defendants simultaneously moved in the Southern District of New York for an order transferring the new case to the Northern District of Georgia, and moved in the Northern District of Georgia for an order staying plaintiffs from proceeding with the New York federal action. On April 19, 1995, the U.S. District Court for the Northern District of Georgia granted the record company defendants' motion with respect to the New York federal action and enjoined the plaintiffs from proceeding any further with such action. On April 30, 1995, the U.S. District Court for the Southern District of New York directed that the New York federal action be transferred to the Northern District of Georgia in order that the Georgia court may determine whether the claims asserted in the New York action should be dismissed or pursued in the Georgia court. On February 26, 1996, the Georgia Court, finding the parties, issues and available relief substantially the same as in the initial matter, dismissed the action. The Georgia court further indicated that should plaintiffs wish to pursue the claims of the second suit, the appropriate vehicle would be to seek leave of Court to amend the complaint in the original action.

     On July 14, 1994, the Company received a civil investigative demand from the United States Department of Justice in furtherance of an investigation into certain worldwide activities of the WMG and other companies in the recorded music industry principally related to cable, wire and satellite-delivered music and music video programmers. The Company has complied with the civil investigative demand to the extent that it sought information and documents with respect to domestic activities of the Warner Music Group and has objected to responding with respect to foreign activities on the ground that the Department of Justice lacks jurisdiction to inquire into such activities. On November 3, 1994, the Department of Justice filed a petition in the United States

District Court for the District of Columbia seeking to compel the Company and the other companies to provide documents from their files in the United States that deal with overseas activities. That motion remains pending.

     On May 30, 1995, a purported class action was filed in the United States District Court for the Central District of California, entitled Digital Distribution Inc. d/b/a Compact Disc Warehouse v. CEMA Distribution, Sony Music Entertainment, Inc., Warner Elektra Atlantic Corporation, UNI Distribution Corporation, Bertelsmann Music Group, Inc. and Polygram Group Distribution, Inc., No. 95-3596 (JSL) (the 'California Federal Action'). On July 19, 1995, a purported class action was filed in the Superior Court of California for the County of Los Angeles, entitled Brenden Barry v. CEMA Distribution, Sony Music Entertainment, Inc., Warner Elektra Atlantic Corporation, UNI Distribution Corporation, Bertelsmann Music Group, Inc. and Polygram Group Distribution, Inc., No. BC 131748 (the 'California State Action'). The California Federal Action is brought on behalf of direct purchasers of compact discs ('CDs') and the California State Action is brought on behalf of indirect purchasers of CDs. In both actions, the plaintiffs allege that Warner Elektra Atlantic Corporation ('WEA'), along with five other distributors of recorded music CDs, violated the federal and/or state antitrust laws and unfair competition laws, by engaging in a conspiracy to fix prices of CDs, and seek an injunction and treble damages. In the California Federal Action the defendants' motion to dismiss the amended complaint was granted and the action was dismissed, with prejudice, on January 9, 1996. Plaintiffs have filed a notice of appeal. In the California State Action, plaintiffs voluntarily dismissed the amended complaint without prejudice on March 6, 1995.

     Litigation   relating  to  the   1990  merger  of   Time  Inc.  and  Warner
Communications Inc. has either been dismissed, or has been dormant for years. The litigation is described in previous reports on Form 10-K filed by the Company.

     On September 22, 1995, U S WEST and U S WEST Multimedia Communications, Inc. ('USWMC'), a wholly owned subsidiary of U S WEST, filed a complaint in the Court of Chancery of the State of Delaware (the 'Delaware Chancery Court') individually and allegedly in a derivative capacity on behalf of TWE against the Company and four of TWE's general partners, ATC, Time Warner Operations Inc., WCI and Warner Cable Communications, Inc. ('WCCI'), as well as TWE (as a nominal defendant), alleging that the TBS Transaction would breach certain provisions of the TWE Partnership Agreement and the Admission Agreement. U S WEST, Inc., et al. v. Time Warner Inc., et al., Case No. 14555. U S WEST seeks equitable relief, including an injunction against consummation of the TBS Transaction and declarations that the defendants have breached fiduciary duties and such agreements.

     On October 11, 1995, the Company and the other defendants filed an answer and counterclaims denying the material allegations contained in U S WEST's complaint and alleging, among other things, (a) that U S WEST breached its agreements with TWE, (b) that U S WEST fraudulently misrepresented and failed to disclose the standards of regulatory compliance that would apply to the partnership after the admission of U S WEST as a partner and (c) that the Admission Agreement would not have been entered into as presently structured if the misrepresentations had not been made. The counterclaim seeks, among other things, (i) reformation of the Admission Agreement, (ii) an injunction prohibiting U S WEST from preventing TWE from entering into contracts or pursuing business opportunities that are in the best interests of TWE and (iii) damages. On October 31, 1995, U S WEST replied to the Company's counterclaims, essentially (A) denying the Company's material allegations and asserting as affirmative defenses that the counterclaims fail to state a claim and are barred by laches, acquiescence, unclean hands, waiver and/or estoppel and (B) asserting that the proposed transactions which the Company alleges U S WEST obstructed are businesses that the TWE Partnership Agreement prohibits TWE from owning or conducting, and that the TWE Partnership Agreement provides that U S WEST may, but need not, waive such restrictions on TWE in its sole discretion.

     On December 12, 1995, U S WEST filed an amended and supplemental complaint, reasserting the allegations contained in its original complaint and asserting new allegations regarding (a) the Company's alleged failure to make U S WEST aware during the negotiation of the Admission Agreement of the existence of certain documents and (b) the Company's November 16, 1995 announcement regarding a new strategic operating structure and management team. On December 27, 1995, the Company and the other defendants filed an answer to the amended and supplemental complaint and counterclaims denying the material allegations contained in

U S WEST's amended and supplemental complaint and reasserting the counterclaims. On February 8, 1996, the Company moved to dismiss the action on the pleadings. On March 11, 1996, the Court announced that it would not rule on the motion, but instead proceeded with the trial on March 13, 1996.

     Two complaints have been filed against the Company, certain officers and directors of the Company, and other defendants, by certain stockholders of the Company, purportedly derivatively on behalf of the Company, relating to the pending TBS Transaction and related transactions. The two complaints were filed in the Delaware Chancery Court on October 30, 1995 (Bernard v. Time Warner Inc., et al., Case No. 14651; Parnes v. Time Warner Inc., et al., Case No. 14660). These two complaints allege, among other things, that some or all of the defendants have violated fiduciary duties owed to the Company and its stockholders by, among other things, (a) seeking to entrench themselves in board and management positions and to eliminate the threat of a hostile takeover, (b) securing economic benefits for themselves or conferring special benefits on TCI and others at the expense of the Company's public stockholders and (c) structuring the TBS Transaction so as to place the Company's chief executive officer in a position which allegedly will involve a conflict between the interests of TCI and the Company. Among other relief demanded, both complaints seek an injunction against consummation of the TBS Transaction and an order directing the individual defendants to account to the Company for their alleged profits and plaintiffs' alleged damages. On November 22, 1995, the Company and the other defendants named in the Bernard complaint moved to dismiss such complaint.

     On March 12, 1996, a complaint was filed in the Delaware Chancery Court by a stockholder of the Company, purportedly derivatively on behalf of the Company (Trust for the Benefit of Paula C. Rand v. Gerald M. Levin, et al., Case No. 14890). The complaint alleges, among other things, that some or all of the defendants have breached fiduciary duties owed to the Company and its stockholders by, among other things, (a) seeking to entrench themselves in board and management positions, (b) conferring special benefits upon TCI at the expense of the Company's public stockholders and (c) wasting and misappropriating corporate assets by causing the Company to enter into certain agreements, including those with TCI, R.E. Turner and Michael Milken in connection with the TBS Transaction. The complaint seeks, among other things,
(i) to enjoin, preliminarily and permanently, consummation of the TBS Transaction and certain related arrangements, (ii) to void the Liberty Voting Trust, (iii) to enjoin, preliminarily and permanently, any settlement of the litigation between the Company and U S WEST, unless and until approved by the Court of Chancery, (iv) a declaratory judgment that defendants breached their fiduciary duties to the Company and its stockholders and (v) unspecified damages.

     Seventeen complaints have been filed against TBS, the Company, certain officers and directors of TBS, the Company or TWE, and other defendants, purportedly on behalf of a class of TBS shareholders, two of which have been voluntarily dismissed. Sixteen of the 17 complaints were filed in Superior Court, Fulton County, Georgia; the other was filed in the Court of Chancery of the State of Delaware in and for New Castle County. Of the complaints filed in Georgia, 14 were filed prior to the approval of the TBS Transaction on September 22, 1995 by the Company's Board of Directors and the Board of Directors of TBS (Shingala v. Turner Broadcasting Sys., Inc., et al., Case No. E-41502; Schrank
v. R.E. Turner, et al., Case No. E-41501; Lewis, et al. v. Turner Broadcasting Sys., Inc., et al., Case No. E-41500; Silverstein and Silverstein v. Turner Broadcasting Sys., Inc., et al., Case No. E-41526; Strauss v. Turner
Broadcasting Sys., Inc., et al., Case No. E-41538; Hoffman v. Ted Turner, et al., Case No. E-41544; Barry v. Turner Broadcasting Sys., Inc., et. al., Case No. E-41545; Mersel and Mersel v. R.E. Turner, et. al., Case No. E-41554; Friedland and Friedland v. Turner Broadcasting Sys., Inc., et al., Case No.
E-41562; Schwarzchild v. Turner Broadcasting Sys., Inc., et al., Case No. E-41586; Turner and Hanson v. Turner Broadcasting Sys., Inc., et al., Case No. E-41637; H. Mark Solomon v. Turner Broadcasting Sys., Inc., et al., Case No. E-41685; Shores v. Turner Broadcasting Sys., Inc., et al., Case No. E-41749; and Krim and Davidson v. Turner Broadcasting Sys., Inc. et al., Case No. E-41779). Two of the complaints filed in Georgia were filed after the TBS Transaction was approved by the Company's Board of Directors and the Board of Directors of TBS (Altman v. Turner Broadcasting Sys., Inc., et al., Case No. E-43205; Joyce v. Tele-Communications, Inc., et al., Case No. E-43321). The plaintiff in Altman filed a voluntary dismissal of the action without prejudice on November 10, 1995. On September 27, 1995, an amended complaint was filed in Shingala. On October 24, 1995, an amended complaint was filed in Lewis, apparently on behalf of the named plaintiffs in 12 of the 16 actions filed in Georgia. On November 1, 1995, a second amended complaint was filed in Lewis which is virtually identical to the first amended Lewis complaint except that the plaintiff in the Joyce action was no longer included as a named plaintiff. The purported class action filed by a TBS shareholder in Delaware was filed on October 2, 1995 (Joyce v. John C. Malone, et al., Case No. 14592) and subsequently dismissed voluntarily without prejudice by the plaintiff on November 15, 1995. As noted above, a substantially similar action on behalf of the same plaintiff was filed in Georgia on October 23, 1995 (Joyce v. Tele-Communications, Inc., et al., Case No. E-43321). On November 13, 1995, Judge Elizabeth Long, to whom all remaining actions had been assigned, consolidated the actions. On November 20, 1995, subject to court approval, the plaintiff in Joyce proposed to file an amended and consolidated class action complaint which also includes a derivative claim. Also on November 20, 1995, plaintiffs in the actions other than Joyce filed a motion for the recusal of Judge Long, which motion was denied on January 22, 1996. The defendants filed answers in response to the second amended complaint in Lewis on December 20, 1995.

     The 17 purported class action complaints filed by TBS shareholders allege, among other things, that the terms of the TBS Transaction are unfair to TBS shareholders and that some or all of the defendants have breached or aided and abetted the breach of fiduciary, common law and/or statutory duties owed to TBS shareholders. Among the breaches alleged in many of the complaints are (a) payment of unfair consideration for class members' shares, (b) conferral of benefits on controlling shareholders at the expense of other shareholders, (c) corporate waste, (d) failure to seek competitive bids and an independent appraisal of TBS and (e) entrenchment of TBS Board members. Some of the complaints allege that some or all of the defendants have committed fraud and/or have used deceptive and coercive practices to being about the Transaction. Among other relief demanded, all of these complaints seek damages, most seek an injunction against consummation of the TBS Transaction and many seek an auction of TBS.

     On January 19, 1996, defendants in these actions filed a motion for judgment on the pleadings on all claims asserted in the second amended complaint filed in Lewis on the grounds that, under Georgia law, the valid grant of dissenters' rights to TBS shareholders with respect to the TBS Transaction prohibits plaintiffs from maintaining the claims asserted in the second amended complaint. Plaintiffs are not yet required to file a response to this motion.

     By letter dated October 20, 1995, plaintiffs in certain of the Georgia suits made a demand upon TBS to repudiate (a) an agreement entered into by TBS and a subsidiary of TCI to sell TBS's interest in SportsSouth, a regional sports cable network, and (b) the fee authorized to be paid by TBS to MC Group in connection with the TBS Transaction, as corporate waste or, absent repudiation, to seek indemnification from any officers or directors of TBS who authorized the challenged matters. These plaintiffs indicated that a shareholders' derivative suit seeking injunctive relief would be filed in less than 90 days. These derivative claims were asserted four days later in the amended Lewis complaint referred to above. The TBS Board of Directors has established a committee to investigate such claims.

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

     The following table sets forth the name of each executive officer of the Company, the office held by such officer and the age, as of March 17, 1996, of such officer:

                    NAME                        AGE                              OFFICE
---------------------------------------------   ---   ------------------------------------------------------------
Gerald M. Levin..............................   56    Chairman of the Board and Chief Executive Officer
Richard D. Parsons...........................   47    President
Peter R. Haje................................   61    Executive Vice President, General Counsel and Secretary
Timothy A. Boggs.............................   45    Senior Vice President
Richard J. Bressler..........................   38    Senior Vice President and Chief Financial Officer
Tod R. Hullin................................   52    Senior Vice President
Philip R. Lochner, Jr. ......................   53    Senior Vice President

     Set forth below are the principal positions held by each of the executive officers named above since March 1, 1991:

Mr. Levin..............................  Chairman  of the  Board of Directors  and Chief  Executive Officer since
                                         January 21, 1993.  Prior to  that he  served as  President and  Co-Chief
                                         Executive  Officer  from  February  20, 1992;  Vice  Chairman  and Chief
                                         Operating Officer from May 1991; and Vice Chairman of the Board prior to that.

Mr. Parsons............................  President since February 1,  1995. Prior to that  he served as  Chairman and  Chief Executive Officer of  The Dime Savings Bank  of New York, FSB
                                         from January 1991.

Mr. Haje...............................  Executive Vice President and General  Counsel since October 1, 1990  and
                                         Secretary since May 20, 1993.

Mr. Boggs..............................  Senior  Vice President since November 19,  1992. Prior to that he served as Vice President of Public Affairs.

Mr. Bressler...........................  Senior Vice President and Chief Financial Officer since March 16,  1995.
                                         Prior  to that he served as  Senior Vice President, Finance from January
                                         2, 1995; and as a Vice President prior to that.

Mr. Hullin.............................  Senior Vice President since February 7, 1991.

Mr. Lochner............................  Senior Vice  President since  July 18,  1991. Prior  to that,  he was  a
                                         Commissioner  of the Securities and  Exchange Commission from March 1990 to June 1991.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The principal market for the Company's Common Stock is the New York Stock Exchange. The Common Stock is also listed on the Pacific Stock Exchange and the London Stock Exchange. For quarterly price information with respect to the Company's Common Stock for the two years ended December 31, 1995, see 'Quarterly Financial Information' at page F-55 herein, which information is incorporated herein by reference.

     The approximate number of holders of record of the Company's Common Stock as of January 31, 1996 was 25,000.

     For information on the frequency and amount of dividends paid with respect to the Company's Common Stock during the two years ended December 31, 1995, see 'Quarterly Financial Information' at page F-55 herein, which information is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

     The selected financial information of the Company for the five years ended December 31, 1995 is set forth at page F-53 herein and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information set forth under the caption 'Management's Discussion and Analysis' at pages F-2 through F-19 herein is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements and supplementary data of the Company and the report of independent auditors thereon set forth at pages F-20 through F-50 and F-52 herein are incorporated herein by reference.

     Quarterly  Financial  Information  set  forth   at  page  F-55  herein   is
incorporated herein by reference.

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

     Information called for by PART III (Items 10, 11, 12 and 13) is incorporated by reference from the Company's definitive Proxy Statement to be filed in connection with its 1996 Annual Meeting of Stockholders pursuant to Regulation 14A, except that the information regarding the Company's executive officers called for by Item 401(b) of Regulation S-K has been included in PART I of this report and the information called for by Items 402(k) and 402(l) of Regulation S-K is not incorporated by reference.

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

          (ii) The unaudited financial statements of the Time Warner Service Partnerships for the quarterly period ended September 30, 1995 included in the Current Report on Form 8-K of Time Warner Entertainment Company, L.P. (Reg. No. 33-53742) dated November 28, 1995 ('TWE's 1995 Form 8-K') are incorporated herein by reference and are filed as an exhibit to this report.

          (iii) The financial statements of the Time Warner Service Partnerships and the report of independent auditors thereon, set forth at pages F-64 through F-73 in the 1994 Annual Report on Form 10-K of Time Warner Entertainment Company, L.P. ('TWE's 1994 Form 10-K') are incorporated herein by reference and are filed as an exhibit to this report.

          (iv) The unaudited financial statements of Paragon Communications for the quarterly period ended June 30, 1995 included in TWE's 1995 Form 8-K are incorporated herein by reference and are filed as an exhibit to this report.

          (v) The financial statements and financial statement schedule of Paragon Communications and the report of independent accountants thereon, set forth at pages F-74 through F-83 in TWE's 1994 Form 10-K, are incorporated herein by reference and are filed as an exhibit to this report.

     All other financial statement schedules are omitted because the required information is not applicable, or because the information required is included in the consolidated financial statements and notes thereto.

     (3) Exhibits:

     The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this report and such Exhibit Index is incorporated herein by reference. Exhibits 10.1 through 10.22 listed on the accompanying Exhibit Index identify management contracts or compensatory plans or arrangements required to be filed as exhibits to this report, and such listing is incorporated herein by reference.

     (b) Reports on Form 8-K.

          (i) The Company filed a Current Report on Form 8-K dated November 14, 1995, in which it reported in Item 5 certain transactions entered into or proposed to be entered into by the Company and TWE and which set forth in
     Item 7 certain pro forma financial statements of the Company at September 30, 1995 which give effect to such transactions.

          (ii) The Company filed a Current Report on Form 8-K dated December 1, 1995, in which it reported in Item 5 that it had entered into an Agreement and Plan of Merger, dated as of September 22, 1995, providing for TBS to become a wholly owned subsidiary of the Company through a merger with a subsidiary of the Company.

          (iii) The Company filed a Current Report on Form 8-K dated January 4, 1996, in which it reported in Item 2 its acquisition of CVI and certain related companies, and related transactions.

          (iv) The Company filed a Current Report on Form 8-K dated March 22, 1996 which set forth in Item 7 certain pro forma financial statements of the Company at December 31, 1995.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                                 TIME WARNER INC.

                                            By         /s/ PETER R. HAJE
                                               .................................
                                                        PETER R. HAJE
                                                  EXECUTIVE VICE PRESIDENT,
                                                GENERAL COUNSEL AND SECRETARY

Date: March 22, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                SIGNATURE                                       TITLE                              DATE
------------------------------------------  ---------------------------------------------   -------------------
           /s/ GERALD M. LEVIN              Director, Chairman of the Board and Chief         March 22, 1996
 .........................................    Executive Officer (principal executive
            (GERALD M. LEVIN)                 officer)

         /s/ RICHARD J. BRESSLER            Senior Vice President and Chief Financial         March 22, 1996
 .........................................    Officer (principal financial officer)
          (RICHARD J. BRESSLER)

           /s/ JOHN A. LABARCA              Vice President and Controller (principal          March 22, 1996
 .........................................    accounting officer)
            (JOHN A. LABARCA)

                    *                       Director                                          March 22, 1996
 .........................................
              (MERV ADELSON)

                    *                       Director                                          March 22, 1996
 .........................................
        (LAWRENCE B. BUTTENWIESER)

                    *                       Director                                          March 22, 1996
 .........................................
         (EDWARD S. FINKELSTEIN)

                    *                       Director                                          March 22, 1996
 .........................................
        (BEVERLY SILLS GREENOUGH)

                    *                       Director                                          March 22, 1996
 .........................................
             (CARLA A. HILLS)

                    *                       Director                                          March 22, 1996
 .........................................
            (DAVID T. KEARNS)

                SIGNATURE                                       TITLE                              DATE
------------------------------------------  ---------------------------------------------   -------------------
                    *                                         Director                        March 22, 1996
 .........................................
             (HENRY LUCE III)

                    *                                         Director                        March 22, 1996
 .........................................
              (REUBEN MARK)

                    *                                         Director                        March 22, 1996
 .........................................
            (MICHAEL A. MILES)

                    *                                         Director                        March 22, 1996
 .........................................
            (J. RICHARD MUNRO)

                    *                                         Director                        March 22, 1996
 .........................................
           (RICHARD D. PARSONS)

                    *                                         Director                        March 22, 1996
 .........................................
           (DONALD S. PERKINS)

                    *                                         Director                        March 22, 1996
 .........................................
           (RAYMOND S. TROUBH)

                    *                                         Director                        March 22, 1996
 .........................................
        (FRANCIS T. VINCENT, JR.)

      *By         /s/ PETER R. HAJE
 .........................................
            (ATTORNEY-IN-FACT)

                              STATEMENT OF DIFFERENCES
                              ------------------------

                     The trademark symbol shall be expressed as 'tm' The section symbol shall be expressed as SS

          TIME WARNER INC. AND TIME WARNER ENTERTAINMENT COMPANY, L.P.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND OTHER FINANCIAL INFORMATION

                                                                                                         PAGE
                                                                                                    --------------
                                                                                                     TIME
                                                                                                    WARNER    TWE
                                                                                                    ------    ----
Management's Discussion and Analysis of Results of Operations and Financial Condition............    F-2      F-61
Consolidated Financial Statements:
     Balance Sheet...............................................................................    F-20     F-71
     Statement of Operations.....................................................................    F-21     F-72
     Statement of Cash Flows.....................................................................    F-22     F-73
     Statement of Shareholders' Equity and Partnership Capital...................................    F-23     F-74
     Notes to Consolidated Financial Statements..................................................    F-24     F-75
Report of Management.............................................................................    F-51
Report of Independent Auditors...................................................................    F-52     F-94
Selected Financial Information...................................................................    F-53     F-95
Quarterly Financial Information..................................................................    F-55     F-96
Financial Statement Schedules:
     Schedule I -- Condensed Financial Information of Registrant.................................    F-56
     Schedule II -- Valuation and Qualifying Accounts............................................    F-60     F-97

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

                                TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     Time   Warner  has  interests  in  three  fundamental  areas  of  business:
Entertainment, consisting principally of interests in recorded music and music publishing, filmed entertainment, broadcasting, theme parks and cable television programming; News and Information, consisting principally of interests in magazine publishing, book publishing and direct marketing; and Telecommunications, consisting principally of interests in cable television systems. Substantially all of Time Warner's interests in filmed entertainment, broadcasting, theme parks, cable television programming and most of its cable television systems are held through the Entertainment Group, consisting principally of TWE, which is not consolidated for financial reporting purposes. TWE manages the telecommunications properties owned by Time Warner and the combined cable television operations are conducted under the name of Time Warner Cable. Capitalized terms are as defined and described in the accompanying consolidated financial statements, or elsewhere herein.

STRATEGIC INITIATIVES

SIGNIFICANT TRANSACTIONS

     During 1995, Time Warner and the Entertainment Group embarked on a program to improve their financial condition and increase their overall financial flexibility through the initiation of an asset sales program and significant debt refinancings. Time Warner and the Entertainment Group also pursued significant, strategic initiatives during 1995 through their cable television operations and through a proposed merger of Time Warner and TBS. These initiatives are part of a continuing strategy to further enhance the strength of Time Warner's interests in entertainment and news and information, and to attempt to use existing and acquired cable television systems to establish an enterprise that will be responsible for the overall management and financing of its cable and telecommunications interests. In pursuit of these strategic initiatives, Time Warner and the Entertainment Group announced or completed a number of transactions in 1995 and early 1996 that have had or are expected to have a significant effect on their results of operations and financial condition. Such transactions include:

      The September 1995 announcement of Time Warner's agreement to merge with TBS by acquiring the remaining 80% interest in TBS that it does not already own;

      The acquisitions by Time Warner of Summit, KBLCOM and CVI and related companies, and the formation by TWE of the TWE-Advance/Newhouse Partnership, which together strengthened the geographic clusters of the cable television systems and substantially increased the number of cable subscribers managed by Time Warner Cable (collectively, the 'Cable Transactions');

      The exchange of ITOCHU's and Toshiba's interests in TWE for equity interests in Time Warner (the 'ITOCHU/Toshiba Transaction');

      The refinancing of approximately $4 billion of public debt by Time Warner and the execution of a new $8.3 billion credit agreement, under which approximately $2.7 billion of debt assumed in the Cable Transactions was refinanced by subsidiaries of Time Warner and $2.6 billion of pre-existing bank debt was refinanced by TWE (the 'Debt Refinancings'); and

      The sale by Time Warner and the Entertainment Group of certain assets under an asset sales program, which raised approximately $1.6 billion on a combined basis for debt reduction, including the sale of 51% of TWE's interest in Six Flags (the 'Six Flags Transaction') and the sale or expected sale or transfer of certain unclustered cable television systems owned by TWE (the 'Unclustered Cable Transactions').

                                TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

The nature of these transactions and their impact on the results of operations and financial condition of Time Warner and the Entertainment Group are further discussed below.

TELECOMMUNICATIONS STRATEGY

     In 1994, Time Warner embarked on a strategy to expand its cable television business, leading to agreements to combine with or acquire cable television systems serving approximately 3.7 million subscribers. This strategy was based on management's expectation that there would be a signficant increase in the value of cable television systems related, in part, to a future convergence of the cable and telephone industries which would provide cable companies with an opportunity to operate large geographic clusters of cable television systems for purposes of maximizing the development and distribution of new and improved services on a cost efficient basis, such as increased channel capacity, high speed data transmission and telephony services.

     During 1995  and with  the  acquisition of  CVI  and related  companies  in
January 1996, Time Warner completed its plans for the expansion of its cable television business, thereby strengthening its geographic clusters of cable television systems as previously envisioned. Along with internal growth, the acquisitions of Summit, KBLCOM and CVI and related companies, as well as the formation of the TWE-Advance/Newhouse Partnership, increased the total number of subscribers under the management of Time Warner Cable to 11.7 million, as compared to 7.5 million subscribers at the end of 1994. Time Warner Cable has also extended its reach of cable television systems to neighborhoods passing 18 million homes or close to 20% of television homes in the U.S. In addition, there are now 35 geographic clusters of cable television systems serving over 100,000 subscribers each, including key markets such as New York City and State, central Florida and North Carolina. Time Warner does not currently plan to make any more significant acquisitions of cable television systems, but instead intends to continue to refine its geographic clusters by exchanging certain unclustered cable television systems for geographically-strategic ones or by selling non-strategic cable television systems as part of the Company's continuing asset sales program. Management continues to believe that the increased size and concentration of its subscriber base will provide for sustained revenue growth from new and improved services, and provide certain economies of scale relating to the upgrade of the technological capabilities of Time Warner Cable's cable television systems.

     Management believes that the future convergence of the cable and telephone industries has been substantially confirmed through various events within the industry, including the February 1996 enactment into law of sweeping telecommunications industry reform. Among other features, the Telecommunications Act of 1996 effectively removes regulatory barriers that historically prohibited cable television companies and local and long-distance telephone companies from competing in each other's business. In addition, the new law eliminates most cable rate pricing restrictions in 1999, and earlier under certain circumstances. Time Warner expects that the relaxation of cable rate regulation in 1999, along with permitted cable rate price increases for certain regulated services that went into effect on January 1, 1996 under a separate Time Warner agreement with the Federal Communications Commission (the 'FCC'), will provide enhanced pricing flexibility that will help finance its cable and telephony expansion plans.

     The next phase of Time Warner's telecommunications strategy is to simplify the structure of its cable and telecommunications properties by bringing such properties together, so far as practicable and on a tax-efficient basis, into an enterprise that will be responsible for the overall management and financing of these interests. The first step of this process was completed in 1995 when ITOCHU and Toshiba exchanged their interests in TWE for equity interests in Time Warner. The restructuring process depends, among other things, upon successful negotiations with U S WEST and certain creditors, and the receipt of franchise and other regulatory approvals. Accordingly, there can be no assurance that the effort will succeed. In the interim, as contemplated by the TWE-

                                TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

Advance/Newhouse Partnership agreement, Time Warner may transfer certain of its newly-acquired cable systems to the TWE-Advance/Newhouse Partnership on a tax-efficient basis. Such transfers, if they are made, are expected to be structured so that the systems will be transferred subject to a portion of Time Warner's debt, thereby reducing the financial leverage of Time Warner and increasing the under-leveraged capitalization of the TWE-Advance/Newhouse Partnership and consequently, TWE.

TBS TRANSACTION

     With the announcement in September 1995 of Time Warner's plan to merge with TBS, Time Warner has taken a strategic step that would further enhance Time Warner's interests in entertainment and news and information assets while improving the balance between such interests and its interests in the telecommunications business. The addition of TBS' news and entertainment programming networks, film and cartoon libraries, film production companies and sports franchises is expected to complement virtually all of Time Warner's business interests and expand the emphasis on growth through Time Warner's interests in its entertainment and news and information businesses.

     The TBS Transaction provides for the merger of each of Time Warner and TBS with separate subsidiaries of a holding company ('New Time Warner') that will combine, for financial reporting purposes, the consolidated net assets and operating results of Time Warner and TBS. Based on TBS' financial position and results of operations as of and for the year ended December 31, 1995, and giving pro forma effect to the TBS Transaction as if it had occurred on December 31, 1995 for balance sheet purposes and at the beginning of the year for statement of operations purposes, the incremental effect on Time Warner reflected in the combined pro forma financial statements of New Time Warner would have been (i) an increase in shareholder's equity of approximately $7.3 billion, principally due to the issuance by New Time Warner of approximately 177.8 million shares of common stock, (ii) an increase in long-term debt of approximately $2.5 billion due to the assumption of TBS' debt, (iii) an increase in goodwill of approximately $7.9 billion as a result of a preliminary allocation of the excess cost over the net book value of assets acquired, (iv) an increase in revenues of $3.4 billion, (v) an increase in EBITDA (as defined below) of $524 million, (vi) an increase in depreciation and amortization of $377 million, including approximately $200 million of noncash amortization of goodwill, (vii) an increase in operating income of $147 million, (viii) an increase in net loss of $111 million and (ix) a reduction in net loss per common share of $.12 per common share resulting from the dilutive effect of issuing 177.8 million shares of common stock.

     The TBS Transaction is subject to customary closing conditions, including the approval of the shareholders of TBS and of Time Warner, all necessary approvals of the FCC and appropriate antitrust approvals. There can be no assurance that all these approvals can be obtained or, in the case of governmental approvals, if obtained, will not be conditioned upon changes to the terms of the merger agreement or related agreements.

USE OF EBITDA

     The following comparative discussion of the results of operations and financial condition of Time Warner and the Entertainment Group includes, among other factors, an analysis of changes in the operating income of the business segments before depreciation and amortization ('EBITDA') in order to eliminate the effect on the operating performance of the music, filmed entertainment and cable businesses of significant amounts of amortization of intangible assets recognized in the $14 billion acquisition of WCI in 1989, the $1.3 billion acquisition of the ATC minority interest in 1992, the $1.4 billion acquisitions of KBLCOM and Summit in 1995 and other business combinations accounted for by the purchase method, including the $904 million acquisition

                                TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

of CVI and related companies in January 1996 and the proposed TBS merger with respect to certain discussions on a pro forma basis. Financial analysts generally consider EBITDA to be an important measure of comparative operating performance for the businesses of Time Warner and the Entertainment Group, and when used in comparison to debt levels or the coverage of interest expense, as a measure of liquidity. However, EBITDA should be considered in addition to, not as a substitute for, operating income, net income, cash flow and other measures of financial performance and liquidity reported in accordance with generally accepted accounting principles.

RESULTS OF OPERATIONS

1995 VS. 1994

     Time Warner had revenues of $8.067 billion, a loss of $124 million ($.46 per common share) before an extraordinary loss on the retirement of debt and a net loss of $166 million ($.57 per common share) in 1995, compared to revenues of $7.396 billion and a net loss of $91 million ($.27 per common share) in 1994.

     The increase in Time Warner's net loss in 1995 was principally related to a $42 million extraordinary loss on the retirement of debt ($.11 per common share) and $85 million in pretax losses ($52 million after taxes and $.13 per common share) related to certain businesses and joint ventures owned by the Music Division which were restructured or closed. As discussed more fully below, the increase in Time Warner's net loss in 1995 from such losses was principally mitigated by an overall increase in the fundamental operating income of Time Warner's business segments and increased income from its equity in the pretax income of the Entertainment Group, offset in part by a decrease in investment-related income and higher interest expense on approximately $1.3 billion of debt assumed in the cable acquisitions. The increase in Time Warner's net loss per common share in 1995 also related to an increase in preferred dividend requirements to $52 million from $13 million in 1994 as a result of the preferred stock issued in connection with the 1995 cable acquisitions and the ITOCHU/Toshiba Transaction.

     Time Warner's equity in the pretax income of the Entertainment Group was $256 million in 1995, compared to $176 million in 1994. As discussed more fully below, the Entertainment Group's operating results in 1995 reflect an overall increase in operating income generated by its business segments (including the contribution by the TWE-Advance/Newhouse Partnership) and an increase in investment-related income resulting from gains on the sale of certain unclustered cable systems and other investments, offset in part by minority interest expense related to the consolidation of the operating results of the TWE-Advance/Newhouse Partnership effective as of April 1, 1995.

     On a pro forma basis, giving effect to (i) the Cable Transactions, (ii) the ITOCHU/Toshiba Transaction, (iii) the Debt Refinancings, (iv) the Six Flags Transaction and (v) the Unclustered Cable Transactions, as if each of such transactions had occurred at the beginning of the periods, Time Warner would have reported for the years ended December 31, 1995 and 1994, revenues of $8.742 billion and $8.217 billion, depreciation and amortization of $935 million and $906 million, operating income of $656 million and $653 million, equity in the pretax income of the Entertainment Group of $286 million and $205 million, a loss before extraordinary item of $255 million and $266 million ($1.02 and $1.07 per common share) and a net loss of $297 million and $266 million ($1.13 and $1.07 per common share), respectively. The 1995 to 1994 comparison of pro forma results are similarly affected by any underlying historical trends that are unrelated to the transactions given pro forma effect to therein, such as the $85 million in pretax Music Division losses discussed above. The increase in pro forma over historical losses before extraordinary items for each period is principally the result of approximately $230 million in annualized noncash amortization of certain intangible assets recognized in the

                                TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

cable acquisitions which is not fully offset by the pro forma effects of other improved net operating results, a component of which is the pro forma benefit from the net addition of over $400 million in annualized EBITDA.

     On a pro forma basis, giving effect to (i) the formation of the TWE-Advance/Newhouse Partnership, (ii) the refinancing of approximately $2.6 billion of pre-existing bank debt, (iii) the consolidation of Paragon, (iv) the Six Flags Transaction and (v) the Unclustered Cable Transactions, as if each of such transactions had occurred at the beginning of the periods, the Entertainment Group would have reported for the years ended December 31, 1995 and 1994, revenues of $9.686 billion and $8.778 billion, depreciation and amortization of $1.078 billion and $1.038 billion, operating income of $994 million and $923 million, income before extraordinary item of $203 million and $171 million and net income of $179 million and $171 million, respectively. The 1995 to 1994 comparison of pro forma results are similarly affected by any underlying historical trends that are unrelated to the transactions given pro forma effect to therein. The increase in pro forma over historical net income for each period principally results from the pro forma effects of a full year contribution by the TWE-Advance/Newhouse Partnership, and interest savings associated with the refinancing of TWE's bank debt and lower debt levels resulting from asset sales.

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

     EBITDA and operating income for Time Warner and the Entertainment Group in 1995 and 1994 are as follows:

                                                                                    YEARS ENDED DECEMBER 31,
                                                                            ----------------------------------------
                                                                                 EBITDA           OPERATING INCOME
                                                                            ----------------    --------------------
                                                                             1995      1994       1995        1994
                                                                            ------    ------    --------    --------
                                                                                           (MILLIONS)
Time Warner:
Publishing...............................................................   $  476    $  430      $381        $347
Music(1).................................................................      690       720       321         366
Cable....................................................................       90        --        (5)         --
                                                                            ------    ------    --------    --------
Total....................................................................   $1,256    $1,150      $697        $713
                                                                            ------    ------    --------    --------
                                                                            ------    ------    --------    --------
Entertainment Group:
Filmed Entertainment.....................................................   $  490    $  430      $253        $219
Six Flags Theme Parks....................................................       60       135        29          56
Broadcasting-The WB Network..............................................      (66)       --       (66)         --
Programming-HBO..........................................................      293       257       274         237
Cable....................................................................    1,275       989       502         340
                                                                            ------    ------    --------    --------
Total....................................................................   $2,052    $1,811      $992        $852
                                                                            ------    ------    --------    --------
                                                                            ------    ------    --------    --------

------------

(1) Includes pretax losses of $85 million recorded in 1995 related to certain businesses and joint ventures owned by the Music Division which were restructured or closed.

                                TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

TIME WARNER

     Publishing.   Revenues  increased to  $3.722  billion, compared  to  $3.433 billion in 1994. EBITDA increased to $476 million from $430 million. Depreciation and amortization amounted to $95 million in 1995 and $83 million in 1994. Operating income increased to $381 million from $347 million. Revenues benefited from increases in magazine circulation, advertising and book revenues. Contributing to the revenue gain were increases achieved by People, Sports Illustrated, Fortune and book publisher Oxmoor House. EBITDA and operating income increased as a result of the revenue gains, offset in part by significantly higher postal and paper costs as a result of price increases.

     Music. Revenues increased to $4.196 billion, compared to $3.986 billion in 1994. EBITDA decreased to $690 million from $720 million. Depreciation and amortization, including amortization related to the purchase of WCI, amounted to $369 million in 1995 and $354 million in 1994. Operating income decreased to $321 million from $366 million. Operating results were adversely affected by $85 million in losses recorded in 1995 that related to certain businesses and joint ventures owned by the Music Division which were restructured or closed. Revenues for 1995 were negatively affected by certain reclassifications relating to third party, pressing and distribution arrangements and changes in the Music Division's ownership interests in certain investments and subsidiaries that resulted in changes from the consolidation to the equity method of accounting. Excluding the effects from such reclassifications and changes, revenues from the fundamental business increased by approximately 6%, principally as a result of increases in both domestic and international recorded music revenues and increased music publishing revenues. Domestic and international recorded music revenues benefited from a number of popular releases and an increase in the percentage of compact disc to total unit sales. Excluding the $85 million in losses, EBITDA increased, and operating income benefited, principally from the revenue gains and interest income on the resolution of a recorded music tax matter, offset in part by expenses incurred in connection with the settlement of certain employment contracts and lower results from direct marketing activities attributable to higher amortization of member acquisition costs.

     The losses relating to certain businesses and joint ventures that were restructured or closed are primarily related to Warner Music Enterprises, one of the Company's direct marketing efforts, and the write off of its related direct mail order assets that were not recoverable due to the closure of this business. Such closure was substantially completed in 1995 and will not require any significant, future cash outlays. The activities that will not be continued have not been material to historical operating results and are not expected to significantly affect the results of future operations.

     Cable. As a result of Time Warner's acquisitions of KBLCOM and Summit in 1995, cable operating results for 1995 included revenues of $172 million, EBITDA of $90 million, depreciation and amortization of $95 million and an operating loss of $5 million. Moderate operating losses are expected to continue in 1996 because of the full year effect of approximately $230 million of noncash amortization of certain intangible assets recognized in Time Warner's acquisitions of KBLCOM and Summit in 1995, and CVI and related companies in 1996.

     Interest and Other, Net. Interest and other, net, increased to $877 million in 1995, compared to $724 million in 1994. Interest expense increased to $877 million, compared to $769 million, principally as a result of approximately $1.3 billion of debt assumed in the cable acquisitions and higher short-term, floating-rates of interest paid on $2.6 billion notional amount of interest rate swap contracts. Other income, net, was immaterial in 1995, compared to $45 million in 1994, principally because of a decrease in investment-related income. Investment-related income in both periods consisted of gains on the sale of certain assets, including the sale of an interest in QVC, Inc. in 1995, which were offset by losses from reductions in the carrying value of certain investments taken in each period.

                                TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

ENTERTAINMENT GROUP

     Filmed Entertainment. Revenues increased to $5.078 billion, compared to $4.484 billion in 1994. EBITDA increased to $490 million from $430 million. Depreciation and amortization, including amortization related to the purchase of WCI, amounted to $237 million in 1995 and $211 million in 1994. Operating income increased to $253 million from $219 million. Revenues benefited from increases in worldwide theatrical, home video, consumer products and television distribution operations. Worldwide theatrical and domestic home video revenues in 1995 were led by the success of Batman Forever. EBITDA and operating income benefited from the revenue gains and increased income from licensing operations.

     Six Flags Theme Parks. As a result of TWE's sale of 51% of its interest in Six Flags, the operating results of Six Flags have been deconsolidated effective as of June 23, 1995 and TWE's remaining 49% interest in Six Flags is accounted for under the equity method of accounting. Accordingly, revenues decreased to $227 million, compared to $557 million in 1994. EBITDA decreased to $60 million from $135 million. Depreciation and amortization amounted to $31 million in 1995 and $79 million in 1994. Operating income decreased to $29 million from $56 million.

     Broadcasting-The WB Network. The WB Network was launched in January 1995, and generated $66 million of operating losses on $33 million of revenues. The operating loss was mitigated by a favorable legal settlement, as well as by funding from a limited partner admitted as of August 1995. Due to the start-up nature of this new national broadcast operation, losses are expected to continue.

     Programming-HBO. Revenues increased to $1.607 billion, compared to $1.513 billion in 1994. EBITDA increased to $293 million from $257 million. Depreciation and amortization amounted to $19 million in 1995 and $20 million in 1994. Operating income increased to $274 million from $237 million. Revenues benefited primarily from an increase in subscriptions to 29.7 million from 27 million at the end of 1994, as well as from higher pay-TV rates. EBITDA and operating income improved principally as a result of the revenue gains.

     Cable. Revenues increased to $3.094 billion, compared to $2.242 billion in 1994. EBITDA increased to $1.275 billion from $989 million. Depreciation and amortization, including amortization related to the purchase of WCI and the acquisition of the ATC minority interest, amounted to $773 million in 1995 and $649 million in 1994. Operating income increased to $502 million from $340 million. Revenues and operating results benefited from the formation of the TWE-Advance/Newhouse Partnership on April 1, 1995 and the consolidation of Paragon effective as of July 6, 1995. Excluding such effects, revenues benefited from an aggregate increase in basic cable and Primestar-related, direct broadcast satellite subscribers that approached 6% and increases in nonregulated revenues, including pay-TV, pay-per-view and advertising. Excluding the positive contributions from the TWE-Advance/Newhouse Partnership and the consolidation of Paragon, EBITDA and operating income increased as a result of the revenue gains, offset in part by the full year impact of the second round of cable rate regulations that went into effect in July 1994, higher start-up costs for telephony operations and, with respect to operating income only, higher depreciation and amortization relating to increased capital spending.

     Interest and Other, Net. Interest and other, net, decreased to $539 million in 1995, compared to $616 million in 1994. Interest expense increased to $579 million, compared to $567 million in 1994, principally as a result of higher short-term, floating-rates of interest paid on borrowings under TWE's former and existing bank credit agreements, offset in part by interest savings in the last quarter of 1995 on lower debt levels related to management's asset sales program. There was other income, net, of $40 million in 1995, compared to other expense, net, of $49 million in 1994, principally because of an increase in investment-related income related to gains on the sale of certain unclustered cable systems and other investments.

                                TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

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

     As discussed more fully below, the improvement in Time Warner's net loss in 1994 reflected an overall increase in operating income generated by its business segments and an increase in investment related income, offset in part by higher interest expense and lower income from Time Warner's equity in the pretax income of the Entertainment Group. The improvement in Time Warner's 1994 net loss also related to the absence of the extraordinary loss and one-time tax charge that were recorded in 1993. The improvement in Time Warner's net loss per common share in 1994 further resulted from a $105 million reduction in preferred dividend requirements relating to Time Warner's 1993 redemption or exchange of $5.6 billion of preferred stock for debt.

     Time Warner's equity in the pretax income of the Entertainment Group was $176 million in 1994, compared to $281 million in 1993. As discussed more fully below, the Entertainment Group's operating results in 1994 reflected an overall decrease in operating income generated by its business segments, principally relating to lower Cable results due to cable rate regulation, and an increase in investment-related and foreign currency contract losses, offset in part by an increase in interest income.

     EBITDA and operating income for Time Warner and the Entertainment Group in 1994 and 1993 are as follows:

                                                                                      YEARS ENDED DECEMBER 31,
                                                                                  --------------------------------
                                                                                                       OPERATING
                                                                                       EBITDA            INCOME
                                                                                  ----------------    ------------
                                                                                   1994      1993     1994    1993
                                                                                  ------    ------    ----    ----
                                                                                             (MILLIONS)
Time Warner:
Publishing.....................................................................   $  430    $  372    $347    $295
Music..........................................................................      720       643     366     296
                                                                                  ------    ------    ----    ----
Total..........................................................................   $1,150    $1,015    $713    $591
                                                                                  ------    ------    ----    ----
                                                                                  ------    ------    ----    ----
Entertainment Group:
Filmed Entertainment...........................................................   $  430    $  427    $219    $233
Six Flags Theme Parks..........................................................      135       122      56      53
Programming-HBO................................................................      257       230     237     213
Cable..........................................................................      989     1,035     340     406
                                                                                  ------    ------    ----    ----
Total..........................................................................   $1,811    $1,814    $852    $905
                                                                                  ------    ------    ----    ----
                                                                                  ------    ------    ----    ----

TIME WARNER

     Publishing.   Revenues  increased to  $3.433  billion, compared  to  $3.270 billion in 1993. EBITDA increased to $430 million from $372 million. Depreciation and amortization amounted to $83 million in 1994 and $77 million in 1993. Operating income increased to $347 million from $295 million. Revenues benefited principally from increases in magazine advertising and circulation revenues, which were aided in part by several special

                                TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

issues during 1994. Significant revenue gains were achieved by People, Sports Illustrated and Southern Living. EBITDA, operating income and operating margins improved principally as a result of the revenue gains and continued cost containment.

     Music. Revenues increased to $3.986 billion, compared to $3.334 billion in 1993. EBITDA increased to $720 million from $643 million. Depreciation and amortization, including amortization related to the purchase of WCI, amounted to $354 million in 1994 and $347 million in 1993. Operating income increased to $366 million from $296 million. The revenue growth resulted from increases in both domestic and international recorded music revenues, which benefited from a number of popular releases during the year and an increase in the percentage of compact disc to total unit sales, and increased music publishing revenues. EBITDA and operating income benefited from these revenue gains and increased results from direct marketing activities attributable to new members and lower amortization of member acquisition costs, offset in part by costs associated with the reorganization of the domestic music companies and continuing investment in new business ventures.

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

ENTERTAINMENT GROUP

     Filmed Entertainment. Revenues increased to $4.484 billion, compared to $4.032 billion in 1993. EBITDA increased to $430 million from $427 million. Depreciation and amortization, including amortization related to the purchase of WCI, amounted to $211 million in 1994 and $194 million in 1993. Operating income decreased to $219 million from $233 million. Worldwide home video, syndication and consumer products revenues increased at Warner Bros., offset in part by lower worldwide theatrical revenues. EBITDA and operating income margins decreased principally as a result of lower theatrical results in comparison to the exceptionally strong theatrical results in 1993.

     Six Flags Theme Parks. Revenues increased to $557 million, compared to $533 million in 1993. EBITDA increased to $135 million from $122 million. Depreciation and amortization amounted to $79 million in 1994 and $69 million in 1993. Operating income increased to $56 million from $53 million. Revenues increased as a result of overall attendance growth and higher revenues per visitor. EBITDA and operating income improved principally as a result of the revenue gains.

     Programming-HBO. Revenues increased to $1.513 billion, compared to $1.441 billion in 1993. EBITDA increased to $257 million from $230 million. Depreciation and amortization amounted to $20 million in 1994 and $17 million in 1993. Operating income increased to $237 million from $213 million. Revenues benefited from an increase in subscriptions and higher pay-TV rates. EBITDA, operating income and operating margins improved principally as a result of the revenue gains.

                                TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

     Cable. Revenues increased to $2.242 billion, compared to $2.208 billion in 1993. EBITDA decreased to $989 million from $1.035 billion. Depreciation and amortization, including amortization related to the purchase of WCI and the acquisition of the ATC minority interest, amounted to $649 million in 1994 and $629 million in 1993. Operating income decreased to $340 million from $406 million. Revenues and operating results in 1994 were adversely affected by two rounds of cable rate regulation that in general reduced the rates cable operators are allowed to charge for regulated services, the first of which went into effect in September 1993 and the second of which went into effect in July 1994. The unfavorable effects of rate regulation were offset in part by an increase in subscribers and nonregulated revenues. Actions that were undertaken to mitigate the impact of rate regulation included a number of cost containment measures and a continued emphasis on near and long-term strategies to increase revenues from unregulated services.

     Interest and Other, Net. Interest and other, net, increased to $616 million in 1994, compared to $564 million in 1993. Interest expense decreased to $567 million, compared with $580 million in 1993. There was other expense, net, of $49 million in 1994, compared to other income, net, of $16 million in 1993. Investment-related and foreign currency contract losses in 1994 exceeded an increase in interest income on higher cash balances and the interest-bearing note receivable from U S WEST. In 1993, other income, net, benefited from a gain on the sale of certain assets and other investment-related income, which more than offset investment losses.

FINANCIAL CONDITION AND LIQUIDITY

DECEMBER 31, 1995

TIME WARNER

1995 FINANCIAL CONDITION

     Time Warner had $9.9 billion of debt, $949 million of mandatorily redeemable preferred securities of subsidiaries, $1.2 billion of cash and equivalents (net debt of $8.7 billion), and $3.7 billion of shareholders' equity at December 31, 1995, compared to $9.2 billion of debt, $282 million of cash and equivalents (net debt of $8.9 billion), and $1.1 billion of shareholders' equity at December 31, 1994. The increase in debt principally reflects the assumption of approximately $1.3 billion of debt related to the Cable Transactions, offset in part by debt reductions using proceeds raised from the asset sales program, including proceeds from the issuance of the PERCS which monetized Time Warner's 14% investment in Hasbro. The increase in mandatorily redeemable preferred securities of subsidiaries reflects the issuance in 1995 of the PERCS and Preferred Trust Securities, the proceeds of which were used to reduce certain indebtedness of Time Warner. The noncurrent cash and equivalents consist of the net proceeds received from the issuance of the Preferred Trust Securities in December 1995, which were used in the redemption of the 8.75% Convertible Debentures in early 1996. The increase in shareholders' equity reflects the issuance in 1995 of approximately 2.5 million shares of common stock and approximately 29.3 million shares of preferred stock in connection with the ITOCHU/Toshiba Transaction and the acquisitions of KBLCOM and Summit. On a combined basis (Time Warner and the Entertainment Group together), there was $14.7 billion of net debt at December 31, 1995, compared to $15 billion of net debt at the beginning of the year.

INVESTMENT IN TWE

     Time Warner's investment in TWE at December 31, 1995 consists of 74.49% of TWE's pro rata priority capital and residual equity capital, and 100% of TWE's senior priority capital and junior priority capital. Such priority capital interests provide Time Warner, and with respect to the pro rata priority capital only, U S WEST, with certain priority claims to the net partnership income of TWE and distributions of TWE partnership capital,

                                TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

including certain priority distributions of partnership capital in the event of liquidation or dissolution of TWE. Each level of priority capital interest provides for an annual rate of return equal to or exceeding 8%, including an above-market 13.25% annual rate of return (11.25% to the extent concurrently distributed) related to Time Warner's junior priority capital interest, which represents Cumulative Priority Capital of $4.6 billion at December 31, 1995. While the TWE partnership agreement contemplates the reinvestment of significant partnership cash flows in the form of capital expenditures and otherwise provides for certain other restrictions that are expected to limit cash distributions on partnership interests for the foreseeable future, Time Warner's $1.4 billion senior priority capital interest and, to the extent not previously distributed, partnership income allocated thereto (based on an 8% annual rate of return) is required to be distributed to Time Warner in three annual installments beginning on July 1, 1997. In 1995, Time Warner received a $366 million cash distribution from TWE representing the priority capital return allocated to its senior priority capital interest through June 30, 1995.

CREDIT AGREEMENT REFINANCINGS

     In connection with the Cable Transactions, TWI Cable, TWE and the TWE-Advance/Newhouse Partnership executed a five-year revolving credit facility in June 1995. The New Credit Agreement enabled such entities to refinance certain indebtedness assumed in the Cable Transactions, to refinance TWE's indebtedness under a pre-existing bank credit agreement and to finance the ongoing working capital, capital expenditure and other corporate needs of each borrower.

     The New Credit Agreement permits borrowings in an aggregate amount of up to $8.3 billion, with no scheduled reductions in credit availability prior to maturity. Borrowings are limited to $4 billion in the case of TWI Cable, $5 billion in the case of the TWE-Advance/Newhouse Partnership and $8.3 billion in the case of TWE, subject in each case to certain limitations and adjustments. Such borrowings bear interest at specific rates for each of the three borrowers, generally equal to LIBOR plus a margin initially ranging from 50 to 87.5 basis points, which margin will vary based on the credit rating or financial leverage of the applicable borrower. Unused credit is available for general business purposes and to support any commercial paper borrowings. Each borrower is required to pay a commitment fee initially ranging from .2% to .35% per annum on the unused portion of its commitment. TWI Cable may also be required to pay an annual facility fee equal to .1875% of the entire amount of its commitment, depending on the level of its financial leverage in any given year. The New Credit Agreement contains certain covenants for each borrower relating to, among other things, additional indebtedness; liens on assets; cash flow coverage and leverage ratios; and loans, advances, distributions and other cash payments or transfers of assets from the borrowers to their respective partners or affiliates.

     In July 1995, TWI Cable borrowed approximately $1.2 billion under the New Credit Agreement to refinance certain indebtedness assumed or incurred in the acquisition of KBLCOM, and TWE borrowed approximately $2.6 billion to repay and terminate its pre-existing bank credit agreement. An additional $1.5 billion was borrowed by TWI Cable under the New Credit Agreement in January 1996 to refinance certain indebtedness assumed or incurred in the acquisition of CVI and related companies.

PUBLIC DEBT REFINANCINGS

     In 1995 and early 1996, Time Warner refinanced approximately $4 billion of its public debt, thereby increasing its financial flexibility through lowering interest rates, extending debt maturities and eliminating potential dilution from the conversion of its 8.75% Convertible Debentures into 46.6 million shares of common stock. The outstanding 8.75% Convertible Debentures were redeemed in two tranches: $1 billion principal amount in September 1995 for $1.06 billion (including redemption premiums and accrued interest) and the

                                TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

remaining $1.2 billion principal amount in February 1996 for $1.28 billion (including redemption premiums and accrued interest). The September 1995 redemption was financed with proceeds from a $500 million issuance of 7.75% ten-year notes in June 1995, proceeds from a $374 million issuance of the PERCS in August 1995 and available cash and equivalents. The February 1996 redemption was financed with proceeds from a $575 million issuance of the Preferred Trust Securities in December 1995 and proceeds from a $750 million issuance of certain debentures in January 1996. In connection therewith, Time Warner recognized an extraordinary loss of $26 million in February 1996.

     In August 1995, Time Warner redeemed all of its $1.8 billion principal amount of outstanding Reset Notes in exchange for new securities, consisting of approximately $454 million aggregate principal amount of Floating Rate Notes due August 15, 2000, approximately $272 million aggregate principal amount of 7.975% Notes due August 15, 2004, approximately $545 million aggregate principal amount of 8.11% Debentures due August 15, 2006, and approximately $545 million aggregate principal amount of 8.18% Debentures due August 15, 2007.

ASSET SALES

     As part of a continuing strategy to enhance the financial position and credit statistics of Time Warner and the Entertainment Group, an asset sales program was initiated in 1995. Including the sale of 51% of TWE's interest in Six Flags in June 1995, the sale of an interest in QVC, Inc. in February 1995, the sale or expected sale of certain unclustered cable systems and the proceeds raised from the monetization of Time Warner's investment in Hasbro in August 1995, Time Warner and the Entertainment Group on a combined basis have completed or entered into transactions that raised approximately $1.6 billion for debt reduction, all of which were completed in 1995 except for certain transactions aggregating approximately $170 million which are expected to close in 1996.

CREDIT STATISTICS

     The combination of asset sales and debt refinancings is intended to strengthen the financial position of Time Warner and the Entertainment Group and, when taken together with EBITDA growth, is expected to continue the improvement of Time Warner's overall credit statistics. These credit statistics consist of commonly-used liquidity measures such as leverage and coverage ratios. The leverage ratio represents the ratio of total debt, less cash ('Net debt') to total business segment EBITDA, less corporate expenses ('Adjusted EBITDA'). The coverage ratio represents the ratio of Adjusted EBITDA to total interest expense and/or preferred dividends. Those ratios, on a pro forma basis for 1995 and on an historical basis for 1994 and 1993, are as set forth below for each of Time Warner and Time Warner and the Entertainment Group combined. Certain rating agencies and other credit analysts place more emphasis on the combined ratios while others place more emphasis on the Time Warner stand-alone ratios. It should be understood, however, that the assets of the Entertainment Group are not freely available to fund the cash needs of Time Warner.

                                                                                                       HISTORICAL
                                                                                         PRO FORMA    ------------
                                                                                          1995(A)     1994    1993
                                                                                         ---------    ----    ----
Time Warner:
Net debt/Adjusted EBITDA..............................................................      7.0x      8.3x    9.8x
Adjusted EBITDA/Interest (b)..........................................................      1.6x      1.4x    1.3x
Adjusted EBITDA/Interest and preferred dividends (b)(c)...............................      1.3x      1.4x    1.2x

Time Warner and Entertainment Group combined:
Net debt/Adjusted EBITDA..............................................................      4.7x      5.3x    5.6x
Adjusted EBITDA/Interest (b)..........................................................      2.4x      2.1x    2.1x
Adjusted EBITDA/Interest and preferred dividends (b)(c)...............................      2.1x      2.1x    1.9x

                                                        (footnotes on next page)

                                TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

(footnotes from previous page)

(a) Pro forma ratios for 1995 give effect to the Cable Transactions, the ITOCHU/Toshiba Transaction, the Debt Refinancings, the Six Flags Transaction and the Unclustered Cable Transactions, and with respect to Time Warner and the Entertainment Group combined only, the consolidation of Paragon, as if each of such transactions occurred at the beginning of 1995. Although not reflected therein, the TBS Transaction is not expected to significantly affect the pro forma ratios presented above. Historical ratios for 1995 are not meaningful and have not been presented because they reflect the operating results of acquired or disposed entities for only a portion of the year in comparison to year-end net debt levels.

(b) Excludes interest of $28 million in 1995 and $12 million in 1994 which was paid to TWE in connection with borrowings under Time Warner's $400 million credit agreement with TWE.

(c) Includes preferred dividends of $11 million in 1995 in connection with Company-obligated mandatorily redeemable preferred securities of subsidiaries and on a pro forma basis, an incremental $91 million of preferred dividends related to the preferred stock issued in the Cable Transactions and the ITOCHU/Toshiba Transaction.

CASH FLOWS

     During 1995, Time Warner's cash provided by operations amounted to $1.051 billion and reflected $1.256 billion of EBITDA from its Publishing, Music and Cable businesses, $1.063 billion of net distributions from TWE and $35 million from the securitization of receivables, less $659 million of interest payments, $278 million of income taxes, $74 million of corporate expenses and $292 million related to an increase in other working capital requirements, balance sheet accounts and noncash items. Cash provided by operations of $473 million in 1994 reflected $1.150 billion of EBITDA from the Publishing and Music businesses, $120 million of net distributions from TWE, $179 million from the securitization of receivables, less $539 million of interest payments, $339 million of income taxes, $76 million of corporate expenses and $22 million related to an increase in other working capital requirements, balance sheet accounts and noncash items.

     Cash used by investing activities, excluding investment proceeds, increased to $647 million in 1995, compared to $351 million in 1994, principally as a result of higher investment spending by Time Warner's business segments. As a result of management's asset sales program, investment proceeds increased to $376 million in 1995, compared to $118 million in 1994.

     Cash provided by financing activities was $123 million in 1995, compared to cash used by financing activities of $158 million in 1994, principally as a result of the receipt of proceeds from the issuance of the Preferred Trust Securities in December 1995, offset in part by the use of available cash and equivalents to redeem a portion of the 8.75% Convertible Debentures in September 1995. In addition, cash dividends paid increased to $171 million in 1995, compared to $142 million in 1994.

     The assets and cash flows of TWE are restricted by the TWE partnership agreement and are unavailable to Time Warner except through the payment of certain fees, reimbursements, cash distributions and loans, which are subject to limitations. Under the New Credit Agreement, TWE and TWI Cable are permitted to incur additional indebtedness to make loans, advances, distributions and other cash payments to Time Warner, subject to their respective compliance with the cash flow coverage and leverage ratio covenants contained therein.

     Management believes that Time Warner's operating cash flow, cash and marketable securities and additional borrowing capacity are sufficient to fund its capital and liquidity needs for the foreseeable future without distributions and loans from TWE above those permitted by existing agreements.

                                TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

ENTERTAINMENT GROUP

1995 FINANCIAL CONDITION

     The financial condition of the Entertainment Group, principally TWE, at December 31, 1995 was affected by the formation of the TWE-Advance/Newhouse Partnership, the Six Flags Transaction and the consolidation of Paragon. The Entertainment Group had $6.2 billion of debt, $1.4 billion of Time Warner General Partners' senior priority capital and $6.6 billion of partners' capital (net of the $169 million uncollected portion of the note receivable from U S
WEST) at December 31, 1995, compared to $7.2 billion of debt, $1.7 billion of Time Warner General Partners' senior priority capital and $6.5 billion of partners' capital at December 31, 1994. The $1 billion reduction in debt resulted principally from the Six Flags Transaction. In addition, principally as a result of the payment of over $1 billion of distributions to Time Warner in 1995, cash and equivalents decreased to $209 million at December 31, 1995, compared to $1.1 billion at December 31, 1994, reducing the debt-net-of-cash amounts for the Entertainment Group to $6 billion and $6.1 billion, respectively.

CREDIT STATISTICS

     Principally as a result of the formation of the TWE-Advance/Newhouse Partnership and the Six Flags Transaction, the Entertainment Group's leverage and coverage ratios improved in 1995 on a pro forma basis, as set forth below:

                                                                                                       HISTORICAL
                                                                                         PRO FORMA    ------------
                                                                                          1995(A)     1994    1993
                                                                                         ---------    ----    ----
Net debt/Adjusted EBITDA..............................................................      3.0x      3.5x    3.3x
Adjusted EBITDA/Interest..............................................................      3.8x      3.1x    3.0x

------------

(a) Pro forma ratios for 1995 give effect to the formation of the TWE-Advance/Newhouse Partnership, the refinancing of approximately $2.6 billion of pre-existing bank debt, the consolidation of Paragon, the Six Flags Transaction and the Unclustered Cable Transactions, as if each of such transactions had occurred at the beginning of 1995. Historical ratios for 1995 are not meaningful and have not been presented because they reflect the operating results of acquired or disposed entities for only a portion of the year in comparison to year-end net debt levels.

     Such ratios may be adversely affected upon the transfer of certain of Time Warner's newly-acquired cable systems to the TWE-Advance/Newhouse Partnership, which, if completed, is expected to be structured so that the systems will be transferred subject to a portion of Time Warner's debt, thereby reducing the financial leverage of Time Warner and increasing the under-leveraged capitalization of the TWE-Advance/Newhouse Partnership and consequently, TWE.

CASH FLOWS

     In 1995, the Entertainment Group's cash provided by operations amounted to $1.495 billion and reflected $2.052 billion of EBITDA from the Filmed Entertainment, Six Flags Theme Parks, Broadcasting-The WB Network, Programming-HBO and Cable businesses and $159 million related to a reduction in working capital requirements, other balance sheet accounts and noncash items, less $577 million of interest payments, $75 million of income taxes and $64 million of corporate expenses. Cash provided by operations of $1.341 billion in 1994 reflected $1.811 billion of business segment EBITDA and $180 million related to a reduction in working capital requirements, other balance sheet accounts and noncash items, less $521 million of interest payments, $69 million of income taxes and $60 million of corporate expenses.

                                TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

     Cash used by investing activities decreased to $750 million in 1995, compared to $1.770 billion in 1994, principally as a result of a $1.1 billion increase in investment proceeds relating to management's asset sales program. Capital expenditures increased to $1.653 billion in 1995, compared to $1.235 billion in 1994, principally as a result of higher capital spending by the Cable Division.

     Cash used by financing activities was $1.607 billion in 1995, compared to cash provided by financing activities of $162 million in 1994, principally as a result of an approximate $1 billion reduction in debt in 1995 and a $943 million increase in distributions paid to Time Warner, offset in part by a $368 million increase in collections on the note receivable from U S WEST that were used to partially finance the capital spending requirements of the Cable Division.

     Management believes that TWE's operating cash flow, cash and equivalents, collections on the U S WEST Note and additional borrowing capacity are sufficient to fund its capital and liquidity needs for the foreseeable future.

CABLE CAPITAL SPENDING

     Since the beginning of 1994, Time Warner Cable has been engaged in a plan to upgrade the technological capability and reliability of its cable television systems and develop new services, which it believes will position the business for sustained, long-term growth. Capital spending by Time Warner Cable, including the cable operations of both Time Warner and TWE, amounted to $1.349 billion in 1995, compared to $778 million in 1994, and was financed in part through collections on the note receivable from U S WEST of $602 million in 1995 and $234 million in 1994. Cable capital spending for 1996 is budgeted to be approximately $1.6 billion and is expected to be funded principally by cable operating cash flow and $169 million of collections on the remaining portion of the note receivable from U S WEST. In exchange for certain flexibility in establishing cable rate pricing structures for regulated services that went into effect on January 1, 1996 and consistent with Time Warner Cable's long-term strategic plan, Time Warner Cable has agreed with the FCC to invest a total of $4 billion in capital costs in connection with the upgrade of its cable infrastructure, which is expected to be substantially completed over the next five years. The agreement with the FCC covers all of the cable operations of Time Warner Cable, including the owned or managed cable television systems of Time Warner, TWE and the TWE-Advance/Newhouse Partnership. Management expects to continue to finance such level of investment principally through the growth in cable operating cash flow derived from increases in subscribers and cable rates, borrowings under the New Credit Agreement and the development of new revenue streams from expanded programming options, high speed data transmission, telephony and other services.

OFF-BALANCE SHEET ASSETS

     As discussed below, Time Warner believes that the value of certain off-balance sheet assets should be considered, along with other factors discussed elsewhere herein, in evaluating the Company's financial condition and prospects for future results of operations, including its ability to fund its capital and liquidity needs.

INTANGIBLE ASSETS

     As a creator and distributor of branded information and entertainment copyrights, Time Warner and the Entertainment Group have a significant amount of internally-generated intangible assets whose value is not fully reflected in their respective consolidated balance sheets. Such intangible assets extend across Time Warner's principal business interests, but are best exemplified by Time Warner's collection of copyrighted music product,

                                TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

its interests in Warner Bros.' and HBO's copyrighted film and television product libraries, and the creation or extension of brands, as in the case of Time Inc.'s new magazine titles or The WB Network. Generally accepted accounting principles do not recognize the value of such assets, except at the time they may be acquired in a business combination accounted for by the purchase method of accounting.

     Because Time Warner owns the copyrights to such creative material, it continually generates revenue through the sale of such products across different media and in new and existing markets. The value of film and television-related copyrighted product and trademarks is continually realized by the licensing of films and television series to secondary markets and the licensing of trademarks, such as the Looney Tunes characters and Batman, to the retail industry and other markets. In addition, technological advances, such as the introduction of the compact disc and home videocassette in the 1980's and potentially the digital versatile disc in the future, have historically generated significant revenue opportunities through the repackaging and sale of such copyrighted products under the new technological format. Accordingly, such intangible assets have significant off-balance sheet asset value that is not fully reflected in the consolidated balance sheets of Time Warner or the Entertainment Group.

WARNER BROS. BACKLOG

     Warner Bros.' backlog, representing the amount of future revenue not yet recorded from cash contracts for the licensing of theatrical and television product for pay cable, network, basic cable and syndicated television exhibition, amounted to $1.056 billion at December 31, 1995, compared to $852 million at December 31, 1994 (including amounts relating to HBO of $175 million at each date). Because such contracts are for the licensing of theatrical and television product which have already been produced, the recognition of revenue is principally only dependent upon the commencement of the availability period for telecast under the terms of the related licensing agreement. In addition, cash licensing fees are collected periodically over the term of the related licensing agreements. Accordingly, the portion of backlog for which cash advances have not already been received has significant off-balance sheet asset value as a source of future funding. The backlog excludes advertising barter contracts, which are also expected to result in the future realization of cash through the sale of advertising spots received under such contracts.

INTEREST RATE AND FOREIGN CURRENCY RISK MANAGEMENT

INTEREST RATE SWAP CONTRACTS

     Time Warner uses interest rate swap contracts to adjust the proportion of total debt that is subject to variable and fixed interest rates. At December 31, 1995, Time Warner had interest rate swap contracts to pay floating-rates of interest (average six-month LIBOR rate of 5.9%) and receive fixed-rates of interest (average rate of 5.4%) on $2.6 billion notional amount of indebtedness, which resulted in approximately 43% of Time Warner's underlying debt, and 41% of the debt of Time Warner and the Entertainment Group combined, being subject to variable interest rates. The notional amount of outstanding contracts at December 31, 1995 by year of maturity, along with the related average fixed-rates of interest to be received and the average floating-rates of interest to be paid, are as follows: 1996-$300 million (receive-4.6%; pay-5.9%); 1998-$700 million (receive-5.5%; pay-5.8%); 1999-$1.2 billion (receive-5.5%;
pay-5.9%); and 2000-$400 million (receive-5.5%; pay-5.9%). At December 31, 1994,
Time Warner had interest rate swap contracts on $2.9 billion notional amount of indebtedness.

                                TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

     Based on the level of interest rates prevailing at December 31, 1995, the fair value of Time Warner's fixed-rate debt exceeded its carrying value by $407 million and it would have cost $9 million to terminate the related interest rate swap contracts, which combined is the equivalent of an unrealized loss of $416 million. Based on Time Warner's fixed-rate debt and related interest rate swap contracts outstanding at December 31, 1995, each 25 basis point increase or decrease in the level of interest rates prevailing at December 31, 1995 would result in a net reduction or increase in the combined unrealized loss of approximately $185 million, respectively, including respective costs or savings of $16 million to terminate the related interest rate swap contracts. Based on the level of interest rates prevailing at December 31, 1994, the fair value of Time Warner's fixed-rate debt was $572 million less than its carrying value and it would have cost $236 million to terminate its interest rate swap contracts, which combined was the equivalent of an unrealized gain of $336 million. Unrealized gains or losses on debt or interest rate swap contracts are not recognized unless the debt is retired or the contracts are terminated prior to their maturity.

     Although changes in the unrealized gains or losses on interest rate swap contracts and debt do not result in the realization or expenditure of cash unless the contracts are terminated or the debt is retired, each 25 basis point increase or decrease in the level of interest rates related to Time Warner's variable-rate debt and interest rate swap contracts would respectively increase or decrease Time Warner's annual interest expense and related cash payments by approximately $12 million, including $7 million related to interest rate swap contracts.

FOREIGN EXCHANGE CONTRACTS

     Time Warner uses foreign exchange contracts primarily to hedge the risk that unremitted or future royalties and license fees owed to Time Warner or TWE domestic companies for the sale or anticipated sale of U.S. copyrighted products abroad may be adversely affected by changes in foreign currency exchange rates. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, Time Warner hedges a portion of its and TWE's combined foreign currency exposures anticipated over the ensuing twelve month period. At December 31, 1995, Time Warner has effectively hedged approximately half of the combined estimated foreign currency exposures that principally relate to anticipated cash flows to be remitted to the U.S. over the ensuing twelve month period, using foreign exchange contracts that generally have maturities of three months or less, which are generally rolled over to provide continuing coverage throughout the year. Time Warner often closes foreign exchange sale contracts by purchasing an offsetting purchase contract. At December 31, 1995, Time Warner had contracts for the sale of $504 million and the purchase of $140 million of foreign currencies at fixed rates, primarily English pounds (29% of net contract value), German marks (19%), Canadian dollars (16%), French francs (16%) and Japanese yen (5%), compared to contracts for the sale of $551 million and the purchase of $109 million of foreign currencies at December 31, 1994.

     Unrealized gains or losses related to foreign exchange contracts are recorded in income as the market value of such contracts change; accordingly, the carrying value of foreign exchange contracts approximates market value. The carrying value of foreign exchange contracts was not material at December 31, 1995 and 1994. No cash is required to be received or paid with respect to the realization of such gains and losses until the related foreign exchange contracts are settled, generally at their respective maturity dates. In 1995 and 1994, Time Warner had $20 million and $33 million, respectively, and TWE had $11 million and $20 million, respectively, of net losses on foreign exchange contracts, which were or are expected to be offset by corresponding increases in the dollar value of foreign currency royalties and license fee payments that have been or are anticipated to be received in cash from the sale of U.S. copyrighted products abroad. Time Warner reimburses or is reimbursed by TWE for contract gains and losses related to TWE's foreign currency exposure. Foreign currency contracts are placed with a number of major financial institutions in order to minimize credit risk.

                                TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

     Based on the foreign exchange contracts outstanding at December 31, 1995, each 5% devaluation of the U.S. dollar as compared to the level of foreign exchange rates for currencies under contract at December 31, 1995 would result in approximately $25 million of unrealized losses and $7 million of unrealized gains on foreign exchange contracts involving foreign currency sales and purchases, respectively. Conversely, a 5% appreciation of the U.S. dollar would result in $25 million of unrealized gains and $7 million of unrealized losses, respectively. At December 31, 1995, none of Time Warner's foreign exchange purchase contracts relates to TWE's foreign currency exposure. However, with regard to the $25 million of unrealized losses or gains on foreign exchange sale contracts, Time Warner would be reimbursed by TWE, or would reimburse TWE, respectively, for approximately $6 million related to TWE's foreign currency exposure. Consistent with the nature of the economic hedge provided by such foreign exchange contracts, such unrealized gains or losses would be offset by corresponding decreases or increases, respectively, in the dollar value of future foreign currency royalty and license fee payments that would be received in cash within the ensuing twelve month period from the sale of U.S. copyrighted products abroad.

                                TIME WARNER INC.
                           CONSOLIDATED BALANCE SHEET
                                  DECEMBER 31,
                      (MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                                                  1995         1994
                                                                                                 -------      -------

ASSETS
CURRENT ASSETS
Cash and equivalents..........................................................................   $   628      $   282
Receivables, less allowances of $786 and $768.................................................     1,755        1,439
Inventories...................................................................................       443          370
Prepaid expenses..............................................................................       894          726
                                                                                                 -------      -------
Total current assets..........................................................................     3,720        2,817

Cash and equivalents segregated for redemption of long-term debt..............................       557           --
Investments in and amounts due to and from Entertainment Group................................     5,734        5,350
Other investments.............................................................................     2,389        1,555

Land and buildings............................................................................       431          412
Cable television equipment....................................................................       361           --
Furniture, fixtures and other equipment.......................................................     1,196          998
                                                                                                 -------      -------
                                                                                                   1,988        1,410
Less accumulated depreciation.................................................................      (869)        (657)
                                                                                                 -------      -------
Property, plant and equipment.................................................................     1,119          753

Music catalogues, contracts and copyrights....................................................     1,140        1,207
Cable television franchises...................................................................     1,696           --
Goodwill......................................................................................     5,213        4,630
Other assets..................................................................................       564          404
                                                                                                 -------      -------
Total assets..................................................................................   $22,132      $16,716
                                                                                                 -------      -------
                                                                                                 -------      -------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable..............................................................................   $   672      $   648
Royalties payable.............................................................................       755          731
Debt due within one year......................................................................        34          355
Other current liabilities.....................................................................     1,566        1,238
                                                                                                 -------      -------
Total current liabilities.....................................................................     3,027        2,972

Long-term debt................................................................................     9,907        8,839
Deferred income taxes.........................................................................     3,420        2,700
Unearned portion of paid subscriptions........................................................       654          631
Other liabilities.............................................................................       508          426
Company-obligated mandatorily redeemable preferred securities of subsidiaries
  holding solely subordinated notes and debentures of the Company (a).........................       949           --

SHAREHOLDERS' EQUITY
Preferred stock, $1 par value, 250 million shares authorized, 29.7 million and 962 thousand shares
  outstanding, $2.994 billion and $140 million liquidation preference.........................        30            1
Common stock, $1 par value, 750 million shares authorized, 387.7 million and 379.3 million
  shares outstanding..........................................................................       388          379
Paid-in capital...............................................................................     5,422        2,588
Unrealized gains on certain marketable securities.............................................       116          130
Accumulated deficit...........................................................................    (2,289)      (1,950)
                                                                                                 -------      -------
Total shareholders' equity....................................................................     3,667        1,148
                                                                                                 -------      -------
Total liabilities and shareholders' equity....................................................   $22,132      $16,716
                                                                                                 -------      -------
                                                                                                 -------      -------

------------
(a) Includes $374 million of preferred securities that are redeemable for cash or, at Time Warner's option, approximately 12.1 million shares of Hasbro, Inc. common stock owned by Time Warner (Note 8).

See accompanying notes.

                                TIME WARNER INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                            YEARS ENDED DECEMBER 31,
                      (MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                                          1995        1994        1993
                                                                                         ------      ------      ------
Revenues (a)..........................................................................   $8,067      $7,396      $6,581
                                                                                         ------      ------      ------

Cost of revenues (a)(b)...............................................................    4,682       4,307       3,780
Selling, general and administrative (a)(b)............................................    2,688       2,376       2,210
                                                                                         ------      ------      ------

Operating expenses....................................................................    7,370       6,683       5,990
                                                                                         ------      ------      ------

Business segment operating income.....................................................      697         713         591
Equity in pretax income of Entertainment Group(a).....................................      256         176         281
Interest and other, net (a)...........................................................     (877)       (724)       (718)
Corporate expenses (a)................................................................      (74)        (76)        (73)
                                                                                         ------      ------      ------

Income before income taxes............................................................        2          89          81
Income taxes..........................................................................     (126)       (180)       (245)
                                                                                         ------      ------      ------
Loss before extraordinary item........................................................     (124)        (91)       (164)
Extraordinary loss on retirement of debt, net of $26 million and $37 million
  income tax benefit in 1995 and 1993, respectively...................................      (42)         --         (57)
                                                                                         ------      ------      ------
Net loss..............................................................................     (166)        (91)       (221)
Preferred dividend requirements.......................................................      (52)        (13)       (118)
                                                                                         ------      ------      ------

Net loss applicable to common shares..................................................   $ (218)     $ (104)     $ (339)
                                                                                         ------      ------      ------
                                                                                         ------      ------      ------
Loss per common share:
Loss before extraordinary item........................................................   $ (.46)     $ (.27)     $ (.75)
                                                                                         ------      ------      ------
                                                                                         ------      ------      ------

Net loss..............................................................................   $ (.57)     $ (.27)     $ (.90)
                                                                                         ------      ------      ------
                                                                                         ------      ------      ------

Average common shares.................................................................    383.8       378.9       374.7
                                                                                         ------      ------      ------
                                                                                         ------      ------      ------

------------
(a) Includes the following income (expenses) resulting from transactions with the Entertainment Group and other related companies for the years ended December 31, 1995, 1994 and 1993, respectively: revenues-$211 million, $203 million and $170 million; cost of revenues-$(108) million, $(109) million and $(87) million; selling, general and administrative-$46 million, $47 million and $59 million; equity in pretax income of Entertainment Group-$(95) million, $(120) million and $(115) million; interest and other, net-$(27) million, $13 million and $(4) million; and corporate expenses-$64 million, $60 million and $60 million.

(b) Includes depreciation and amortization expense of:................................   $  559      $  437      $  424
                                                                                         ------      ------      ------
                                                                                         ------      ------      ------

See accompanying notes.

                                TIME WARNER INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            YEARS ENDED DECEMBER 31,
                                   (MILLIONS)

                                                                                          1995        1994        1993
                                                                                         -------      -----      -------
OPERATIONS
Net loss..............................................................................   $  (166)     $ (91)     $  (221)
Adjustments for noncash and nonoperating items:
Extraordinary loss on retirement of debt..............................................        42         --           57
One-time tax charge (a)...............................................................        --         --           70
Depreciation and amortization.........................................................       559        437          424
Noncash interest expense..............................................................       176        219          185
Excess (deficiency) of distributions over equity in pretax income of Entertainment
  Group...............................................................................       807        (56)        (261)
Equity in income of other investee companies, net of distributions....................       (16)       (17)          --
Changes in operating assets and liabilities:
    Receivables.......................................................................       (68)       (47)         (71)
    Inventories.......................................................................       (52)       (38)          20
    Accounts payable and other liabilities............................................       160        324          206
    Other balance sheet changes.......................................................      (391)      (258)        (152)
                                                                                         -------      -----      -------

Cash provided by operations...........................................................     1,051        473          257
                                                                                         -------      -----      -------

INVESTING ACTIVITIES
Investments and acquisitions..........................................................      (381)      (187)        (175)
Capital expenditures..................................................................      (266)      (164)        (198)
Investment proceeds...................................................................       376        118          103
                                                                                         -------      -----      -------

Cash used by investing activities.....................................................      (271)      (233)        (270)
                                                                                         -------      -----      -------

FINANCING ACTIVITIES
Borrowings............................................................................     2,023        582        4,714
Debt repayments.......................................................................    (2,693)      (626)      (1,599)
Issuance of Company-obligated mandatorily redeemable preferred securities of
  subsidiaries........................................................................       949         --           --
Redemption of old Series D preferred stock............................................        --         --       (3,494)
Dividends paid........................................................................      (171)      (142)        (299)
Stock option and dividend reinvestment plans..........................................       106         34           92
Other, principally financing costs....................................................       (91)        (6)        (143)
                                                                                         -------      -----      -------

Cash provided (used) by financing activities..........................................       123       (158)        (729)
                                                                                         -------      -----      -------

INCREASE (DECREASE) IN CASH AND EQUIVALENTS...........................................       903         82         (742)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD...........................................       282        200          942
                                                                                         -------      -----      -------

CASH AND EQUIVALENTS AT END OF PERIOD (B).............................................   $ 1,185      $ 282      $   200
                                                                                         -------      -----      -------
                                                                                         -------      -----      -------

------------
(a) Reflects a $70 million increase in Time Warner's deferred income tax liability as a result of new tax law enacted in 1993.

(b) Includes current and noncurrent cash and equivalents at December 31, 1995.

See accompanying notes.

                                TIME WARNER INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                      (MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                  PREFERRED    COMMON    PAID-IN    UNREALIZED    ACCUMULATED
                                                    STOCK      STOCK     CAPITAL      GAINS         DEFICIT       TOTAL
                                                  ---------    ------    -------    ----------    -----------    -------
BALANCE AT DECEMBER 31, 1992...................     $ 129       $372     $8,606        $ --         $  (940)     $ 8,167

Net loss.......................................                                                        (221)        (221)
Dividends on common stock-$.31 per share.......                                                        (116)        (116)
Dividends on Series B preferred stock-$9.28 per
  share........................................                               4                         (13)          (9)
Dividends on old Series C and D preferred stock
  to dates of redemption or exchange...........                                                        (106)        (106)
Exchange of old Series C preferred stock and
  redemption of old Series D preferred stock...      (128)               (6,240)                       (311)      (6,679)
Unrealized gains on certain marketable equity
  investments at adoption of FAS 115...........                                         205                          205
Shares issued pursuant to stock option and
  dividend reinvestment plans..................                    4        116                                      120
Other..........................................                    2         51                         (44)           9
                                                  ---------    ------    -------      -----       -----------    -------

BALANCE AT DECEMBER 31, 1993...................         1        378      2,537         205          (1,751)       1,370

Net loss.......................................                                                         (91)         (91)
Dividends on common stock-$.35 per share ($.09
  per share per quarter effective for the
  second quarter of 1994)......................                                                        (133)        (133)
Dividends on Series B preferred stock-$9.28 per
  share........................................                               4                         (13)          (9)
Unrealized losses on certain marketable equity
  investments..................................                                         (75)                         (75)
Shares issued pursuant to stock option and
  dividend reinvestment plans..................                    1         53                                       54
Other..........................................                              (6)                         38           32
                                                  ---------    ------    -------      -----       -----------    -------

BALANCE AT DECEMBER 31, 1994...................         1        379      2,588         130          (1,950)       1,148

Net loss.......................................                                                        (166)        (166)
Dividends on common stock-$.36 per share.......                                                        (138)        (138)
Dividends on Series B preferred stock-$6.40 per
  share........................................                               3                          (8)          (5)
Dividends on new Series C, D, G, H and I
  preferred stock-$3.75 per share per year
  effective from the respective dates of
  issuance.....................................                                                         (44)         (44)
Issuance of common and preferred stock in the
  KBLCOM and Summit acquisitions...............        14          3      1,367                                    1,384
Issuance of preferred stock in the
  ITOCHU/Toshiba Transaction...................        15                 1,335                                    1,350
Unrealized losses on certain marketable equity
  investments..................................                                         (14)                         (14)
Shares issued pursuant to stock option and
  dividend reinvestment plans..................                    4        122                                      126
Other..........................................                    2          7                          17           26
                                                  ---------    ------    -------      -----       -----------    -------

BALANCE AT DECEMBER 31, 1995...................     $  30       $388     $5,422        $116         $(2,289)     $ 3,667
                                                  ---------    ------    -------      -----       -----------    -------
                                                  ---------    ------    -------      -----       -----------    -------

See accompanying notes.

                                TIME WARNER INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

     Time Warner Inc. ('Time Warner' or the 'Company') is the world's leading media company, whose principal business objective is to create and distribute branded information and entertainment copyrights throughout the world. Time Warner has interests in three fundamental areas of business: Entertainment, consisting principally of interests in recorded music and music publishing, filmed entertainment, broadcasting, theme parks and cable television programming; News and Information, consisting principally of interests in magazine publishing, book publishing and direct marketing; and Telecommunications, consisting principally of interests in cable television systems. Substantially all of Time Warner's interests in filmed entertainment, broadcasting, theme parks, cable television programming and most of its cable television systems are held through Time Warner Entertainment Company, L.P. ('TWE'), a partnership in which Time Warner owns a 74.49% residual equity interest and certain priority capital interests senior thereto. Time Warner does not consolidate TWE and certain related companies (the 'Entertainment Group') for financial reporting purposes because of certain limited partnership approval rights related to TWE's interest in certain cable television systems.

     Each of the business interests within Entertainment, News and Information and Telecommunications is important to management's objective of increasing shareholder value through the creation, extension and distribution of recognizable brands and copyrights throughout the world. Such brands and copyrights include (1) copyrighted music from many of the world's leading recording artists that is produced and distributed by a family of established record labels such as Warner Bros. Records, the Atlantic and Elektra
Entertainment Groups and Warner Music International, (2) the unique and extensive film and television libraries of Warner Bros. and trademarks such as the Looney Tunes characters and Batman, (3) The WB Network, a new national broadcasting network launched in 1995 as an extension of the Warner Bros. brand and as an additional distribution outlet for Warner Bros.' collection of children cartoons and television programming, (4) Six Flags, the largest regional theme park operator in the United States, in which TWE owns a 49% interest, (5) HBO and Cinemax, the leading pay television services, (6) magazine franchises such as Time, People and Sports Illustrated and direct marketing brands such as Time Life Inc. and Book-of-the-Month Club and (7) Time Warner Cable, the second largest operator of cable television systems in the U.S.

     The operating results of Time Warner's various business interests are presented herein as an indication of financial performance (Note 13). Except for start-up losses incurred in an effort to create value in a branded national broadcasting network, Time Warner's principal business interests generate significant operating income and cash flow from operations. The cash flow from operations generated by such business interests is significantly greater than their operating income due to significant amounts of noncash amortization of intangible assets recognized in various acquisitions accounted for by the purchase method of accounting. Noncash amortization of intangible assets recorded by Time Warner's business interests, including the unconsolidated business interests of the Entertainment Group, amounted to $822 million in 1995, $782 million in 1994 and $768 million in 1993.

BASIS OF CONSOLIDATION AND
ACCOUNTING FOR INVESTMENTS

     The consolidated financial statements include 100% of the assets, liabilities, revenues, expenses, income, loss and cash flows of Time Warner and all companies in which Time Warner has a controlling voting interest ('subsidiaries'), as if Time Warner and its subsidiaries were a single company. Significant intercompany accounts and transactions between the consolidated companies have been eliminated.

     The Entertainment Group and investments in certain other companies in which Time Warner has significant influence but less than a controlling voting interest, are accounted for using the equity method. Under the equity

                                TIME WARNER INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

method, only Time Warner's investment in and amounts due to and from the equity investee are included in the consolidated balance sheet, only Time Warner's share of the investee's earnings is included in the consolidated operating results, and only the dividends, cash distributions, loans or other cash received from the investee, less any additional cash investment, loan repayments or other cash paid to the investee are included in the consolidated cash flows.

     In accordance with Financial Accounting Standards Board ('FASB') Statement No. 115, 'Accounting For Certain Investments in Debt and Equity Securities,' ('FAS 115') investments in companies in which Time Warner does not have the controlling interest or an ownership and voting interest so large as to exert significant influence are accounted for at market value if the investments are publicly traded and there are no resale restrictions, or at cost, if the sale of a publicly-traded investment is restricted or if the investment is not publicly traded. Unrealized gains and losses on investments accounted for at market value are reported net-of-tax in a separate component of shareholders' equity until the investment is sold, at which time the realized gain or loss is included in income. Dividends and other distributions of earnings from both market value and cost method investments are included in income when declared.

     The effect of any changes in Time Warner's ownership interests resulting from the issuance of equity capital by consolidated subsidiaries or equity investees to unaffiliated parties is included in income.

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

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes thereto. Actual results could differ from those estimates.

     Significant estimates inherent in the preparation of the accompanying consolidated financial statements include management's forecast of anticipated revenues from the sale of future and existing music and publishing-related products in order to evaluate the ultimate recoverability of accounts receivables and artist and author advances recorded as assets in the consolidated balance sheet. Accounts receivables and sales in the music and publishing industries are subject to customers' rights to return unsold items. Management periodically reviews such estimates and it is reasonably possible that management's assessment of recoverability of accounts receivables and individual artist and author advances may change based on actual results and other factors.

REVENUES AND COSTS

     The unearned portion of paid subscriptions is deferred until magazines are delivered to subscribers. Upon each delivery, a proportionate share of the gross subscription price is included in revenues.

     Inventories of magazines, books, cassettes and compact discs are stated at the lower of cost or estimated realizable value. Cost is determined using first-in, first-out; last-in, first-out; and average cost methods. In accordance with industry practice, certain products (such as magazines, books, compact discs and cassettes) are sold to customers with the right to return unsold items. Revenues from such sales represent gross sales less a

                                TIME WARNER INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

provision for future returns. Returned goods included in inventory are valued at estimated realizable value but not in excess of cost.

     A significant portion of cable system revenues are derived from subscriber fees, which are recorded as revenue in the period the service is provided.

ADVERTISING

     Advertising costs are expensed upon the first exhibition of the advertisement, except for certain direct-response advertising, for which the costs are capitalized and amortized over the expected period of future benefits. Direct-response advertising principally consists of product promotional mailings, broadcast advertising, catalogs and other promotional costs incurred in the Company's direct-marketing businesses. Deferred advertising costs are generally amortized over periods of up to three years subsequent to the promotional event using straight-line or accelerated methods, with a significant portion of such costs amortized in twelve months or less. Deferred advertising costs for Time Warner amounted to $195 million and $175 million at December 31, 1995 and 1994, respectively. Advertising expense for Time Warner amounted to $1.045 billion in 1995, $931 million in 1994 and $831 million in 1993.

CASH AND EQUIVALENTS

     Cash equivalents consist of commercial paper and other investments that are readily convertible into cash, and have original maturities of three months or less. Noncurrent cash and equivalents at December 31, 1995 consist of net proceeds received from the issuance of Preferred Trust Securities in December 1995, which were segregated for the redemption of the 8.75% Convertible Debentures in February 1996 (Notes 6 and 8).

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are stated at cost. Additions to cable property, plant and equipment generally include material, labor, overhead and interest. Depreciation is provided generally on the straight-line method over useful lives ranging up to twenty-five years for buildings and improvements and up to fifteen years for furniture, fixtures, cable television equipment and other equipment.

     In March 1995, the FASB issued Statement of Financial Accounting Standards No. 121, 'Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,' ('FAS 121') effective for fiscal years beginning after December 15, 1995. The new rules establish standards for the recognition and measurement of impairment losses on long-lived assets and certain intangible assets. Time Warner expects that the adoption of FAS 121 will not have a material effect on its financial statements.

INTANGIBLE ASSETS

     As a creator and distributor of branded information and entertainment copyrights, Time Warner has a significant and growing amount of intangible assets, including goodwill, cable television franchises and music catalogues, contracts and copyrights. In accordance with generally accepted accounting principles, Time Warner does not recognize the fair value of internally-generated intangible assets. Costs incurred to create and produce copyrighted product, such as compact discs and cassettes, are generally either expensed as incurred, or capitalized as tangible assets as in the case of cash advances and inventoriable product costs. However, accounting recognition is not given to any increasing asset value that may be associated with the collection of the underlying copyrighted material. Additionally, costs incurred to create or extend brands, such as magazine titles, generally result in losses over an extended development period and are recognized as a reduction of income as incurred, while any corresponding brand value created is not recognized as an intangible asset in the consolidated balance sheet. On the other hand, intangible assets acquired in business combinations accounted for

                                TIME WARNER INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

by the purchase method of accounting are capitalized and amortized over their expected useful life as a noncash charge against future results of operations. Accordingly, the intangible assets reported in the consolidated balance sheet do not reflect the fair value of Time Warner's internally-generated intangible assets, but rather are limited to intangible assets resulting from certain acquisitions in which the cost of the acquired companies exceeded the fair value of their tangible assets at the time of acquisition.

     Time Warner amortizes goodwill over periods up to forty years using the straight-line method. Cable television franchises, music catalogues, contracts and copyrights, and other intangible assets are amortized over periods up to twenty years using the straight-line method. In 1995, 1994 and 1993, amortization of goodwill amounted to $175 million, $158 million and $148 million, respectively; amortization of music copyrights, artists' contracts and record catalogues amounted to $118 million, $115 million and $113 million, respectively; amortization of other intangible assets amounted to $43 million, $31 million and $31 million, respectively; and amortization of cable television franchises amounted to $42 million in 1995. Accumulated amortization of intangible assets at December 31, 1995 and 1994 amounted to $1.845 billion and $1.505 billion, respectively.

     Time Warner separately reviews the carrying value of acquired intangible assets for each acquired entity on a quarterly basis to determine whether an impairment may exist. Time Warner considers relevant cash flow and profitability information, including estimated future operating results, trends and other available information, in assessing whether the carrying value of intangible assets can be recovered. Upon a determination that the carrying value of intangible assets will not be recovered from the undiscounted future cash flows of the acquired business, the carrying value of such intangible assets would be considered impaired and will be reduced by a charge to operations in the amount of the impairment. Impairment is measured as any deficiency in estimated undiscounted future cash flows of the acquired business to recover the carrying value related to the intangible assets.

INCOME TAXES

     Income taxes are provided using the liability method prescribed by FASB Statement No. 109, 'Accounting for Income Taxes.' Under the liability method, deferred income taxes reflect tax carryforwards and the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement and income tax purposes, as determined under enacted tax laws and rates. The financial effect of changes in tax laws or rates is accounted for in the period of enactment.

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

STOCK OPTIONS

     In accordance with Accounting Principles Board Opinion No. 25, 'Accounting for Stock Issued to Employees,' compensation cost for stock options is recognized in income based on the excess, if any, of the quoted market price of the stock at the grant date of the award or other measurement date over the amount an employee must pay to acquire the stock. The exercise price for stock options granted to employees equals or exceeds the fair market value of Time Warner common stock at the date of grant, thereby resulting in no recognition of compensation expense by Time Warner.

                                TIME WARNER INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

RECLASSIFICATIONS

     Certain reclassifications have been made to the prior years' financial statements to conform to the 1995 presentation.

2. ENTERTAINMENT GROUP

     Time Warner's investment in and amounts due to and from the Entertainment Group at December 31, 1995 and 1994 consist of the following:

                                                                                                    DECEMBER 31,
                                                                                                  ----------------
                                                                                                   1995      1994
                                                                                                  ------    ------
                                                                                                     (MILLIONS)

Investment in TWE..............................................................................   $6,179    $5,284
Income tax and stock option related distributions due from TWE.................................      122       423
Credit agreement debt due to TWE...............................................................     (400)     (400)
Other liabilities due to TWE, principally related to home video distribution...................     (354)     (266)
Other receivables due from TWE.................................................................       76        --
                                                                                                  ------    ------
Investment in and amounts due to and from TWE..................................................    5,623     5,041
Investment in other Entertainment Group companies..............................................      111       309
                                                                                                  ------    ------
Total..........................................................................................   $5,734    $5,350
                                                                                                  ------    ------
                                                                                                  ------    ------

     TWE is a Delaware limited partnership that was capitalized on June 30, 1992 to own and operate substantially all of the Filmed Entertainment, Programming-HBO and Cable businesses previously owned by subsidiaries of Time Warner. Certain Time Warner subsidiaries are the general partners of TWE ('Time Warner General Partners'). Time Warner acquired the aggregate 11.22% limited partnership interests previously held by subsidiaries of each of ITOCHU Corporation ('ITOCHU') and Toshiba Corporation ('Toshiba') in 1995 for an aggregate cost of $1.36 billion, consisting of 15 million shares of convertible preferred stock (Series G Preferred Stock, Series H Preferred Stock and Series I Preferred Stock) and $10 million in cash (the 'ITOCHU/Toshiba Transaction'). The ITOCHU/Toshiba Transaction was accounted for by the purchase method of accounting for business combinations.

     After the ITOCHU/Toshiba Transaction, Time Warner and certain of its wholly-owned subsidiaries collectively own 74.49% of the pro rata priority capital and residual equity interests in TWE, and certain additional senior and junior priority capital interests. The remaining 25.51% pro rata priority capital and residual equity limited partnership interests are held by a subsidiary of U S WEST, Inc. ('U S WEST'), which acquired such interests in 1993 for $1.532 billion of cash and a $1.021 billion 4.4% note (the 'U S WEST Note').

     Each partner's interest in TWE consists of the initial priority capital and residual equity amounts that were assigned to that partner or its predecessor based on the estimated fair value of the net assets each contributed to the partnership, as adjusted for the fair value of certain assets distributed by TWE to the Time Warner General Partners in 1993 which were not subsequently reacquired by TWE in 1995 ('Contributed Capital'), plus, with respect to the priority capital interests only, any undistributed priority capital return. The priority capital return consists of net partnership income allocated to date in accordance with the provisions of the TWE partnership

                                TIME WARNER INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

agreement and the right to be allocated additional partnership income which, together with any previously allocated net partnership income, provides for the various priority capital rates of return specified in the table below. The sum of Contributed Capital and the undistributed priority capital return is referred to as 'Cumulative Priority Capital.' Cumulative Priority Capital is not necessarily indicative of the fair value of the underlying priority capital interests principally due to above-market rates of return on certain priority capital interests as compared to securities of comparable credit risk and maturity, such as the 13.25% rate of return on the junior priority capital interest owned by subsidiaries of Time Warner. Furthermore, the ultimate realization of Cumulative Priority Capital could be affected by the fair value of TWE, which is subject to fluctuation.

     A summary of the priority of Contributed Capital, Time Warner's ownership of Contributed Capital and Cumulative Priority Capital at December 31, 1995 and priority capital rates of return thereon is set forth below:

                                                                         CUMULATIVE
                                                         CONTRIBUTED      PRIORITY     PRIORITY CAPITAL RATES      % OWNED BY
PRIORITY OF CONTRIBUTED CAPITAL                          CAPITAL(A)       CAPITAL           OF RETURN(B)           TIME WARNER
                                                         -----------     ----------    -----------------------     -----------
                                                                                            (% PER ANNUM
                                                                                             COMPOUNDED
                                                                 (BILLIONS)                  QUARTERLY)

Senior priority capital...............................      $ 1.4           $1.4(c)              8.00%                100.00%
Pro rata priority capital.............................        5.6            8.7                13.00%(d)              74.49%
Junior priority capital...............................        2.9            4.6                13.25%(e)             100.00%
Residual equity capital...............................        3.3            3.3(f)               --  (f)              74.49%

------------

(a) Excludes partnership income or loss allocated thereto.

(b) Income allocations related to priority capital rates of return are based on partnership income after any special tax allocations.

(c) Net of $366 million of partnership income distributed in 1995 representing the priority capital return thereon through June 30, 1995.

(d) 11.00% to the extent concurrently distributed.

(e) 11.25% to the extent concurrently distributed.

(f) Residual equity capital is not entitled to stated priority rates of return and, as such, its Cumulative Priority Capital is equal to its Contributed Capital. However, in the case of certain events such as the liquidation or dissolution of TWE, residual equity capital is entitled to any excess of the fair value of the net assets of TWE over the aggregate amount of Cumulative Priority Capital and special tax allocations. The residual equity Contributed Capital has priority over the priority returns on junior and pro rata priority capital.

     Because Contributed Capital is based on the fair value of the net assets that each partner contributed to the partnership, the aggregate of such amounts is significantly higher than TWE's partners' capital as reflected in the consolidated financial statements, which is based on the historical cost of the contributed net assets. For purposes of allocating partnership income or loss to the partners, partnership income or loss is based on the fair value of the net assets contributed to the partnership and results in significantly less partnership income, or results in partnership losses, in contrast to the net income reported by TWE for financial statement purposes, which is also based on the historical cost of contributed net assets.

     Under the TWE partnership agreement, partnership income, to the extent earned, is first allocated to the partners so that the economic burden of the income tax consequences of partnership operations is borne as though the partnership were taxed as a corporation ('special tax allocations'), then to the senior priority, pro rata priority and junior priority capital interests, in order of priority, at rates of return ranging from 8% to 13.25% per annum, and finally to the residual equity interests. Partnership losses generally are allocated first to eliminate prior allocations of partnership income to, and then to reduce the Contributed Capital of, the residual equity, junior priority capital and pro rata priority capital interests, in that order, then to reduce the Time Warner General Partners' senior priority capital, including partnership income allocated thereto, and finally to reduce any special tax allocations. To the extent partnership income is insufficient to satisfy all special allocations in a particular accounting period, the right to receive additional partnership income necessary to provide for the various priority capital rates of return is carried forward until satisfied out of future partnership income, including any partnership income that may result from any liquidation or dissolution of TWE.

                                TIME WARNER INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The TWE partnership agreement provides, under certain circumstances, for the distribution of partnership income allocated to the senior priority capital owned by the Time Warner General Partners. Pursuant to such provision, $366 million of partnership income was distributed to the Time Warner General Partners in 1995. The senior priority capital and, to the extent not previously distributed, partnership income allocated thereto is required to be distributed in three annual installments beginning on July 1, 1997. The junior priority capital owned by subsidiaries of Time Warner may be increased if certain operating performance targets are achieved over a five-year period ending on December 31, 1996 and a ten-year period ending on December 31, 2001. Although satisfaction of the ten-year operating performance target is indeterminable at this time, it is not expected that the five-year target will be attained.

     TWE reported net income of $73 million, $161 million and $198 million in 1995, 1994 and 1993, respectively, no portion of which was allocated to the limited partners. Time Warner did not recognize a gain when TWE was capitalized. TWE recorded the assets contributed by the Time Warner General Partners at Time Warner's historical cost. The excess of the Time Warner General Partners' interest in the net assets of TWE over the net book value of their investment in TWE is being amortized to income over a twenty year period.

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

     Each Time Warner General Partner has guaranteed a pro rata portion of approximately $6 billion of TWE's debt and accrued interest at December 31, 1995, based on the relative fair value of the net assets each Time Warner General Partner contributed to TWE. Such indebtedness is recourse to each Time Warner General Partner only to the extent of its guarantee. In addition to their interests in TWE and the other Entertainment Group companies, the assets of the Time Warner General Partners include the equivalent of 29.6 million common shares of Turner Broadcasting System, Inc., 12.1 million common shares of Hasbro, Inc., 43.7 million common shares of Time Warner, and substantially all the assets of Time Warner's music business. There are no restrictions on the ability of the Time Warner General Partner guarantors to transfer assets, other than TWE assets, to parties that are not guarantors.

     Set forth below is summarized financial information of the Entertainment Group, which reflects the consolidation by TWE of the TWE-Advance/Newhouse Partnership effective as of April 1, 1995 (Note 4), the deconsolidation of Six Flags Entertainment Corporation ('Six Flags') effective as of June 23, 1995 and the consolidation of Paragon Communications ('Paragon') effective as of July 6, 1995.

TIME WARNER ENTERTAINMENT GROUP

                                                                                       YEARS ENDED DECEMBER 31,
                                                                                     -----------------------------
                                                                                      1995       1994       1993
                                                                                     -------    -------    -------
                                                                                              (MILLIONS)
OPERATING STATEMENT INFORMATION
Revenues..........................................................................   $ 9,629    $ 8,509    $ 7,963
Depreciation and amortization.....................................................     1,060        959        909
Business segment operating income.................................................       992        852        905
Interest and other, net...........................................................       539        616        564
Minority interest.................................................................       133         --         --
Income before income taxes........................................................       256        176        281
Income before extraordinary item..................................................       170        136        217
Net income........................................................................       146        136        207

                                TIME WARNER INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                                                       YEARS ENDED DECEMBER 31,
                                                                                     -----------------------------
                                                                                      1995       1994       1993
                                                                                     -------    -------    -------
                                                                                              (MILLIONS)
CASH FLOW INFORMATION
Cash provided by operations.......................................................   $ 1,495    $ 1,341    $ 1,276
Capital expenditures..............................................................    (1,653)    (1,235)      (613)
Investments and acquisitions......................................................      (217)      (186)      (368)
Investment proceeds...............................................................     1,120         51        184
Loan to Time Warner...............................................................        --       (400)        --
Borrowings........................................................................     2,484      1,001      3,075
Debt repayments...................................................................    (3,596)      (953)    (3,734)
Collections on note receivable from U S WEST......................................       602        234         16
Capital contributions.............................................................        --         --      1,532
Capital distributions.............................................................    (1,063)      (120)       (20)
Increase (decrease) in cash and equivalents.......................................      (862)      (267)     1,302

                                                                                                 DECEMBER 31,
                                                                                              -------------------
                                                                                               1995        1994
                                                                                              -------     -------
                                                                                                  (MILLIONS)
BALANCE SHEET INFORMATION
Cash and equivalents.......................................................................   $   209     $ 1,071
Total current assets.......................................................................     2,909       3,571
Total assets...............................................................................    18,960      18,992
Total current liabilities..................................................................     3,230       2,953
Long-term debt.............................................................................     6,137       7,160
Minority interests.........................................................................       726          --
Time Warner General Partners' senior priority capital, consisting of $1.364 billion
  Contributed Capital plus an undistributed priority return................................     1,426       1,663
Partners' capital, before deduction of the U S WEST Note...................................     6,745       7,262
U S WEST Note..............................................................................       169         771

     The assets and cash flows of TWE are restricted by the TWE partnership and credit agreements and are unavailable for use by the partners except through the payment of certain fees, reimbursements, cash distributions and loans, which are subject to limitations. At December 31, 1995 and 1994, the Time Warner General Partners had recorded $122 million and $89 million, respectively, of stock option related distributions due from TWE, based on closing prices of Time Warner common stock of $37.875 and $35.125, respectively. Time Warner is paid when the options are exercised. The Time Warner General Partners also receive tax-related distributions from TWE. The payment of such distributions was previously subject to restrictions until July 1995 and is now made to the Time Warner General Partners on a current basis. At December 31, 1994, the Time Warner General Partners had accrued $334 million of tax-related distributions due from TWE. During 1995, the Time Warner General Partners received net distributions from TWE in the amount of $1.063 billion, consisting of $366 million of TWE partnership income allocated to the Time Warner General Partners' senior priority capital interest, $680 million of tax-related distributions and $17 million of stock option related distributions. During 1994 and 1993, the Time Warner General Partners received net distributions from TWE in the amount of $120 million and $20 million, respectively, consisting of $115 million of tax-related distributions and $5 million of stock option related distributions in 1994, and $20 million of stock option related distributions in 1993. In addition to the tax, stock option and Time Warner General Partners' senior priority capital distributions, TWE may make other distributions, generally depending on excess cash and credit agreement limitations. The Time Warner General Partners' full share of such distributions may be deferred if the limited partners do not receive certain threshold amounts by certain dates.

                                TIME WARNER INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     On June 23, 1995, TWE sold 51% of its interest in Six Flags to an investment group led by Boston Ventures for $204 million and received $640 million in additional proceeds from Six Flags, representing payment of certain intercompany indebtedness and licensing fees. As a result of the transaction, Six Flags has been deconsolidated and TWE's remaining 49% interest in Six Flags is accounted for under the equity method of accounting. TWE reduced debt by approximately $850 million in connection with the transaction, and a portion of the income on the transaction has been deferred by TWE principally as a result of its guarantee of certain third-party, zero-coupon indebtedness of Six Flags due in 1999.

     In the normal course of conducting their businesses, Time Warner and its subsidiaries and affiliates have had various transactions with TWE and other Entertainment Group companies, generally on terms resulting from a negotiation between the affected units that in management's view results in reasonable allocations. In 1995, TWE and certain subsidiaries of Time Warner entered into management services agreements, pursuant to which TWE receives fees for the management of all cable television systems owned by Time Warner. Management fees paid to TWE in 1995 were not material. In addition, Time Warner provides TWE with certain corporate support services for which it received a fee in the amount of $64 million, $60 million and $60 million in 1995, 1994 and 1993, respectively.

3. TBS TRANSACTION

     Time Warner has entered into an Amended and Restated Agreement and Plan of Merger dated as of September 22, 1995 (the 'Merger Agreement'), which provides for the merger of each of Time Warner and Turner Broadcasting System, Inc. ('TBS') with separate subsidiaries of a holding company ('New Time Warner' and collectively, the 'TBS Transaction'). In connection therewith, the issued and outstanding shares of each class of the capital stock of Time Warner will be converted into shares of a substantially identical class of capital stock of New Time Warner. In addition, Time Warner has agreed to enter into certain agreements and related transactions with certain shareholders of TBS, including
R. E. Turner and Liberty Media Corporation ('LMC'). The Merger Agreement and certain related agreements provide for the issuance by New Time Warner of approximately 172.8 million shares of common stock, par value $.01 per share (including 50.6 million shares of a special class of non-redeemable common stock to be issued to LMC, the 'LMC Class Common Stock'), in exchange for the outstanding TBS capital stock, the issuance of approximately 13 million stock options to replace all outstanding TBS options and the assumption of TBS' indebtedness (which approximated $2.5 billion at December 31, 1995). As part of the TBS Transaction, LMC will receive an additional five million shares of LMC Class Common Stock pursuant to a separate option agreement which, together with the 50.6 million shares received pursuant to the TBS Transaction, will be placed in a voting trust or, in certain circumstances, exchanged for shares of another special class of non-voting, non-redeemable common stock of New Time Warner. The TBS Transaction will be accounted for by the purchase method of accounting for business combinations.

     The TBS Transaction is subject to customary closing conditions, including the approval of the shareholders of TBS and of Time Warner, all necessary approvals of the Federal Communications Commission and appropriate antitrust approvals. There can be no assurance that all these approvals can be obtained or, in the case of governmental approvals, if obtained, will not be conditioned upon changes to the terms of the Merger Agreement or the related agreements.

4. CABLE TRANSACTIONS

     On April 1, 1995, TWE formed a cable television joint venture with the Advance/Newhouse Partnership ('Advance/Newhouse') to which Advance/Newhouse and TWE contributed cable television systems (or interests therein) serving approximately 4.5 million subscribers, as well as certain foreign cable investments and programming investments that included Advance/Newhouse's 10% interest in Primestar Partners, L.P.

                                TIME WARNER INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

('Primestar'). TWE owns a two-thirds equity interest in the TWE-Advance/Newhouse Partnership and is the managing partner. TWE consolidates the partnership and the one-third equity interest owned by Advance/Newhouse is reflected in TWE's consolidated financial statements as minority interest. In accordance with the partnership agreement, Advance/Newhouse can require TWE to purchase its equity interest for fair market value at specified intervals following the death of both of its principal shareholders. Beginning in the third year, either partner can initiate a dissolution in which TWE would receive two-thirds and
Advance/Newhouse would receive one-third of the partnership's net assets. The assets contributed by TWE and Advance/Newhouse to the partnership were recorded at their predecessor's historical cost. No gain was recognized by TWE upon the capitalization of the partnership.

     On May 2, 1995, Time Warner acquired Summit Communications Group, Inc. ('Summit'), which owned cable television systems serving approximately 162,000 subscribers, in exchange for the issuance of approximately 1.6 million shares of common stock and approximately 3.3 million shares of a new convertible preferred stock ('Series C Preferred Stock') and the assumption of $140 million of indebtedness. The acquisition was accounted for by the purchase method of accounting for business combinations; accordingly, the cost to acquire Summit of approximately $351 million was allocated to the net assets acquired in proportion to estimates of their respective fair values, as follows: cable television franchises-$372 million; goodwill-$146 million; other current and noncurrent assets-$144 million; long-term debt-$140 million; deferred income taxes-$166 million; and other current liabilities-$5 million.

     On July 6, 1995, Time Warner acquired KBLCOM Incorporated ('KBLCOM'), which owned cable television systems serving approximately 700,000 subscribers and a 50% interest in Paragon, which owned cable television systems serving an additional 972,000 subscribers. The other 50% interest in Paragon was already owned by TWE. To acquire KBLCOM, Time Warner issued 1 million shares of common stock and 11 million shares of a new convertible preferred stock ('Series D Preferred Stock') and assumed or incurred approximately $1.2 billion of indebtedness. The acquisition was accounted for by the purchase method of accounting for business combinations; accordingly, the cost to acquire KBLCOM of approximately $1.033 billion was allocated to the net assets acquired in proportion to their respective fair values, as follows: investments-$950 million; cable television franchises-$1.366 billion; goodwill-$586 million; other current and noncurrent assets-$289 million; long-term debt-$1.213 billion; deferred income taxes-$895 million; and other current liabilities-$50 million.

     On January 4, 1996, Time Warner acquired Cablevision Industries Corporation ('CVI') and related companies that owned cable television systems serving approximately 1.3 million subscribers, in exchange for the issuance of approximately 2.9 million shares of common stock and approximately 6.5 million shares of new convertible preferred stock ('Series E Preferred Stock' and 'Series F Preferred Stock') and the assumption or incurrence of approximately $2 billion of indebtedness. The acquisition is not reflected in the accompanying consolidated financial statements. The acquisition will be accounted for by the purchase method of accounting for business combinations; accordingly, the cost to acquire CVI and related companies of $904 million is expected to be preliminarily allocated to the net assets acquired in proportion to estimates of their respective fair values, as follows: cable television franchises-$2.390 billion; goodwill-$688 million; other current and noncurrent assets-$481 million; long-term debt-$1.766 billion; deferred income taxes-$731 million; and other current and noncurrent liabilities-$158 million.

     The accompanying consolidated statement of operations includes the operating results of each business from the respective closing date of each transaction. On a pro forma basis, giving effect to (i) all of the aforementioned cable transactions, (ii) the ITOCHU/Toshiba Transaction, (iii) Time Warner's and TWE's debt refinancings and (iv) the sale of 51% of TWE's interest in Six Flags and the sale or expected sale or transfer of certain unclustered cable television systems owned by TWE, as if each of such transactions had occurred at the beginning of the periods, Time Warner would have reported for the years ended December 31, 1995 and 1994, revenues of $8.742 billion and $8.217 billion, depreciation and amortization of $935 million and $906 million,

                                TIME WARNER INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

operating income of $656 million and $653 million, equity in the pretax income of the Entertainment Group of $286 million and $205 million, a loss before extraordinary item of $255 million and $266 million ($1.02 and $1.07 per common share) and a net loss of $297 million and $266 million ($1.13 and $1.07 per common share), respectively.

5. OTHER INVESTMENTS

   Time Warner's other investments consist of:

                                                                                                    DECEMBER 31,
                                                                                                  ----------------
                                                                                                   1995      1994
                                                                                                  ------    ------
                                                                                                     (MILLIONS)
Equity method investments(1)...................................................................   $1,898    $  985
Market value method investments................................................................      375       435
Cost method investments........................................................................      116       135
                                                                                                  ------    ------
Total..........................................................................................   $2,389    $1,555
                                                                                                  ------    ------
                                                                                                  ------    ------

------------

(1) Equity method investments include Time Warner's investment in TBS which was carried at $541 million at December 31, 1995. Time Warner has agreed to acquire the remaining interest in TBS that it does not already own (Note 3).

     Market value method investments include the fair value of 12.1 million shares of common stock of Hasbro, Inc. ('Hasbro'). Notwithstanding the market value per share, such shares can be used, at Time Warner's option, to fully satisfy either its obligations with respect to the zero coupon exchangeable notes due 2012 (Note 6) or the Company-obligated mandatorily redeemable preferred securities of a subsidiary due 1997 (Note 8). Because the issuance of the mandatorily redeemable preferred securities provides Time Warner with protection against the risk of depreciation of the market price of Hasbro common stock and the zero coupon exchangeable notes limit Time Warner's ability to share in the appreciation of the market price of Hasbro common stock, the combination thereof has effectively monetized Time Warner's investment in Hasbro.

     In addition to TWE and its equity investees, companies accounted for using the equity method include TBS (currently 19.6% owned); Cinamerica Theatres, L.P. (50% owned) and The Columbia House Company partnerships (50% owned) and other music joint ventures (generally 50% owned). A summary of combined financial information as reported by the equity investees of Time Warner is set forth below:

                                                                                       YEARS ENDED DECEMBER 31,
                                                                                     ----------------------------
                                                                                      1995       1994       1993
                                                                                     ------     ------     ------
                                                                                              (MILLIONS)
Revenues..........................................................................   $5,123     $4,444     $3,363
Depreciation and amortization.....................................................      219        182        140
Operating income..................................................................      547        584        450
Income before extraordinary items and cumulative effect of a change in accounting
  principle.......................................................................      188        281        201
Net income (loss).................................................................      188        256       (135)
Current assets....................................................................    2,272      2,113      1,586
Total assets......................................................................    5,851      5,194      4,111
Current liabilities...............................................................    1,318      1,136        755
Long-term debt....................................................................    3,826      3,730      2,606
Total liabilities.................................................................    5,886      5,423      3,992
Total shareholders' equity or partners' capital...................................      (35)      (229)       119

                                TIME WARNER INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

6. LONG-TERM DEBT

   Long-term debt consists of:

                                                                                                  DECEMBER 31,
                                                                                               ------------------
                                                                                                1995        1994
                                                                                               -------     ------
                                                                                                   (MILLIONS)
Time Warner:
7.45% Notes due February 1, 1998............................................................   $   500     $  500
7.95% Notes due February 1, 2000............................................................       500        500
Floating rate notes due August 15, 2000 (6.8% interest rate)................................       454         --
Redeemable reset notes due August 15, 2002 (8.7% yield).....................................        --      1,719
7.975% Notes due August 15, 2004............................................................       272         --
7.75% Notes due June 15, 2005...............................................................       497         --
8.11% Debentures due August 15, 2006........................................................       545         --
8.18% Debentures due August 15, 2007........................................................       545         --
Zero coupon exchangeable notes due December 17, 2012 (6.25% yield)..........................       581        547
Zero coupon convertible notes due June 22, 2013 (5% yield)..................................     1,019        970
9.125% Debentures due January 15, 2013......................................................     1,000      1,000
8.75% Convertible subordinated debentures due January 10, 2015..............................     1,226      2,226
8.75% Debentures due April 1, 2017..........................................................       248        248
9.15% Debentures due February 1, 2023.......................................................     1,000      1,000
Credit agreement debt due to TWE (6.8% and 6.7% interest rates).............................       400        400
Time Warner Cable Subsidiaries:
New Credit Agreement (6.8% interest rate)...................................................     1,265         --
Summit 10.5% Debentures due April 15, 2005..................................................       140         --

Other.......................................................................................       115        129
                                                                                               -------     ------
Subtotal....................................................................................    10,307      9,239
Reclassification of debt due to TWE to amounts due to the Entertainment Group...............      (400)      (400)
                                                                                               -------     ------
Total.......................................................................................   $ 9,907     $8,839
                                                                                               -------     ------
                                                                                               -------     ------

DEBT REFINANCINGS

     During 1995 and early 1996, in response to favorable market conditions, Time Warner refinanced approximately $4 billion of its public debt and, in conjunction with the cable acquisitions entered into a new credit agreement under which it refinanced approximately $2.7 billion of debt assumed in the acquisitions, as more fully described below.

     In June 1995, a wholly-owned subsidiary of Time Warner ('TWI Cable'), TWE and the TWE-Advance/Newhouse Partnership executed a five-year revolving credit facility (the 'New Credit Agreement'). The New Credit Agreement enabled such entities to refinance certain indebtedness assumed in the cable acquisitions, to refinance TWE's indebtedness under a pre-existing bank credit agreement and to finance the ongoing working capital, capital expenditure and other corporate needs of each borrower.

     The New Credit Agreement permits borrowings in an aggregate amount of up to $8.3 billion, with no scheduled reductions in credit availability prior to maturity. Borrowings are limited to $4 billion in the case of TWI Cable, $5 billion in the case of the TWE-Advance/Newhouse Partnership and $8.3 billion in the case of TWE, subject in each case to certain limitations and adjustments. Such borrowings bear interest at specific rates for each of the three borrowers, generally equal to LIBOR plus a margin initially ranging from 50 to 87.5 basis

                                TIME WARNER INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

points, which margin will vary based on the credit rating or financial leverage of the applicable borrower. Unused credit is available for general business purposes and to support any commercial paper borrowings. Each borrower is required to pay a commitment fee initially ranging from .2% to .35% per annum on the unused portion of its commitment. TWI Cable may also be required to pay an annual facility fee equal to .1875% of the entire amount of its commitment, depending on the level of its financial leverage in any given year. The New Credit Agreement contains certain covenants for each borrower relating to, among other things, additional indebtedness; liens on assets; cash flow coverage and leverage ratios; and loans, advances, distributions and other cash payments or transfers of assets from the borrowers to their respective partners or affiliates. Principally as a result of such restrictions, restricted net assets of consolidated subsidiaries of Time Warner amounted to approximately $950 million at December 31, 1995.

     In July 1995, TWI Cable borrowed approximately $1.2 billion under the New Credit Agreement to refinance certain indebtedness assumed or incurred in the acquisition of KBLCOM. An additional $1.5 billion was borrowed by TWI Cable under the New Credit Agreement in January 1996 to refinance certain indebtedness assumed or incurred in the acquisition of CVI and related companies.

     In August 1995, Time Warner redeemed all of its $1.8 billion principal amount of outstanding Redeemable Reset Notes due August 15, 2002 (the 'Reset Notes') in exchange for new securities, consisting of approximately $454 million aggregate principal amount of Floating Rate Notes due August 15, 2000, approximately $272 million aggregate principal amount of 7.975% Notes due August 15, 2004, approximately $545 million aggregate principal amount of 8.11% Debentures due August 15, 2006, and approximately $545 million aggregate principal amount of 8.18% Debentures due August 15, 2007.

     Through periodic redemptions, Time Warner has fully redeemed its $3.1 billion principal amount of 8.75% Convertible Subordinated Debentures due 2015 (the '8.75% Convertible Debentures'), which were issued in April 1993 in exchange for the old Series C preferred stock that was issued in Time Warner's 1989 acquisition of Warner Communications Inc. ('WCI') (Note 9). Time Warner first redeemed $900 million principal amount of 8.75% Convertible Debentures in July 1993. In September 1995, Time Warner redeemed approximately $1 billion principal amount of such debentures for $1.06 billion (including redemption premiums and accrued interest) and, in February 1996, Time Warner redeemed the remaining $1.2 billion principal amount of 8.75% Convertible Debentures for
$1.28 billion (including redemption premiums and accrued interest). The September 1995 redemption was financed with proceeds from a $500 million issuance of 7.75% ten-year notes in June 1995, proceeds from a $374 million issuance of Company-obligated mandatorily redeemable preferred securities of a subsidiary in August 1995 and available cash and equivalents. The February 1996 redemption was financed with proceeds raised from a $575 million issuance of Company-obligated mandatorily redeemable preferred securities of a subsidiary in December 1995 and proceeds from a $750 million issuance in January 1996 of (i) $400 million principal amount of 6.85% thirty-year debentures, which are putable by the holders thereof in year seven, (ii) $200 million principal amount of 8.3% forty-year discount debentures, which do not pay cash interest for the first twenty years, (iii) $166 million principal amount of 7.48% twelve-year debentures and (iv) $150 million principal amount of 8.05% twenty-year debentures. See Note 8 for a description of the mandatorily redeemable preferred securities issued in connection with such redemptions.

     An extraordinary loss of $57 million was incurred in 1993, principally in connection with the redemption of $900 million of 8.75% Convertible Debentures and $529 million of WCI senior and subordinated debentures. An extraordinary loss of $42 million was recognized in 1995 in connection with the September 1995 redemption of the 8.75% Convertible Debentures and the write-off by TWE of deferred financing costs related to its former bank credit agreement. In addition, Time Warner recognized an extraordinary loss of $26 million in February 1996 in connection with the redemption of the remaining outstanding portion of the 8.75% Convertible Debentures.

                                TIME WARNER INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

ZERO COUPON NOTES

     Time Warner's zero coupon notes do not pay interest until maturity. The zero coupon exchangeable notes due December 17, 2012 are exchangeable at any time by the holders into an aggregate of 12.1 million shares of common stock of Hasbro, Inc. ('Hasbro') at the rate of 7.301 shares for each $1,000 principal amount of notes, subject to Time Warner's right to pay in whole or in part with cash instead of Hasbro common stock. Time Warner can elect to redeem the notes any time after December 17, 1997, and holders can elect to have the notes redeemed prior thereto in the event of a change of control, at the issue price plus accrued interest. Holders also can elect to have the notes redeemed at the issue price plus accrued interest on December 17, 1997, 2002 and 2007, subject to Time Warner's right to pay in whole or in part with Hasbro common stock instead of cash. The equivalent conversion price of Hasbro common stock at the first date of redemption is $54.41 per share, and will be adjusted thereafter in proportion to changes in the accrued original issue discount of each note. The
12.1 million shares of Hasbro common stock owned by Time Warner can be used by the Company, at its election, to satisfy its obligations under such notes or its obligations under certain mandatorily redeemable preferred securities of a subsidiary (Note 8). Unamortized original issue discount on the zero coupon exchangeable notes due 2012 was $1.070 billion and $1.104 billion at December 31, 1995 and 1994, respectively.

     The zero coupon convertible notes due June 22, 2013 are convertible at any time by the holders into an aggregate of 18.7 million shares of Time Warner common stock at the rate of 7.759 shares for each $1,000 principal amount of notes. Time Warner can elect to redeem the notes any time after June 22, 1998, and holders can elect to have the notes redeemed prior thereto in the event of a change in control, at the issue price plus accrued interest. Holders also can elect to have the notes redeemed at the issue price plus accrued interest on June 22, 1998, 2003 and 2008, subject to Time Warner's right to pay in whole or in part with Time Warner common stock instead of cash. The equivalent conversion price of Time Warner common stock at the first date of redemption is $61.44 per share, and will be adjusted thereafter in proportion to changes in the accrued original issue discount of each note. Unamortized original issue discount on the zero coupon convertible notes due 2013 was $1.396 billion and $1.445 billion at December 31, 1995 and 1994, respectively.

TWE-RELATED OBLIGATIONS

     Time Warner and TWE entered into a credit agreement in 1994 that allows Time Warner to borrow up to $400 million from TWE through September 15, 2000. Outstanding borrowings from TWE bear interest at LIBOR plus 1% per annum. Time Warner borrowed $400 million in 1994 under the credit agreement, and used the proceeds therefrom principally to repay certain of its notes at their maturity. In addition, each Time Warner General Partner has guaranteed a pro rata portion of approximately $6 billion of TWE's debt and accrued interest at December 31, 1995, as more fully described in Note 2.

INTEREST EXPENSE AND MATURITIES

     At December 31, 1995, Time Warner had interest rate swap contracts to pay floating-rates of interest and receive fixed-rates of interest on $2.6 billion notional amount of indebtedness, which resulted in approximately 43% of Time Warner's underlying debt being subject to variable interest rates (Note 12).

     Interest expense amounted to $877 million in 1995, $769 million in 1994 and $698 million in 1993, including $28 million in 1995 and $12 million in 1994 which was paid to TWE in connection with borrowings under Time Warner's $400 million credit agreement with TWE. The weighted average interest rate on Time Warner's total debt, including the effect of interest rate swap contracts, was 7.9% and 8.1% at December 31, 1995 and 1994, respectively.

                                TIME WARNER INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Annual repayments of long-term debt for the five years subsequent to December 31, 1995 consist of $500 million due in 1998 and $2.219 billion due in 2000. Such repayments exclude the aggregate repurchase or redemption prices of $656 million in 1997 and $1.151 billion in 1998 relating to the zero coupon exchangeable notes and zero coupon convertible notes, respectively, in the years in which the holders of such debt may first exercise their redemption options.

7. INCOME TAXES

   Domestic and foreign pretax income (loss) are as follows:

                                                                                           YEARS ENDED DECEMBER 31,
                                                                                           -----------------------
                                                                                           1995      1994     1993
                                                                                           -----     ----     ----
                                                                                                 (MILLIONS)
Domestic................................................................................   $(203)    $(78)    $(57)
Foreign.................................................................................     205      167      138
                                                                                           -----     ----     ----
Total...................................................................................   $   2     $ 89     $ 81
                                                                                           -----     ----     ----
                                                                                           -----     ----     ----

     Current and deferred income taxes (tax benefits) provided are as follows:

                                                                                          YEARS ENDED DECEMBER 31,
                                                                                          -----------------------
                                                                                          1995      1994     1993
                                                                                          -----     ----     ----
                                                                                                (MILLIONS)
Federal:
     Current(1)........................................................................   $  42     $ 66     $ 45
     Deferred(2).......................................................................    (167)     (81)      11
Foreign:
     Current(3)........................................................................     215      194      168
     Deferred..........................................................................       8      (45)     (11)
State and Local:
     Current...........................................................................      78       79       86
     Deferred..........................................................................     (50)     (33)     (54)
                                                                                          -----     ----     ----
Total..................................................................................   $ 126     $180     $245
                                                                                          -----     ----     ----
                                                                                          -----     ----     ----

------------

(1) Includes utilization of tax carryforwards of $101 million in 1995, $48 million in 1994 and $136 million in 1993. Excludes current tax benefits of $9 million in 1995, $11 million in 1994 and $14 million in 1993 resulting from the exercise of stock options and vesting of restricted stock awards, which were credited directly to paid-in-capital, and current tax benefits of $3 million in 1995 and $6 million in 1993 resulting from the retirement of debt, which reduced the extraordinary losses in such years.

(2) Includes $70 million unusual charge in 1993 to increase deferred tax liability for increase in tax rate.

(3) Includes foreign withholding taxes of $102 million in 1995, $74 million in 1994 and $79 million in 1993.

                                TIME WARNER INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The differences between income taxes expected at the U.S. federal statutory income tax rate and income taxes provided are as set forth below. The relationship between income before income taxes and income tax expense is most affected by the amortization of goodwill and certain other financial statement expenses that are not deductible for income tax purposes and by a $70 million charge in 1993 to adjust the deferred income tax liability for the increase in the U.S. federal statutory rate from 34% to 35% enacted into law that year.

                                                                                        YEARS ENDED DECEMBER 31,
                                                                                       --------------------------
                                                                                       1995      1994       1993
                                                                                       ----     ------     ------
                                                                                               (MILLIONS)
Taxes on income at U.S. federal statutory rate......................................   $  1     $   31     $   28
State and local taxes, net..........................................................     18         30         21
Nondeductible goodwill amortization.................................................    100         97         96
Other nondeductible expenses........................................................     10         10         11
Charge to increase deferred tax liability for increase in tax rate..................     --         --         70
Foreign income taxed at different rates, net of U.S. foreign tax credits............      3          1         13
Other...............................................................................     (6)        11          6
                                                                                       ----     ------     ------
Total...............................................................................   $126     $  180     $  245
                                                                                       ----     ------     ------
                                                                                       ----     ------     ------

     Significant components of Time Warner's net deferred tax liabilities are as follows:

                                                                                                  DECEMBER 31,
                                                                                                -----------------
                                                                                                 1995       1994
                                                                                                ------     ------
                                                                                                   (MILLIONS)
Assets acquired in business combinations.....................................................   $2,963     $2,276
Depreciation and amortization................................................................      829        619
Unrealized appreciation of certain marketable securities.....................................       81         91
Other........................................................................................      390        460
                                                                                                ------     ------
Deferred tax liabilities.....................................................................    4,263      3,446
                                                                                                ------     ------
Tax carryforwards............................................................................      296        264
Accrued liabilities..........................................................................      228        206
Receivable allowances and return reserves....................................................      211        200
Other........................................................................................      108         76
                                                                                                ------     ------
Deferred tax assets..........................................................................      843        746
                                                                                                ------     ------
Net deferred tax liabilities.................................................................   $3,420     $2,700
                                                                                                ------     ------
                                                                                                ------     ------

     U.S. income and foreign withholding taxes have not been recorded on permanently reinvested earnings of foreign subsidiaries aggregating approximately $760 million at December 31, 1995. Determination of the amount of unrecognized deferred U.S. income tax liability with respect to such earnings is not practicable. If such earnings are repatriated, additional U.S. income and foreign withholding taxes are substantially expected to be offset by the accompanying foreign tax credits.

     U.S. federal tax carryforwards at December 31, 1995 consisted of $328 million of net operating losses, $152 million of investment tax credits and $30 million of alternative minimum tax credits. The utilization of certain carryforwards is subject to limitations under U.S. federal income tax laws. Except for the alternative

                                TIME WARNER INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

minimum  tax  credits  which  do  not   expire,  the  other  U.S.  federal   tax
carryforwards expire in varying amounts as follows for income tax reporting purposes:

                                                                                                  CARRYFORWARDS
                                                                                             -----------------------
                                                                                                NET       INVESTMENT
                                                                                             OPERATING       TAX
                                                                                              LOSSES       CREDITS
                                                                                             ---------    ----------
                                                                                                   (MILLIONS)
1997......................................................................................     $  --         $  2
1998......................................................................................        --            7
1999......................................................................................        14           19
2000......................................................................................        --           25
Thereafter up to 2008.....................................................................       314           99
                                                                                             ---------    ----------
                                                                                               $ 328         $152
                                                                                             ---------    ----------
                                                                                             ---------    ----------

8. MANDATORILY REDEEMABLE PREFERRED SECURITIES

     In August 1995, Time Warner issued approximately 12.1 million Company-obligated mandatorily redeemable preferred securities of a wholly-owned subsidiary ('PERCS') for aggregate gross proceeds of $374 million. The sole assets of the subsidiary that is the obligor on the PERCS are $385 million principal amount of 4% subordinated notes of Time Warner due December 23, 1997. Cumulative cash distributions are payable on the PERCS at an annual rate of 4%. The PERCS are mandatorily redeemable on December 23, 1997, for an amount per PERCS equal to the lesser of $54.41, and the market value of a share of common stock of Hasbro on December 17, 1997, payable in cash or, at Time Warner's option, Hasbro common stock. Time Warner has the right to redeem the PERCS at any time prior to December 23, 1997, at an amount per PERCS equal to $54.41 (or in certain limited circumstances the lesser of such amount and the market value of a share of Hasbro common stock at the time of redemption) plus accrued and unpaid distributions thereon and a declining premium, payable in cash or, at Time Warner's option, Hasbro common stock.

     In December 1995, Time Warner issued approximately 23 million Company-obligated mandatorily redeemable preferred securities of a wholly-owned subsidiary ('Preferred Trust Securities') for aggregate gross proceeds of $575 million. The sole assets of the subsidiary that is the obligor on the Preferred Trust Securities are $592 million principal amount of 8 7/8% subordinated debentures of Time Warner due December 31, 2025. Cumulative cash distributions are payable on the Preferred Trust Securities at an annual rate of 8 7/8%. Cash distributions may be deferred at the election of Time Warner for any period not exceeding 20 consecutive quarters. The Preferred Trust Securities are mandatorily redeemable for cash on December 31, 2025, and Time Warner has the right to redeem the Preferred Trust Securities, in whole or in part, on or after December 31, 2000, or in other certain circumstances, in each case at an amount per Preferred Trust Security equal to $25 plus accrued and unpaid distributions thereon.

     Time Warner has certain obligations relating to the PERCS and the Preferred Trust Securities which amount to a full and unconditional guaranty of each subsidiary's obligations with respect thereto.

9. CAPITAL STOCK

     The outstanding capital stock of Time Warner at December 31, 1995 consisted of 29.7 million shares of preferred stock and 387.7 million shares of common stock (net of 45.7 million shares of common stock in treasury, as to which 43.7 million were held by the Time Warner General Partners). At January 31, 1996, including each brokerage house that holds shares of Time Warner common stock as one shareholder but excluding the number of shareholders whose shares are beneficially held by such brokerage houses, there were approximately 25,000 holders of record of Time Warner common stock.

                                TIME WARNER INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     During 1995, Time Warner issued approximately 29.3 million shares of convertible preferred stock in connection with the ITOCHU/Toshiba Transaction and its acquisitions of KBLCOM and Summit, and in January 1996, Time Warner issued an additional 6.5 million shares of convertible preferred stock in connection with its acquisiton of CVI and related companies. Set forth below is a summary of the principal terms of Time Warner's outstanding issues of preferred stock:

                                                                         NUMBER OF SHARES
                                                                         OF COMMON STOCK     EARLIEST      EARLIEST
                                                                          ISSUABLE UPON      EXCHANGE     REDEMPTION
DESCRIPTION                                                                 CONVERSION         DATE          DATE
-------------------------------------------------------     SHARES       ----------------    --------    ------------
                                                          OUTSTANDING       (MILLIONS)
                                                          -----------
                                                          (MILLIONS)
Series B Preferred Stock...............................         .4           --                --        At any time
Series C Preferred Stock...............................        3.3              6.8           5/2/98        5/2/00
Series D Preferred Stock...............................       11.0             22.9           7/6/99        7/6/00
Series G Preferred Stock...............................        6.2             12.9           9/5/99        9/5/99
Series H Preferred Stock...............................        1.8              3.7           9/5/00        9/5/99
Series I Preferred Stock...............................        7.0             14.6          10/2/99       10/2/99
                                                             -----            -----
Shares outstanding at December 31, 1995................       29.7             60.9
Series E Preferred Stock issued in January 1996........        3.3              6.8           1/4/01        1/4/01
Series F Preferred Stock issued in January 1996........        3.2              6.7           1/4/00        1/4/01
                                                             -----            -----
Total shares outstanding at January 31, 1996...........       36.2             74.4
                                                             -----            -----
                                                             -----            -----

     Each share of Series B Preferred Stock: (1) is entitled to a liquidation preference of $145 per share, (2) is not convertible, (3) entitles the holder thereof to receive an annual dividend equal to $4.35 per share beginning in June 1995, and $9.28 per share prior thereto, (4) does not generally entitle the holder thereof to vote, except in certain limited circumstances, and (5) is redeemable, in whole or in part, by Time Warner and the holders thereof in exchange for cash or shares of any class or series of publicly-traded Time Warner stock, at Time Warner's option, equal in value to the liquidation value of the Series B Preferred Stock plus a premium of 2% of liquidation value for each year after May 31, 1995 to the redemption date.

     The principal terms of each series of convertible preferred stock issued in 1995 and 1996 (the Series C Preferred Stock, the Series D Preferred Stock, the Series E Preferred Stock, the Series F Preferred Stock, the Series G Preferred Stock, the Series H Preferred Stock and the Series I Preferred Stock, and collectively, the 'Convertible Preferred Stock') are similar in nature, unless otherwise noted below. Each share of Convertible Preferred Stock: (1) is entitled to a liquidation preference of $100 per share, (2) is immediately convertible into 2.08264 shares of Time Warner common stock at a conversion price of $48 per share (based on its liquidation value), except that shares of the Series H Preferred Stock are generally not convertible until September 5, 2000, (3) entitles the holder thereof (i) to receive for a four year period from the date of issuance (or a five year period with respect to the Series C and Series E Preferred Stock) an annual dividend per share equal to the greater of $3.75 and an amount equal to the dividends paid on the Time Warner common stock into which each share may be converted and (ii) to the extent that any of such shares of preferred stock remain outstanding at the end of the period in which the minimum $3.75 per share dividend is to be paid, the holders thereafter will receive dividends equal to the dividends paid on shares of Time Warner common stock multiplied by the number of shares into which their shares of preferred stock are convertible and (4) except for the Series H Preferred Stock which is generally not entitled to vote, entitles the holder thereof to vote with the common stockholders on all matters on which the common stockholders are entitled to vote, and each share of such Convertible Preferred Stock is entitled to two votes on any such matter.

     Time Warner has the right to exchange each series of Convertible Preferred Stock for Time Warner common stock at the stated conversion price at any time on or after the respective exchange date. The Series C Preferred Stock is exchangeable by the holder beginning after the third year from its date of issuance and by

                                TIME WARNER INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Time Warner after the fourth year at the stated conversion price plus a declining premium in years four and five and no premium thereafter. In addition, Time Warner has the right to redeem each series of Convertible Preferred Stock, in whole or in part, for cash at the liquidation value plus accrued dividends, at any time on or after the respective redemption date.

     Pursuant to a shareholder rights plan adopted in January 1994, Time Warner distributed one right per common share which currently becomes exercisable in certain events involving the acquisition of 15% or more of the then ouststanding common stock of Time Warner. Upon the occurrence of such an event, each right entitles its holder to purchase for $150 the economic equivalent of common stock of Time Warner, or in certain circumstances, of the acquiror, worth twice as much. In connection with the plan, 4 million shares of preferred stock were reserved. The rights expire on January 20, 2004. In connection with the TBS Transaction, Time Warner expects to amend the shareholder rights plan principally to change the basis for determining if an acquisition of 15% or more of Time Warner common stock has occurred to a fully-diluted basis.

     In 1993, Time Warner redeemed or exchanged $6.4 billion of Series C and Series D preferred stock ('old Series C and Series D preferred stock') that were issued in Time Warner's 1989 acquisition of WCI. The cash redemption of the old Series D preferred stock was financed principally by the proceeds from the issuance of long-term notes and debentures. The old Series C preferred stock was exchanged for the 8.75% Convertible Debentures.

     At December 31, 1995, Time Warner had reserved 172.6 million shares of common stock for the conversion of its Convertible Preferred Stock, zero coupon convertible notes and other convertible securities, and for the exercise of outstanding options to purchase shares of common stock, excluding 25.7 million shares related to the 8.75% Convertible Debentures which were redeemed in February 1996 (Note 6).

10. STOCK OPTION PLANS

     Options to purchase Time Warner common stock under various stock option plans have been granted to employees of Time Warner and TWE at, or in excess of, fair market value at the date of grant. Generally, the options become exercisable over a three-year vesting period and expire ten years from the date of grant. A summary of stock option activity under all plans is as follows:

                                                                                          THOUSANDS    EXERCISE PRICE
                                                                                          OF SHARES      PER SHARE
                                                                                          ---------    --------------
Balance at January 1, 1995.............................................................     77,611          $ 8-48
Granted................................................................................      5,096           34-45
Exercised..............................................................................     (3,721)           8-40
Cancelled..............................................................................       (367)          17-45
                                                                                          ---------
Balance at December 31, 1995...........................................................     78,619          $17-48
                                                                                          ---------
                                                                                          ---------

                                                                                                 DECEMBER 31,
                                                                                          ---------------------------
                                                                                            1995            1994
                                                                                          ---------    --------------
                                                                                                  (THOUSANDS)
Exercisable............................................................................     66,242          63,106
Available for future grants............................................................      7,884           8,849

     For options exercised by employees of TWE, Time Warner is reimbursed for the amount by which the market value of Time Warner common stock on the exercise date exceeds the exercise price, or the greater of the exercise price or $27.75 for options granted prior to the TWE capitalization on June 30, 1992. There were
28.5 million options held by employees of TWE at December 31, 1995, 21.8 million of which were exercisable. There were 1.3 million options exercised in 1994 and
4.8 million options exercised in 1993, at prices ranging from $8-$36 per share in each year.

                                TIME WARNER INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

11. BENEFIT PLANS

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

     Pension expense included the following:

                                                                                         YEARS ENDED DECEMBER 31,
                                                                                         -------------------------
                                                                                         1995       1994      1993
                                                                                         -----      ----      ----
                                                                                                (MILLIONS)
Service cost..........................................................................   $  29      $ 34      $ 25
Interest cost.........................................................................      53        50        45
Actual return on plan assets..........................................................    (137)       (2)      (52)
Net amortization and deferral.........................................................      89       (45)       10
                                                                                         -----      ----      ----
Total.................................................................................   $  34      $ 37      $ 28
                                                                                         -----      ----      ----
                                                                                         -----      ----      ----

     The status of funded pension plans is as follows:

                                                                                                    DECEMBER 31,
                                                                                                   --------------
                                                                                                   1995      1994
                                                                                                   ----      ----
                                                                                                     (MILLIONS)
Accumulated benefit obligation (89% vested).....................................................   $544      $394
Effect of future salary increase................................................................    192       132
                                                                                                   ----      ----
Projected benefit obligation....................................................................    736       526
Plan assets at fair value.......................................................................    643       495
                                                                                                   ----      ----
Projected benefit obligation in excess of plan assets...........................................    (93)      (31)
Unamortized actuarial losses....................................................................     94        49
Unamortized plan changes........................................................................      2        (7)
Other...........................................................................................    (10)       (8)
                                                                                                   ----      ----
Prepaid (accrued) pension expense...............................................................   $ (7)     $  3
                                                                                                   ----      ----
                                                                                                   ----      ----

     The following assumptions were used in accounting for pension plans:

                                                                                             1995     1994     1993
                                                                                             ----     ----     ----
Weighted average discount rate............................................................   7.25%    8.5 %    7.5 %
Return on plan assets.....................................................................      9%      9 %      9 %
Rate of increase in compensation..........................................................      6%      6 %      6 %

     Employees of Time Warner's operations in foreign countries participate to varying degrees in local pension plans, which in the aggregate are not significant.

     Time Warner also has an employee stock ownership plan, 401(k) savings plans and other savings and profit sharing plans, as to which the expense amounted to $51 million in 1995, $51 million in 1994 and $46 million in 1993. Contributions to the 401(k) and other savings plans are based upon a percentage of the employees' elected contributions. Contributions to the employee stock ownership and profit sharing plans are generally determined by management and approved by the board of directors of the participating companies.

                                TIME WARNER INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

12. FINANCIAL INSTRUMENTS

     The carrying value of Time Warner's financial instruments approximates fair value, except for differences with respect to long-term, fixed-rate debt and related interest rate swap contracts and certain differences related to cost method investments and other financial instruments which are not significant. The fair value of financial instruments, such as long-term debt and investments, is generally determined by reference to market values resulting from trading on a national securities exchange or in an over-the-counter market. In cases where quoted market prices are not available, such as for derivative financial instruments, fair value is based on estimates using present value or other valuation techniques.

INTEREST RATE RISK MANAGEMENT

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

     The net amounts paid or payable, or received or receivable, through the end of the accounting period are included in interest expense. Because interest rate swap contracts are used to modify the interest characteristics of Time Warner's outstanding debt from a fixed to a floating-rate basis or, vice versa, unrealized gains or losses on interest rate swap contracts are not recognized in income unless the contracts are terminated prior to their maturity. Gains or losses on any contracts terminated early are deferred and amortized to income over the remaining average life of the terminated contracts.

     At December 31, 1995, Time Warner had interest rate swap contracts to pay floating-rates of interest (average six-month LIBOR rate of 5.9%) and receive fixed-rates of interest (average rate of 5.4%) on $2.6 billion notional amount of indebtedness, which resulted in approximately 43% of Time Warner's underlying debt being subject to variable interest rates. The notional amount of outstanding contracts by year of maturity at December 31, 1995 is as follows:
1996-$300  million; 1998-$700 million; 1999-$1.2 billion; and 2000-$400 million.
At December 31, 1994, Time Warner had interest rate swap contracts on $2.9 billion notional amount of indebtedness.

     Based on the level of interest rates prevailing at December 31, 1995, the fair value of Time Warner's fixed-rate debt exceeded its carrying value by $407 million and it would have cost $9 million to terminate the related interest rate swap contracts, which combined is the equivalent of an unrealized loss of $416 million. Based on Time Warner's fixed-rate debt and related interest rate swap contracts outstanding at December 31, 1995, each 25 basis point increase or decrease in the level of interest rates prevailing at December 31, 1995 would result in a net reduction or increase in the combined unrealized loss of approximately $185 million, respectively, including respective costs or savings of $16 million to terminate the related interest rate swap contracts. Based on the level of interest rates prevailing at December 31, 1994, the fair value of Time Warner's fixed-rate debt was $572 million less than its carrying value and it would have cost $236 million to terminate its interest rate swap contracts, which combined was the equivalent of an unrealized gain of $336 million.

     Although changes in the unrealized gains or losses on interest rate swap contracts and debt do not result in the realization or expenditure of cash unless the contracts are terminated or the debt is retired, each 25 basis point increase or decrease in the level of interest rates related to Time Warner's variable-rate debt and interest

                                TIME WARNER INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

rate swap contracts would respectively increase or decrease Time Warner's annual interest expense and related cash payments by approximately $12 million, including $7 million related to interest rate swap contracts.

FOREIGN EXCHANGE RISK MANAGEMENT

     Foreign exchange contracts are used primarily by Time Warner to hedge the risk that unremitted or future royalties and license fees owed to Time Warner or TWE domestic companies for the sale or anticipated sale of U.S. copyrighted products abroad may be adversely affected by changes in foreign currency exchange rates. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, Time Warner hedges a portion of its and TWE's combined foreign currency exposures anticipated over the ensuing twelve month period. At December 31, 1995, Time Warner has effectively hedged approximately half of the combined estimated foreign currency exposures that principally relate to anticipated cash flows to be remitted to the U.S. over the ensuing twelve month period, using foreign exchange contracts that generally have maturities of three months or less, which are generally rolled over to provide continuing coverage throughout the year. Time Warner often closes foreign exchange sale contracts by purchasing an offsetting purchase contract. At December 31, 1995, Time Warner had contracts for the sale of $504 million and the purchase of $140 million of foreign currencies at fixed rates, primarily English pounds (29% of net contract value), German marks (19%), Canadian dollars (16%), French francs (16%) and Japanese yen (5%), compared to contracts for the sale of $551 million and the purchase of $109 million of foreign currencies at December 31, 1994.

     Unrealized gains or losses related to foreign exchange contracts are recorded in income as the market value of such contracts change; accordingly, the carrying value of foreign exchange contracts approximates market value. The carrying value of foreign exchange contracts was not material at December 31, 1995 and 1994 and is included in other current liabilities. No cash is required to be received or paid with respect to the realization of such gains and losses until the related foreign exchange contracts are settled, generally at their respective maturity dates. In 1995 and 1994, Time Warner had $20 million and $33 million, respectively, and TWE had $11 million and $20 million, respectively, of net losses on foreign exchange contracts, which were or are expected to be offset by corresponding increases in the dollar value of foreign currency royalties and license fee payments that have been or are anticipated to be received in cash from the sale of U.S. copyrighted products abroad. Time Warner reimburses or is reimbursed by TWE for contract gains and losses related to TWE's foreign currency exposure. Foreign currency contracts are placed with a number of major financial institutions in order to minimize credit risk.

     Based on the foreign exchange contracts outstanding at December 31, 1995, each 5% devaluation of the U.S. dollar as compared to the level of foreign exchange rates for currencies under contract at December 31, 1995 would result in approximately $25 million of unrealized losses and $7 million of unrealized gains on foreign exchange contracts involving foreign currency sales and purchases, respectively. Conversely, a 5% appreciation of the U.S. dollar would result in $25 million of unrealized gains and $7 million of unrealized losses, respectively. At December 31, 1995, none of Time Warner's foreign exchange purchase contracts relates to TWE's foreign currency exposure. However, with regard to the $25 million of unrealized losses or gains on foreign exchange sale contracts, Time Warner would be reimbursed by TWE, or would reimburse TWE, respectively, for approximately $6 million related to TWE's foreign currency exposure. Consistent with the nature of the economic hedge provided by such foreign exchange contracts, such unrealized gains or losses would be offset by corresponding decreases or increases, respectively, in the dollar value of future foreign currency royalty and license fee payments that would be received in cash within the ensuing twelve month period from the sale of U.S. copyrighted products abroad.

                                TIME WARNER INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

13. SEGMENT INFORMATION

     Time   Warner's  businesses  are  conducted  in  three  fundamental  areas:
Entertainment, consisting principally of interests in recorded music and music publishing, filmed entertainment, broadcasting, theme parks and cable television programming; News and Information, consisting principally of interests in magazine publishing, book publishing and direct marketing; and Telecommunications, consisting principally of interests in cable television systems. Time Warner's interests in filmed entertainment, broadcasting, theme parks, cable television programming and most of its telecommunications business are held by the Entertainment Group, which is not consolidated for financial reporting purposes.

     Information as to the operations of Time Warner and the Entertainment Group in different business segments is set forth below. Cable business segment information for Time Warner reflects the 1995 acquisitions of KBLCOM and Summit. Cable business segment information for the Entertainment Group reflects the consolidation by TWE of the TWE-Advance/Newhouse Partnership effective as of April 1, 1995 and Paragon effective as of July 6, 1995. The operating results of Six Flags have been deconsolidated effective as of June 23, 1995 and results prior to that date are reported separately to facilitate comparability.

                                                                                       YEARS ENDED DECEMBER 31,
                                                                                     ----------------------------
                                                                                      1995       1994       1993
                                                                                     ------     ------     ------
                                                                                              (MILLIONS)
REVENUES
Time Warner:
Publishing........................................................................   $3,722     $3,433     $3,270
Music.............................................................................    4,196      3,986      3,334
Cable.............................................................................      172         --         --
Intersegment elimination..........................................................      (23)       (23)       (23)
                                                                                     ------     ------     ------
Total.............................................................................   $8,067     $7,396     $6,581
                                                                                     ------     ------     ------
                                                                                     ------     ------     ------
Entertainment Group:
Filmed Entertainment..............................................................   $5,078     $4,484     $4,032
Six Flags Theme Parks.............................................................      227        557        533
Broadcasting-The WB Network.......................................................       33         --         --
Programming-HBO...................................................................    1,607      1,513      1,441
Cable.............................................................................    3,094      2,242      2,208
Intersegment elimination..........................................................     (410)      (287)      (251)
                                                                                     ------     ------     ------
Total.............................................................................   $9,629     $8,509     $7,963
                                                                                     ------     ------     ------
                                                                                     ------     ------     ------

                                TIME WARNER INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                                                          YEARS ENDED DECEMBER 31,
                                                                                          ----------------------
                                                                                          1995     1994     1993
                                                                                          ----     ----     ----
                                                                                                (MILLIONS)
OPERATING INCOME
Time Warner:
Publishing.............................................................................   $381     $347     $295
Music(1)...............................................................................    321      366      296
Cable..................................................................................     (5)      --       --
                                                                                          ----     ----     ----
Total..................................................................................   $697     $713     $591
                                                                                          ----     ----     ----
                                                                                          ----     ----     ----
Entertainment Group:
Filmed Entertainment...................................................................   $253     $219     $233
Six Flags Theme Parks..................................................................     29       56       53
Broadcasting-The WB Network............................................................    (66)      --       --
Programming-HBO........................................................................    274      237      213
Cable..................................................................................    502      340      406
                                                                                          ----     ----     ----
Total..................................................................................   $992     $852     $905
                                                                                          ----     ----     ----
                                                                                          ----     ----     ----

------------

(1) Includes pretax losses of $85 million recorded in 1995 related to certain businesses and joint ventures owned by the Music Division which were restructured or closed. The losses are primarily related to Warner Music Enterprises, one of the Company's direct marketing efforts, and the write off of its related direct mail order assets that were not recoverable due to the closure of this business. Such closure was substantially completed in 1995 and will not require any significant, future cash outlays. The activities that will not be continued are not material to the Company's results of operations, having resulted in insignificant operating losses in prior periods.

                                                                                         YEARS ENDED DECEMBER 31,
                                                                                          ----------------------
                                                                                          1995     1994     1993
                                                                                          ----     ----     ----
                                                                                                (MILLIONS)
DEPRECIATION OF PROPERTY, PLANT AND EQUIPMENT
Time Warner:
Publishing.............................................................................   $ 59     $ 47     $ 45
Music..................................................................................     95       86       87
Cable..................................................................................     27       --       --
                                                                                          ----     ----     ----
Total..................................................................................   $181     $133     $132
                                                                                          ----     ----     ----
                                                                                          ----     ----     ----
Entertainment Group:
Filmed Entertainment...................................................................   $113     $ 76     $ 51
Six Flags Theme Parks..................................................................     20       51       41
Broadcasting-The WB Network............................................................     --       --       --
Programming-HBO........................................................................     18       14       14
Cable..................................................................................    465      340      327
                                                                                          ----     ----     ----
Total..................................................................................   $616     $481     $433
                                                                                          ----     ----     ----
                                                                                          ----     ----     ----

                                TIME WARNER INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                                                    YEARS ENDED DECEMBER 31,
                                                                                 -------------------------------
                                                                                  1995        1994        1993
                                                                                 -------     -------     -------
                                                                                           (MILLIONS)
AMORTIZATION OF INTANGIBLE ASSETS(1)
Time Warner:
Publishing....................................................................   $    36     $    36     $    32
Music.........................................................................       274         268         260
Cable.........................................................................        68          --          --
                                                                                 -------     -------     -------
Total.........................................................................   $   378     $   304     $   292
                                                                                 -------     -------     -------
                                                                                 -------     -------     -------
Entertainment Group:
Filmed Entertainment..........................................................   $   124     $   135     $   143
Six Flags Theme Parks.........................................................        11          28          28
Broadcasting-The WB Network...................................................        --          --          --
Programming-HBO...............................................................         1           6           3
Cable.........................................................................       308         309         302
                                                                                 -------     -------     -------
Total.........................................................................   $   444     $   478     $   476
                                                                                 -------     -------     -------
                                                                                 -------     -------     -------

------------

(1) Amortization includes all amortization relating to the acquisition of WCI in 1989, the acquisition of the minority interest in ATC in 1992, the acquisitions of KBLCOM and Summit in 1995 and other business combinations accounted for by the purchase method.

     Information as to the assets and capital expenditures of Time Warner and the Entertainment Group is as follows:

                                                                                          DECEMBER 31,
                                                                                 -------------------------------
                                                                                  1995        1994        1993
                                                                                 -------     -------     -------
                                                                                           (MILLIONS)
ASSETS
Time Warner:
Publishing....................................................................   $ 2,175     $ 2,013     $ 1,897
Music.........................................................................     7,828       7,672       7,401
Cable.........................................................................     3,875          --          --
Entertainment Group(1)........................................................     5,734       5,350       5,627
Corporate(2)..................................................................     2,520       1,681       1,967
                                                                                 -------     -------     -------
Total.........................................................................   $22,132     $16,716     $16,892
                                                                                 -------     -------     -------
                                                                                 -------     -------     -------
Entertainment Group:
Filmed Entertainment..........................................................   $ 7,389     $ 7,184     $ 6,719
Six Flags Theme Parks.........................................................        --         814         848
Broadcasting-The WB Network...................................................        63          --          --
Programming-HBO...............................................................       935         911         875
Cable.........................................................................     9,842       8,303       8,102
Corporate(2)..................................................................       731       1,780       1,658
                                                                                 -------     -------     -------
Total.........................................................................   $18,960     $18,992     $18,202
                                                                                 -------     -------     -------
                                                                                 -------     -------     -------

------------

(1) Entertainment Group assets represent Time Warner's investment in and amounts due to and from the Entertainment Group.
(2) Consists principally of cash, cash equivalents and other investments.

                                TIME WARNER INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                                                    YEARS ENDED DECEMBER 31,
                                                                                 -------------------------------
                                                                                  1995        1994        1993
                                                                                 -------     -------     -------
                                                                                           (MILLIONS)
CAPITAL EXPENDITURES
Time Warner:
Publishing....................................................................   $    70     $    50     $    41
Music.........................................................................       121         108          91
Cable.........................................................................        56          --          --
Corporate.....................................................................        19           6          66
                                                                                 -------     -------     -------
Total.........................................................................   $   266     $   164     $   198
                                                                                 -------     -------     -------
                                                                                 -------     -------     -------
Entertainment Group:
Filmed Entertainment..........................................................   $   294     $   395     $   210
Six Flags Theme Parks.........................................................        43          46          34
Broadcasting-The WB Network...................................................        --          --          --
Programming-HBO...............................................................        20          14          16
Cable(1)......................................................................     1,293         778         353
Corporate.....................................................................         3           2          --
                                                                                 -------     -------     -------
Total.........................................................................   $ 1,653     $ 1,235     $   613
                                                                                 -------     -------     -------
                                                                                 -------     -------     -------

------------

(1) Cable capital expenditures were funded in part through collections on the U S WEST Note in the amount of $602 million in 1995, $234 million in 1994 and $16 million in 1993 (Note 2).
     Information as to Time Warner's operations in different geographical areas is as follows:

                                                                                    YEARS ENDED DECEMBER 31,
                                                                                 -------------------------------
                                                                                  1995        1994        1993
                                                                                 -------     -------     -------
                                                                                           (MILLIONS)
REVENUES
United States(1)..............................................................   $ 5,447     $ 4,944     $ 4,414
Europe........................................................................     1,552       1,445       1,296
Pacific Rim...................................................................       775         724         583
Rest of World.................................................................       293         283         288
                                                                                 -------     -------     -------
Total.........................................................................   $ 8,067     $ 7,396     $ 6,581
                                                                                 -------     -------     -------
                                                                                 -------     -------     -------
OPERATING INCOME
United States.................................................................   $   457     $   494     $   436
Europe........................................................................       158         108         102
Pacific Rim...................................................................        57          74          28
Rest of World.................................................................        25          37          25
                                                                                 -------     -------     -------
Total.........................................................................   $   697     $   713     $   591
                                                                                 -------     -------     -------
                                                                                 -------     -------     -------
ASSETS
United States.................................................................   $19,301     $13,961     $14,328
Europe........................................................................     1,797       1,717       1,635
Pacific Rim...................................................................       628         636         514
Rest of World.................................................................       406         402         415
                                                                                 -------     -------     -------
Total.........................................................................   $22,132     $16,716     $16,892
                                                                                 -------     -------     -------
                                                                                 -------     -------     -------

------------

(1) Time Warner's revenues do not include the revenues of the Entertainment Group, which had export revenues of $1.982 billion in 1995, $1.693 billion in 1994 and $1.650 billion in 1993, principally from the sale of Filmed Entertainment products abroad.

                                TIME WARNER INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

14. COMMITMENTS AND CONTINGENCIES
     Total rent expense amounted to $174 million in 1995, $157 million in 1994 and $163 million in 1993. The minimum rental commitments under noncancellable long-term operating leases are: 1996-$147 million; 1997-$133 million; 1998-$139 million; 1999-$130 million; 2000-$123 million and after 2000-$923 million.
     Minimum commitments and guarantees under certain licensing, artists and other agreements aggregated approximately $2.9 billion at December 31, 1995, which are payable principally over a five-year period. Such amounts do not include the Time Warner General Partner guarantees of approximately $6 billion of TWE debt.
     Pending legal proceedings are substantially limited to litigation incidental to the businesses of Time Warner, alleged damages in connection with class action lawsuits and pending litigation with U S WEST. In the opinion of counsel and management, the ultimate resolution of these matters will not have a material effect on the financial statements of Time Warner.

15. ADDITIONAL FINANCIAL INFORMATION
     Additional financial information with respect to cash flows is as follows:

                                                                                        YEARS ENDED DECEMBER 31,
                                                                                       --------------------------
                                                                                       1995      1994       1993
                                                                                       ----     ------     ------
                                                                                               (MILLIONS)
Cash payments made for interest.....................................................   $659     $  539     $  330
Cash payments made for income taxes.................................................    302        389        234
Tax-related distributions received from TWE.........................................    680        115         --
Income tax refunds received.........................................................     24         50         52

     During the years ended December 31, 1995 and 1994, Time Warner realized $35 million and $179 million, respectively, from the securitization of receivables. Noncash investing and financing activities in 1995 included the $1.4 billion acquisitions of KBLCOM and Summit in exchange for capital stock (Note 4), the $1.36 billion acquisition of ITOCHU's and Toshiba's interests in TWE in exchange for capital stock and $10 million in cash (Note 2) and the $1.8 billion redemption of Time Warner's Reset Notes in exchange for other debt securities (Note 6). Noncash financing activities in 1993 included the issuance of approximately $3.1 billion of debentures in exchange for the old Series C preferred stock (Note 9).

     Other current liabilities consist of:

                                                                                                  DECEMBER 31,
                                                                                                -----------------
                                                                                                 1995       1994
                                                                                                ------     ------
                                                                                                   (MILLIONS)

Accrued expenses.............................................................................   $  972     $  794
Accrued compensation.........................................................................      337        308
Accrued income taxes.........................................................................      173         81
Deferred revenues............................................................................       84         55
                                                                                                ------     ------
Total........................................................................................   $1,566     $1,238
                                                                                                ------     ------
                                                                                                ------     ------

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

                         REPORT OF INDEPENDENT AUDITORS

THE BOARD OF DIRECTORS AND SHAREHOLDERS
TIME WARNER INC.

We have audited the accompanying consolidated balance sheet of Time Warner Inc. ('Time Warner') as of December 31, 1995 and 1994, and the related consolidated statements of operations, cash flows and shareholders' equity for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of Time Warner's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Time Warner at December 31, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                          ERNST & YOUNG LLP

New York, New York
February 6, 1996

                                TIME WARNER INC.
                         SELECTED FINANCIAL INFORMATION

     The selected financial information for each of the five years in the period ended December 31, 1995 set forth below has been derived from and should be read in conjunction with the financial statements and other financial information presented elsewhere herein. Capitalized terms are as defined and described in such consolidated financial statements, or elsewhere herein. The selected historical financial information for all periods after 1992 reflects the deconsolidation of the Entertainment Group, principally TWE, effective January 1, 1993.

     The selected historical financial information for 1995 reflects the issuance of 29.3 million shares of convertible preferred stock having an aggregate liquidation preference of $2.926 billion in connection with (i) the acquisitions of KBLCOM and Summit and (ii) the exchange by Toshiba and ITOCHU of their direct and indirect interests in TWE. The selected historical financial information for 1993 reflects the issuance of $6.1 billion of long-term debt and the use of $.5 billion of cash and equivalents for the exchange or redemption of preferred stock having an aggregate liquidation preference of $6.4 billion. The selected historical financial information for 1992 reflects the capitalization of TWE on June 30, 1992 and associated refinancings, and the acquisition of the 18.7% minority interest in ATC as of June 30, 1992, using the purchase method of accounting for business combinations.

     Per common share amounts and average common shares have been restated to give effect to the four-for-one common stock split that occurred on September 10, 1992.

                                                                           YEARS ENDED DECEMBER 31,
                                                              ---------------------------------------------------
SELECTED OPERATING STATEMENT INFORMATION                       1995       1994       1993       1992       1991
                                                              -------    -------    -------    -------    -------
                                                                     (MILLIONS, EXCEPT PER SHARE AMOUNTS)
Revenues...................................................   $ 8,067    $ 7,396    $ 6,581    $13,070    $12,021
Depreciation and amortization..............................       559        437        424      1,172      1,109
Business segment operating income (a)......................       697        713        591      1,343      1,154
Equity in pretax income of Entertainment Group.............       256        176        281         --         --
Interest and other, net....................................       877        724        718        882        966
Net income (loss) (b)(c)...................................      (166)       (91)      (221)        86        (99)
Net loss applicable to common shares (after preferred
  dividends)...............................................      (218)      (104)      (339)      (542)      (692)
Per share of common stock:
  Net loss (b)(c)..........................................   $ (0.57)   $ (0.27)   $ (0.90)   $ (1.46)   $ (2.40)
  Dividends................................................   $  0.36    $  0.35    $  0.31    $ 0.265    $  0.25
Average common shares (c)..................................     383.8      378.9      374.7      371.0      288.2

------------
 (a) Business segment operating income for the year ended December 31, 1995 includes $85 million in losses relating to certain businesses and joint ventures owned by the Music Division which were restructured or closed. Business segment operating income for the year ended December 31, 1991 includes a $60 million charge relating to the restructuring of the Publishing Division.

 (b) The net loss for the year ended December 31, 1995 includes an extraordinary loss on the retirement of debt of $42 million ($.11 per common share). The net loss for the year ended December 31, 1993 includes an extraordinary loss on the retirement of debt of $57 million ($.15 per common share) and an unusual charge of $70 million ($.19 per common share) from the effect of the new income tax law on Time Warner's deferred income tax liability.

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

                                                                           YEARS ENDED DECEMBER 31,
                                                              ---------------------------------------------------
SELECTED BALANCE SHEET INFORMATION                             1995       1994       1993       1992       1991
                                                              -------    -------    -------    -------    -------
                                                                     (MILLIONS, EXCEPT PER SHARE AMOUNTS)
Investments in and amounts due to and from Entertainment
  Group....................................................   $ 5,734    $ 5,350    $ 5,627    $    --    $    --
Total assets...............................................    22,132     16,716     16,892     27,366     24,889
Long-term debt.............................................     9,907      8,839      9,291     10,068      8,716
Company-obligated mandatorily redeemable preferred
  securities of subsidiaries holding solely subordinated
  notes and debentures of the Company (a)..................       949         --         --         --         --
Shareholders' equity:
  Preferred stock liquidation preference...................     2,994        140        140      6,532      6,256
  Equity applicable to common stock........................       673      1,008      1,230      1,635      2,242
  Total shareholders' equity...............................     3,667      1,148      1,370      8,167      8,498
Total capitalization.......................................    14,523      9,987     10,661     18,235     17,214

------------

 (a) Includes $374 million of preferred securities that are redeemable for cash or, at Time Warner's option, approximately 12.1 million shares of Hasbro, Inc. common stock owned by Time Warner.

                                TIME WARNER INC.
                  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                          EQUITY IN
                                           PRETAX                         NET          NET INCOME
                          OPERATING        INCOME                    INCOME (LOSS)     (LOSS) PER     DIVIDENDS
                          INCOME OF       (LOSS) OF        NET        APPLICABLE         COMMON          PER
                          BUSINESS      ENTERTAINMENT     INCOME       TO COMMON         SHARE         COMMON
QUARTER      REVENUES     SEGMENTS          GROUP         (LOSS)       SHARES(B)         (B)(C)         SHARE
--------     --------     ---------     -------------     ------     -------------     ----------     ---------
                                     (MILLIONS, EXCEPT PER SHARE AMOUNTS)
1995
1st           $1,817        $ 138           $  22         $ (47)         $ (50)          $(0.13)        $0.09
2nd            1,907          184              84            (8)           (13)           (0.03)         0.09
3rd (a)        1,981           21             129          (144)          (160)           (0.41)         0.09
4th            2,362          354              21            33              5             0.01          0.09
Year (a)       8,067          697             256          (166)          (218)           (0.57)         0.36

1994
1st           $1,558        $ 112           $  45         $ (51)         $ (54)          $(0.14)        $0.08
2nd            1,667          170              66           (20)           (23)           (0.06)         0.09
3rd            1,884          141              66           (32)           (35)           (0.09)         0.09
4th            2,287          290              (1)           12              8             0.02          0.09
Year           7,396          713             176           (91)          (104)           (0.27)         0.35


           AVERAGE     COMMON STOCK
           COMMON      ------------
QUARTER    SHARES     HIGH        LOW
--------   ------     ----        ---

1995
1st        379.5     $39 1/4     $33 5/8
2nd        381.4      43 1/2      34 1/4
3rd (a)    386.5      45 5/8      38 7/8
4th        387.5      41 1/4      35 3/4
Year (a)   383.8      45 5/8      33 5/8

1994
1st        378.6     $44 1/4     $36 5/8
2nd        378.8      40 5/8      34 1/2
3rd        379.1      38 3/4      34
4th        379.2      37 3/4      31 1/2
Year       378.9      44 1/4      31 1/2

------------
 (a) Business segment operating income for the third quarter of 1995 includes $85 million in losses relating to certain businesses and joint ventures owned by the Music Division which were restructured or closed. The net loss for the third quarter of 1995 includes an extraordinary loss on the retirement of debt of $42 million ($.11 per common share).

 (b)  After preferred dividend requirements.

 (c) Per common share amounts for the quarters and full years have been calculated separately. Accordingly, quarterly amounts may not add to the annual amount because of differences in the average common shares outstanding during each period.

                                TIME WARNER INC.
          SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
              UNCONSOLIDATED (PARENT-ONLY) CONDENSED BALANCE SHEET
                                  DECEMBER 31,
                                   (MILLIONS)

                                                                                              1995        1994
                                                                                             -------     -------
ASSETS
Cash and equivalents (a).................................................................    $   922     $    68
Investments in and amounts due to and from unconsolidated subsidiaries and equity method
  investees..............................................................................     16,040      13,122
Other assets.............................................................................        436         358
                                                                                             -------     -------
Total assets.............................................................................    $17,398     $13,548
                                                                                             -------     -------
                                                                                             -------     -------

LIABILITIES AND SHAREHOLDERS' EQUITY
Long-term debt...........................................................................    $ 8,467     $ 8,811
Deferred income taxes....................................................................      3,420       2,700
Other liabilities........................................................................        867         889
Subordinated notes and debentures in support of mandatorily redeemable preferred
  securities of subsidiaries.............................................................        977          --

Shareholders' equity:
Preferred stock..........................................................................         30           1
Common stock.............................................................................        388         379
Paid-in capital..........................................................................      5,422       2,588
Unrealized gains on certain marketable securities........................................        116         130
Accumulated deficit......................................................................     (2,289)     (1,950)
                                                                                             -------     -------
Total shareholders' equity...............................................................      3,667       1,148
                                                                                             -------     -------
Total liabilities and shareholders' equity...............................................    $17,398     $13,548
                                                                                             -------     -------
                                                                                             -------     -------

------------

 (a) Includes $557 million of cash and equivalents at December 31, 1995 segregated for the redemption of long-term debt.

See accompanying notes.

                                TIME WARNER INC.
          SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
         UNCONSOLIDATED (PARENT-ONLY) CONDENSED STATEMENT OF OPERATIONS
                            YEARS ENDED DECEMBER 31,
                                   (MILLIONS)

                                                                                        1995      1994      1993
                                                                                        -----     -----     -----
Equity in the income of unconsolidated subsidiaries and equity method investees
  before federal and state income and foreign withholding taxes.....................    $ 815     $ 731     $ 794
Interest and other, net.............................................................     (860)     (641)     (718)
Corporate expenses..................................................................      (74)      (76)      (73)
                                                                                        -----     -----     -----
Income (loss) before federal and state income and foreign withholding taxes.........     (119)       14         3
Provision for federal and state income and foreign withholding taxes................       (5)     (105)     (167)
                                                                                        -----     -----     -----
Loss before extraordinary item......................................................     (124)      (91)     (164)
Extraordinary loss on debt, net of $26 million and $37 million income tax benefit in
  1995 and 1993, respectively.......................................................      (42)       --       (57)
                                                                                        -----     -----     -----
Net loss............................................................................    $(166)    $ (91)    $(221)
                                                                                        -----     -----     -----
                                                                                        -----     -----     -----

See accompanying notes.

                                TIME WARNER INC.
          SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
         UNCONSOLIDATED (PARENT-ONLY) CONDENSED STATEMENT OF CASH FLOWS
                            YEARS ENDED DECEMBER 31,
                                   (MILLIONS)

                                                                                    1995        1994       1993
                                                                                   -------     ------     -------
OPERATIONS
Net loss.......................................................................    $  (166)    $  (91)    $  (221)
Extraordinary loss on retirement of debt.......................................         42         --          57
One-time tax charge (a)........................................................         --         --          70
Noncash interest expense.......................................................        176        219         185
Deficiency of distributions over equity in pretax income of unconsolidated
  subsidiaries and equity method investees (b).................................        (89)      (396)       (462)
Other, principally changes in operating assets and liabilities.................        (72)       149         435
                                                                                   -------     ------     -------
Cash provided (used) by operations (c).........................................       (109)      (119)         64
                                                                                   -------     ------     -------

INVESTING ACTIVITIES
Investments and acquisitions, principally loans and advances to unconsolidated
  subsidiaries.................................................................       (353)      (815)       (737)
Investment proceeds, principally repayments of loans and advances by
  unconsolidated subsidiaries..................................................      1,154      1,087         114
                                                                                   -------     ------     -------
Cash provided (used) by investing activities (d)...............................        801        272        (623)
                                                                                   -------     ------     -------

FINANCING ACTIVITIES
Borrowings.....................................................................        748        550       4,730
Debt repayments................................................................     (1,455)      (617)     (1,003)
Issuance of subordinated notes and debentures in support of mandatorily
  redeemable preferred securities of subsidiaries..............................        977         --          --
Redemption of old Series D preferred stock.....................................         --         --      (3,494)
Dividends paid.................................................................       (171)      (142)       (299)
Stock option and dividend reinvestment plans...................................        106         34          92
Other, principally financing costs.............................................        (43)        (6)       (133)
                                                                                   -------     ------     -------
Cash provided (used) by financing activities (d)...............................        162       (181)       (107)
                                                                                   -------     ------     -------

INCREASE (DECREASE) IN CASH AND EQUIVALENTS....................................        854        (28)       (666)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD....................................         68         96         762
                                                                                   -------     ------     -------

CASH AND EQUIVALENTS AT END OF PERIOD..........................................    $   922     $   68     $    96
                                                                                   -------     ------     -------
                                                                                   -------     ------     -------

------------
(a) Reflects a $70 million increase in Time Warner's deferred income tax liability as a result of new tax law enacted in 1993.

(b) Distributions from unconsolidated subsidiaries and equity method investees were $726 million, $335 million and $332 million in 1995, 1994 and 1993, respectively.

(c) Cash payments made for interest amounted to $628 million, $539 million and $268 million in 1995, 1994 and 1993, respectively. U.S. federal and state income and foreign withholding tax payments were $195 million, $299 million and $137 million in 1995, 1994 and 1993, respectively, and related tax refunds were $19 million, $44 million and $44 million, respectively.

(d) For information with respect to certain noncash investing and financing activities of Time Warner, see Note 15 to the Time Warner consolidated financial statements. In addition, noncash investing activities of Time Warner with its unconsolidated subsidiaries included noncash capital distributions (contributions), net, of $2.450 billion, ($176) million and $3.049 billion in 1995, 1994 and 1993, respectively, and a $3 billion loan to an unconsolidated subsidiary in 1993.

See accompanying notes.

                                TIME WARNER INC.
          SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT NOTES TO UNCONSOLIDATED (PARENT-ONLY) CONDENSED FINANCIAL INFORMATION

1. BASIS OF PRESENTATION

     Time Warner's investments in and amounts due to and from unconsolidated subsidiaries and equity method investees are stated at cost plus equity in the undistributed income (loss) of subsidiaries and equity method investees, before U.S. federal and state income and foreign withholding taxes, since dates of acquisition. Time Warner's share of the income (loss) of unconsolidated subsidiaries and equity method investees, before federal and state income and foreign withholding taxes, is included in the statement of operations using the equity method. The unconsolidated (parent-only) financial statements should be read in conjunction with the accompanying consolidated financial statements of Time Warner. Capitalized terms are as defined in the Time Warner consolidated financial statements.

2. LONG-TERM DEBT

     The principal terms and amounts of the long-term debt of Time Warner (parent-only) are set forth in Note 6 to the Time Warner consolidated financial statements. Time Warner (parent-only) long-term debt excludes unconsolidated subsidiary debt of $1.440 billion and $28 million at December 31, 1995 and 1994, respectively, of which $1.265 billion is due in 2000.

3. SUBORDINATED NOTES AND DEBENTURES

     In August 1995, Time Warner issued $385 million principal amount of 4% subordinated notes due December 23, 1997 (the '4% Notes') to a wholly-owned subsidiary in support of such subsidiary's issuance of the PERCS. The amount payable by Time Warner upon the maturity of each 4% Note is equal to the lesser of $54.41, and the market value of a share of common stock of Hasbro on December 17, 1997, payable in cash or, at Time Warner's option, Hasbro common stock held by a subsidiary of Time Warner. Time Warner has the right to redeem the 4% Notes at any time prior to December 23, 1997, at an amount per 4% Note equal to $54.41 (or in certain limited circumstances the lesser of such amount and the market value of a share of Hasbro common stock at the time of redemption) plus accrued and unpaid interest thereon and a declining premium, payable in cash or, at Time Warner's option, Hasbro common stock.

     In December 1995, Time Warner issued $592 million principal amount of 8 7/8% subordinated debentures due December 31, 2025 (the '8 7/8% Debentures') to a wholly-owned subsidiary in support of such subsidiary's issuance of the Preferred Trust Securities. Interest payments on the 8 7/8% Debentures may be deferred at the election of Time Warner for any period not exceeding 20 consecutive quarters. Time Warner has the right to redeem the 8 7/8% Debentures, in whole or in part, on or after December 31, 2000, or in other certain circumstances, in each case at an amount equal to the principal amount of 8 7/8% Debentures to be redeemed plus accrued and unpaid interest thereon.

                                TIME WARNER INC.
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                                   (MILLIONS)

                                                                             ADDITIONS
                                                               BALANCE AT    CHARGED TO                       BALANCE
                                                               BEGINNING     COSTS AND                        AT END
                        DESCRIPTION                            OF PERIOD      EXPENSES     DEDUCTIONS        OF PERIOD
------------------------------------------------------------   ----------    ----------    ----------        ---------
1995:
Reserves deducted from accounts receivable:
     Allowance for doubtful accounts........................     $  157       $    230      $   (199)(a)       $ 188
     Reserves for sales returns and allowances..............        611          2,217        (2,230)(b)(c)      598
                                                               ----------    ----------    ----------        ---------
          Total.............................................     $  768       $  2,447      $ (2,429)          $ 786
                                                               ----------    ----------    ----------        ---------
                                                               ----------    ----------    ----------        ---------
Reserves deducted from amounts due to publishers
     (accounts payable)
     Allowance for magazine and book returns................     $ (159)      $ (1,015)     $  1,011(c)        $(163)
                                                               ----------    ----------    ----------        ---------
                                                               ----------    ----------    ----------        ---------
1994:
Reserves deducted from accounts receivable:
     Allowance for doubtful accounts........................     $  131       $    197      $   (171)(a)       $ 157
     Reserves for sales returns and allowances..............        545          1,822        (1,756)(b)(c)      611
                                                               ----------    ----------    ----------        ---------
          Total.............................................     $  676       $  2,019      $ (1,927)          $ 768
                                                               ----------    ----------    ----------        ---------
                                                               ----------    ----------    ----------        ---------
Reserves deducted from amounts due to publishers (accounts
     payable)
     Allowance for magazine and book returns................     $ (154)      $   (905)     $    900(c)        $(159)
                                                               ----------    ----------    ----------        ---------
                                                               ----------    ----------    ----------        ---------
1993:
Reserves deducted from accounts receivable:
     Allowance for doubtful accounts........................     $  122       $    194      $   (185)(a)       $ 131
     Reserves for sales returns and allowances..............        522          1,631        (1,608)(b)(c)      545
                                                               ----------    ----------    ----------        ---------
          Total.............................................     $  644       $  1,825      $ (1,793)          $ 676
                                                               ----------    ----------    ----------        ---------
                                                               ----------    ----------    ----------        ---------
Reserves deducted from amounts due to publishers (accounts
     payable)
     Allowance for magazine and book returns................     $ (146)      $   (855)     $    847(c)        $(154)
                                                               ----------    ----------    ----------        ---------
                                                               ----------    ----------    ----------        ---------

------------

 (a)  Represents uncollectible receivables charged against reserve.

 (b)  Represents returns or allowances applied against reserve.

 (c) The distribution of magazines not owned by Time Warner results in a receivable recorded at the sales price and a corresponding liability to the publisher recorded at the sales price less the distribution commission recognized by Time Warner as revenue. Therefore, changes in reserves for magazine returns also result in corresponding changes to the reserve against the liability due to the publishers.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     TWE   is  engaged  principally  in   two  fundamental  areas  of  business:
Entertainment, consisting principally of interests in filmed entertainment, broadcasting, theme parks and cable television programming; and Telecommunications, consisting principally of interests in cable television systems. TWE also manages the telecommunications properties owned by Time Warner and the combined cable television operations are conducted under the name of Time Warner Cable. Capitalized terms are as defined and described in the accompanying consolidated financial statements, or elsewhere herein.

STRATEGIC INITIATIVES

SIGNIFICANT TRANSACTIONS

     During 1995, TWE embarked on a program to improve its financial condition and increase its overall financial flexibility through asset sales and the refinancing of its bank debt. In conjunction with Time Warner, TWE also pursued significant, strategic objectives during 1995 through its cable television operations. These objectives are part of a continuing strategy to further enhance the strength of TWE's interests in entertainment and to attempt to use existing and acquired cable television systems to establish an enterprise that will be responsible for the overall management and financing of its and Time Warner's cable and telecommunications interests. In pursuit of these strategic objectives, TWE completed a number of transactions in 1995 that have had a significant effect on its results of operations and financial condition. Such transactions include:

      The formation by TWE of the TWE-Advance/Newhouse Partnership which, together with certain cable acquisitions by Time Warner, strengthened the geographic clusters of the cable television systems and substantially increased the number of cable subscribers managed by Time Warner Cable.

      The execution of a new $8.3 billion credit agreement, under which $2.6 billion of pre-existing bank debt was refinanced by TWE; and

      The sale by TWE of certain assets under an asset sales program, which raised approximately $1.1 billion for debt reduction, including the sale of 51% of TWE's interest in Six Flags (the 'Six Flags Transaction') and the sale or expected sale or transfer of certain unclustered cable television systems owned by TWE (the 'Unclustered Cable Transactions').

The nature of these transactions and their impact on the results of operations and financial condition of TWE are further discussed below.

TELECOMMUNICATIONS STRATEGY

     In 1994, TWE and Time Warner embarked on a strategy to expand their cable television business, leading to the formation of the TWE-Advance/Newhouse Partnership and the acquisition by Time Warner of certain cable television systems, which increased the number of subscribers under TWE's management by approximately 3.7 million. This strategy was based on management's expectation that there would be a signficant increase in the value of cable television systems related, in part, to a future convergence of the cable and telephone industries, which would provide cable companies with an opportunity to operate large geographic clusters of cable television systems for purposes of maximizing the development and distribution of new and improved services on a cost efficient basis, such as increased channel capacity, high speed data transmission and telephony services.

     In early 1996, TWE and Time Warner completed their plans for the expansion of their cable television business, thereby strengthening their geographic clusters of cable television systems as previously envisioned. Along with internal growth, the formation of the TWE-Advance/Newhouse Partnership, and Time Warner's acquisitions of Summit Communications Group, Inc. ('Summit'), KBLCOM
Incorporated  ('KBLCOM')  and  Cablevision  Industries  Corporation  ('CVI') and
related companies, increased the total number of subscribers under the management of Time Warner Cable to over 11.7 million, as compared to 7.5 million subscribers at the

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

end of 1994. Time Warner Cable has also extended its reach of cable television systems to neighborhoods passing 18 million homes or close to 20% of television homes in the U.S. In addition, there are now 35 geographic clusters of cable television systems managed by Time Warner Cable serving over 100,000 subscribers each, including key markets such as New York City and State, central Florida and North Carolina. Excluding Time Warner's systems, TWE owns or manages cable television systems serving 9.5 million subscribers, with 31 geographic clusters serving over 100,000 subscribers each. TWE and Time Warner do not currently plan to make any more significant acquisitions of cable television systems, but instead intends to continue to refine their geographic clusters by exchanging certain unclustered cable television systems for geographically-strategic ones or by selling non-strategic cable television systems as part of their continuing asset sales program. Management continues to believe that the increased size and concentration of its subscriber base will provide for sustained revenue growth from new and improved services, and provide certain economies of scale relating to the upgrade of the technological capabilities of Time Warner Cable's cable television systems.

     Management believes that the future convergence of the cable and telephone industries has been substantially confirmed through various events within the industry, including the February 1996 enactment into law of sweeping telecommunications industry reform. Among other features, the Telecommunications Act of 1996 effectively removes regulatory barriers that historically prohibited cable television companies and local and long-distance telephone companies from competing in each other's business. In addition, the new law eliminates most cable rate pricing restrictions in 1999, and earlier under certain circumstances. TWE expects that the relaxation of cable rate regulation in 1999, along with permitted cable rate price increases for certain regulated services that went into effect on January 1, 1996 under a separate Time Warner Cable agreement with the Federal Communications Commission (the 'FCC'), will provide enhanced pricing flexibility that will help finance its cable and telephony expansion plans.

     The next phase of TWE and Time Warner's telecommunications strategy is to simplify the structure of its cable and telecommunications properties by bringing such properties together, so far as practicable and on a tax-efficient basis, into an enterprise that will be responsible for the overall management and financing of these interests. The first step of this process was completed in 1995 when ITOCHU and Toshiba exchanged their interests in TWE for equity interests in Time Warner. The restructuring process depends, among other things, upon successful negotiations with U S WEST and certain creditors, and the receipt of franchise and other regulatory approvals. Accordingly, there can be no assurance that the effort will succeed. In the interim, as contemplated by the TWE-Advance/Newhouse Partnership agreement, Time Warner may transfer certain of its newly-acquired cable systems to the TWE-Advance/Newhouse Partnership on a tax-efficient basis. Such transfers, if they are made, are expected to be structured so that the systems will be transferred subject to a portion of Time Warner's debt, thereby increasing the under-leveraged capitalization of the TWE-Advance/Newhouse Partnership and consequently, TWE.

USE OF EBITDA

     The following comparative discussion of the results of operations and financial condition of TWE includes, among other factors, an analysis of changes in the operating income of the business segments before depreciation and amortization ('EBITDA') in order to eliminate the effect on the operating performance of the filmed entertainment and cable businesses of significant amounts of amortization of intangible assets recognized in Time Warner's $14 billion acquisition of WCI in 1989, the $1.3 billion acquisition of the ATC minority interest in 1992 and other business combinations accounted for by the purchase method. Financial analysts generally consider EBITDA to be an important measure of comparative operating performance for the businesses of TWE, and when used in comparison to debt levels or the coverage of interest expense, as a measure of liquidity. However, EBITDA should be considered in addition to, not as a substitute for, operating

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

income, net income, cash flow and other measures of financial performance and liquidity reported in accordance with generally accepted accounting principles.

RESULTS OF OPERATIONS

1995 VS. 1994

     TWE had revenues of $9.517 billion, income of $97 million before an extraordinary loss on the retirement of debt and net income of $73 million for the year ended December 31, 1995, compared to revenues of $8.460 billion and net income of $161 million for the year ended December 31, 1994. The decrease in net income in 1995 was principally related to a $24 million extraordinary loss on the retirement of debt and higher depreciation and amortization relating to increased capital spending.

     As discussed more fully below, TWE's operating results in 1995 reflect an overall increase in operating income generated by its business segments (including the contribution by the TWE-Advance/Newhouse Partnership) and an increase in investment-related income resulting from gains on the sale of certain unclustered cable systems and other investments, offset in part by minority interest expense related to the consolidation of the operating results of the TWE-Advance/Newhouse Partnership effective as of April 1, 1995.

     On a pro forma basis, giving effect to (i) the formation of the TWE-Advance/Newhouse Partnership, (ii) the refinancing of approximately $2.6 billion of pre-existing bank debt, (iii) the consolidation of Paragon, (iv) the Six Flags Transaction, (v) the Unclustered Cable Transactions and (vi) the reacquisition of the Time Warner Service Partnership Assets, as if each of such transactions had occurred at the beginning of the periods, TWE would have reported for the years ended December 31, 1995 and 1994, revenues of $9.682 billion and $8.779 billion, depreciation and amortization of $1.069 billion and $1.035 billion, operating income of $962 million and $884 million, income before extraordinary item of $172 million and $143 million and net income of $148 million and $143 million, respectively. The 1995 to 1994 comparison of pro forma results are similarly affected by any underlying historical trends unrelated to the transactions given pro forma effect to therein. The increase in pro forma over historical net income for 1995 principally results from the pro forma effects of a full year contribution by the TWE-Advance/Newhouse Partnership, the contribution of net income related to the Time Warner Service Partnership Assets, and interest savings associated with the refinancing of TWE's bank debt and lower debt levels resulting from asset sales. The decrease in pro forma over historical net income for 1994 principally results from the pro forma effects of the contribution of net losses related to the Time Warner Service Partnership Assets, which exceeded the positive pro forma effects of a full year contribution by the TWE-Advance/Newhouse Partnership, and interest savings associated with the refinancing of TWE's bank debt and lower debt levels resulting from asset sales.

     As a U.S. partnership, TWE is not subject to U.S. federal and state income taxation. Income and withholding taxes of $86 million in the year ended December 31, 1995, and $40 million in the year ended December 31, 1994, have been provided in respect of the operations of TWE's domestic and foreign subsidiary corporations.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

     EBITDA and operating income for TWE in 1995 and 1994 are as follows:

                                                                                  YEARS ENDED DECEMBER 31,
                                                                             -----------------------------------
                                                                                                     OPERATING
                                                                                  EBITDA              INCOME
                                                                             -----------------     -------------
                                                                              1995       1994      1995     1994
                                                                             ------     ------     ----     ----
                                                                                         (MILLIONS)
Filmed Entertainment......................................................   $  459     $  407     $228     $201
Six Flags Theme Parks.....................................................       60        135       29       56
Broadcasting-The WB Network...............................................      (66)        --      (66)      --
Programming-HBO...........................................................      291        255      274      236
Cable.....................................................................    1,255        994      495      355
                                                                             ------     ------     ----     ----
Total.....................................................................   $1,999     $1,791     $960     $848
                                                                             ------     ------     ----     ----
                                                                             ------     ------     ----     ----

     Filmed Entertainment. Revenues increased to $5.069 billion, compared to $4.476 billion in 1994. EBITDA increased to $459 million from $407 million. Depreciation and amortization, including amortization related to the purchase of WCI, amounted to $231 million in 1995 and $206 million in 1994. Operating income increased to $228 million from $201 million. Revenues benefited from increases in worldwide theatrical, home video, consumer products and television distribution operations. Worldwide theatrical and domestic home video revenues in 1995 were led by the success of Batman Forever. EBITDA and operating income benefited from the revenue gains and increased income from licensing operations.

     Six Flags Theme Parks. As a result of TWE's sale of 51% of its interest in Six Flags, the operating results of Six Flags have been deconsolidated effective as of June 23, 1995 and TWE's remaining 49% interest in Six Flags is accounted for under the equity method of accounting. Accordingly, revenues decreased to $227 million, compared to $557 million in 1994. EBITDA decreased to $60 million from $135 million. Depreciation and amortization amounted to $31 million in 1995 and $79 million in 1994. Operating income decreased to $29 million from $56 million.

     Broadcasting-The WB Network. The WB Network was launched in January 1995, and generated $66 million of operating losses on $33 million of revenues. The operating loss was mitigated by a favorable legal settlement, as well as by funding from a limited partner admitted as of August 1995. Due to the start-up nature of this new national broadcast operation, losses are expected to continue.

     Programming-HBO. Revenues increased to $1.593 billion, compared to $1.494 billion in 1994. EBITDA increased to $291 million from $255 million. Depreciation and amortization amounted to $17 million in 1995 and $19 million in 1994. Operating income increased to $274 million from $236 million. Revenues benefited primarily from an increase in subscriptions to 29.7 million from 27 million at the end of 1994, as well as from higher pay-TV rates. EBITDA and operating income improved principally as a result of the revenue gains.

     Cable. Revenues increased to $3.005 billion, compared to $2.220 billion in 1994. EBITDA increased to $1.255 billion from $994 million. Depreciation and amortization, including amortization related to the purchase of WCI and the acquisition of the ATC minority interest, amounted to $760 million in 1995 and $639 million in 1994. Operating income increased to $495 million from $355 million. Revenues and operating results benefited from the formation of the TWE-Advance/Newhouse Partnership on April 1, 1995 and the consolidation of Paragon effective as of July 6, 1995. Excluding such effects, revenues benefited from a 3% increase in basic cable subscribers and increases in nonregulated revenues, including pay-TV, pay-per-view and advertising. Excluding the positive contributions from the TWE-Advance/Newhouse Partnership and the consolidation of Paragon, EBITDA and operating income increased as a result of the revenue gains, offset in part by the full year impact of the second round of cable rate regulations that went into effect in July 1994, higher start-up costs for

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

telephony operations and, with respect to operating income only, higher depreciation and amortization relating to increased capital spending.

     Interest and Other, Net. Interest and other, net, decreased to $580 million in 1995, compared to $587 million in 1994. Interest expense increased to $571 million, compared to $563 million in 1994, principally as a result of higher short-term, floating-rates of interest paid on borrowings under TWE's former and existing bank credit agreements, offset in part by interest savings in the last quarter of 1995 on lower debt levels related to management's asset sales program. Other expense, net, decreased to $9 million in 1995 from $24 million in 1994, principally because of an increase in investment-related income related to gains on the sale of certain unclustered cable systems and other investments.

1994 VS. 1993

     TWE had revenues of $8.460 billion and net income of $161 million in 1994, compared to revenues of $7.946 billion and net income of $198 million in 1993. The decrease in net income principally relates to the effects of cable rate regulation, offset in part by the absence of an extraordinary loss on the retirement of debt of $10 million recorded in 1993. As discussed more fully below, the Entertainment Group's operating results in 1994 reflected an overall decrease in operating income generated by its business segments, principally relating to lower Cable results due to cable rate regulation, and an increase in investment-related and foreign currency contract losses, offset in part by an increase in interest income.

     EBITDA and operating income for TWE in 1994 and 1993 are as follows:

                                                                                  YEARS ENDED DECEMBER 31,
                                                                             -----------------------------------
                                                                                                     OPERATING
                                                                                  EBITDA              INCOME
                                                                             -----------------     -------------
                                                                              1994       1993      1994     1993
                                                                             ------     ------     ----     ----
                                                                                         (MILLIONS)
Filmed Entertainment......................................................   $  407     $  399     $201     $210
Six Flags Theme Parks.....................................................      135        122       56       53
Programming-HBO...........................................................      255        230      236      213
Cable.....................................................................      994      1,034      355      407
                                                                             ------     ------     ----     ----
Total.....................................................................   $1,791     $1,785     $848     $883
                                                                             ------     ------     ----     ----
                                                                             ------     ------     ----     ----

     Filmed Entertainment. Revenues increased to $4.476 billion, compared to $4.024 billion in 1993. EBITDA increased to $407 million from $399 million. Depreciation and amortization, including amortization related to the purchase of WCI, amounted to $206 million in 1994 and $189 million in 1993. Operating income decreased to $201 million from $210 million. Worldwide home video, syndication and consumer products revenues increased at Warner Bros., offset in part by lower worldwide theatrical revenues. EBITDA and operating income margins decreased principally as a result of lower theatrical results in comparison to the exceptionally strong theatrical results in 1993.

     Six Flags Theme Parks. Revenues increased to $557 million, compared to $533 million in 1993. EBITDA increased to $135 million from $122 million. Depreciation and amortization amounted to $79 million in 1994 and $69 million in 1993. Operating income increased to $56 million from $53 million. Revenues increased as a result of overall attendance growth and higher revenues per visitor. EBITDA and operating income improved principally as a result of the revenues gains.

     Programming-HBO. Revenues increased to $1.494 billion, compared to $1.435 billion in 1993. EBITDA increased to $255 million from $230 million. Depreciation and amortization amounted to $19 million in 1994 and $17 million in 1993. Operating income increased to $236 million from $213 million. Revenues benefited

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

from an increase in subscriptions and higher pay-TV rates. EBITDA, operating income and operating margins improved principally as a result of the revenue gains.

     Cable. Revenues increased to $2.220 billion, compared to $2.205 billion in 1993. EBITDA decreased to $994 million from $1.034 billion. Depreciation and amortization, including amortization related to the purchase of WCI and the acquisition of the ATC minority interest, amounted to $639 million in 1994 and $627 million in 1993. Operating income decreased to $355 million from $407 million. Revenues and operating results in 1994 were adversely affected by two rounds of cable rate regulation that in general reduced the rates cable operators are allowed to charge for regulated services, the first of which went into effect in September 1993 and the second of which went into effect in July 1994. The unfavorable effects of rate regulation were offset in part by an increase in subscribers and nonregulated revenues. Actions that were undertaken to mitigate the impact of rate regulation included a number of cost containment measures and a continued emphasis on near and long-term strategies to increase revenues from unregulated services.

     Interest and Other, Net. Interest and other, net, increased to $587 million in 1994, compared to $551 million in 1993. Interest expense decreased to $563 million, compared with $573 million in 1993. There was other expense, net, of $24 million in 1994, compared to other income, net, of $22 million in 1993. Investment-related and foreign currency contract losses in 1994 exceeded an increase in interest income on higher cash balances and the interest-bearing note receivable from U S WEST. In 1993, other income, net benefited from a gain on the sale of certain assets and other investment-related income, which more than offset investment losses.

FINANCIAL CONDITION AND LIQUIDITY

DECEMBER 31, 1995

1995 FINANCIAL CONDITION

     The financial condition of TWE at December 31, 1995 was affected by the formation of the TWE-Advance/Newhouse Partnership, the Six Flags Transaction and the consolidation of Paragon. TWE had $6.2 billion of debt, $1.4 billion of Time Warner General Partners' senior priority capital and $6.5 billion of partners' capital (net of the $169 million uncollected portion of the note receivable from U S WEST) at December 31, 1995, compared to $7.2 billion of debt, $1.7 billion of Time Warner General Partners' senior priority capital and $6.2 billion of partners' capital at December 31, 1994. The $1 billion reduction in debt resulted principally from the Six Flags Transaction. In addition, principally as a result of the payment of over $1 billion of distributions to Time Warner in 1995, cash and equivalents decreased to $209 million at December 31, 1995, compared to $1.1 billion at December 31, 1994, reducing the debt-net-of-cash amounts for TWE to $6 billion and $6.1 billion, respectively.

CREDIT AGREEMENT REFINANCING

     In connection with the cable transactions, TWE, the TWE-Advance/Newhouse Partnership and TWI Cable executed a five-year revolving credit facility in June 1995. The New Credit Agreement enabled such entities to refinance certain indebtedness assumed in the cable acquisitions, to refinance TWE's indebtedness under a pre-existing bank credit agreement and to finance the ongoing working capital, capital expenditure and other corporate needs of each borrower.

     The New Credit Agreement permits borrowings in an aggregate amount of up to $8.3 billion, with no scheduled reductions in credit availability prior to maturity. Borrowings are limited to $4 billion in the case of TWI Cable, $5 billion in the case of the TWE-Advance/Newhouse Partnership and $8.3 billion in the case of TWE, subject in each case to certain limitations and adjustments. Such borrowings bear interest at specific rates for each of the three borrowers, generally equal to LIBOR plus a margin initially ranging from 50 to 87.5 basis points, which margin will vary based on the credit rating or financial leverage of the applicable borrower.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

Unused credit is available for general business purposes and to support any commercial paper borrowings. Each borrower is required to pay a commitment fee initially ranging from .2% to .35% per annum on the unused portion of its commitment. The New Credit Agreement contains certain covenants for each borrower relating to, among other things, additional indebtedness; liens on assets; cash flow coverage and leverage ratios; and loans, advances, distributions and other cash payments or transfers of assets from the borrowers to their respective partners or affiliates.

     In July 1995, TWE borrowed approximately $2.6 billion under the New Credit Agreement to repay and terminate its pre-existing bank credit agreement.

ASSET SALES

     In conjunction with Time Warner and as part of a continuing strategy to enhance the financial position and credit statistics of TWE, an asset sales program was initiated by Time Warner and TWE in 1995. Including the sale of 51% of TWE's interest in Six Flags in June 1995 and the sale or expected sale of certain unclustered cable systems, TWE has completed or entered into transactions that raised approximately $1.1 billion for debt reduction, all of which were completed in 1995 except for certain transactions aggregating approximately $170 million which are expected to close in 1996.

CREDIT STATISTICS

     The combination of asset sales and the debt refinancing is intended to strengthen the financial position of TWE and, when taken together with EBITDA growth, is expected to continue the improvement of TWE's overall credit statistics. These credit statistics consist of commonly-used liquidity measures such as leverage and coverage ratios. The leverage ratio represents the ratio of total debt, less cash ('Net debt') to total business segment EBITDA, less corporate expenses ('Adjusted EBITDA'). The coverage ratio represents the ratio of Adjusted EBITDA to total interest expense. Those ratios, on a pro forma basis for 1995 and on an historical basis for 1994 and 1993, are as set forth below.

                                                                                                       HISTORICAL
                                                                                         PRO FORMA    -------------
                                                                                          1995(A)     1994     1993
                                                                                         ---------    ----     ----
Net debt/Adjusted EBITDA..............................................................      3.0x      3.5x     3.4x
Adjusted EBITDA/Interest..............................................................      3.7x      3.1x     3.0x

------------

(a) Pro forma ratios for 1995 give effect to the formation of the TWE-Advance/Newhouse Partnership, the refinancing of approximately $2.6 billion of pre-existing bank debt, the consolidation of Paragon, the Six Flags Transaction and the Unclustered Cable Transactions, as if each of such transactions had occurred at the beginning of 1995. Historical ratios for 1995 are not meaningful and have not been presented because they reflect the operating results of acquired or disposed entities for only a portion of the year in comparison to year-end net debt levels.

     Such ratios may be adversely affected upon the transfer of certain of Time Warner's newly-acquired cable systems to the TWE-Advance/Newhouse Partnership, which, if completed, is expected to be structured so that the systems will be transferred subject to a portion of Time Warner's debt, thereby increasing the under-leveraged capitalization of the TWE-Advance/Newhouse Partnership and consequently, TWE.

CASH FLOWS

     In 1995, TWE's cash provided by operations amounted to $1.519 billion and reflected $1.999 billion of EBITDA from the Filmed Entertainment, Six Flags Theme Parks, Broadcasting-The WB Network, Programming-HBO and Cable businesses and $230 million related to a reduction in working capital requirements, other balance sheet accounts and noncash items, less $571 million of interest payments, $75

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

million of income taxes and $64 million of corporate expenses. Cash provided by operations of $1.296 billion in 1994 reflected $1.791 billion of business segment EBITDA and $155 million related to a reduction in working capital requirements, other balance sheet accounts and noncash items, less $521 million of interest payments, $69 million of income taxes and $60 million of corporate expenses.

     Cash used by investing activities decreased to $688 million in 1995, compared to $1.659 billion in 1994, principally as a result of a $1 billion increase in investment proceeds relating to management's asset sales program. Capital expenditures increased to $1.535 billion in 1995, compared to $1.153 billion in 1994, principally as a result of higher capital spending by the Cable Division.

     Cash used by financing activities was $1.693 billion in 1995, compared to cash provided by financing activities of $96 million in 1994, principally as a result of an approximate $1 billion reduction in debt in 1995 and a $918 million increase in distributions paid to Time Warner, offset in part by a $368 million increase in collections on the note receivable from U S WEST that were used to partially finance the capital spending requirements of the Cable Division.

     Management believes that TWE's operating cash flow, cash and equivalents, collections on the U S WEST Note and additional borrowing capacity are sufficient to fund its capital and liquidity needs for the foreseeable future.

CABLE CAPITAL SPENDING

     Since the beginning of 1994, Time Warner Cable has been engaged in a plan to upgrade the technological capability and reliability of its cable television systems and develop new services, which it believes will position the business for sustained, long-term growth. Capital spending by TWE's Cable division amounted to $1.178 billion in 1995, compared to $699 million in 1994, and was financed in part through collections on the note receivable from U S WEST of $602 million in 1995 and $234 million in 1994. Capital spending by TWE's Cable division for 1996 is budgeted to be approximately $1.3 billion and is expected to be funded principally by cable operating cash flow and $169 million of collections on the remaining portion of the note receivable from U S WEST. In exchange for certain flexibility in establishing cable rate pricing structures for regulated services that went into effect on January 1, 1996 and consistent with Time Warner Cable's long-term strategic plan, Time Warner Cable has agreed with the FCC to invest a total of $4 billion in capital costs in connection with the upgrade of its cable infrastructure, which is expected to be substantially completed over the next five years. The agreement with the FCC covers all of the cable operations of Time Warner Cable, including the owned or managed cable television systems of TWE, the TWE-Advance/Newhouse Partnership and Time Warner. Management expects to continue to finance such level of investment principally through the growth in cable operating cash flow derived from increases in subscribers and cable rates, borrowings under the New Credit Agreement and the development of new revenue streams from expanded programming options, high speed data transmission, telephony and other services.

OFF-BALANCE SHEET ASSETS

     As discussed below, TWE believes that the value of certain off-balance sheet assets should be considered, along with other factors discussed elsewhere herein, in evaluating TWE's financial condition and prospects for future results of operations, including its ability to meet its capital and liquidity needs.

INTANGIBLE ASSETS

     As a creator and distributor of branded information and entertainment copyrights, TWE has a significant amount of internally-generated intangible
assets  whose  value  is  not  fully  reflected  in  the  consolidated   balance

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

sheet. Such intangible assets extend across TWE's principal business interests, but are best exemplified by its interest in Warner Bros.' and HBO's copyrighted film and television product libraries, and the creation or extension of brands, as in the case of The WB Network. Generally accepted accounting principles do not recognize the value of such assets, except at the time they may be acquired in a business combination accounted for by the purchase method of accounting.

     Because TWE owns the copyrights to such creative material, it continually generates revenue through the sale of such products across different media and in new and existing markets. The value of film and television-related copyrighted product and trademarks is continually realized by the licensing of films and television series to secondary markets and the licensing of trademarks, such as the Looney Tunes characters and Batman, to the retail industry and other markets. In addition, technological advances, such as the introduction of the home videocassette in the 1980's and potentially the digital versatile disc in the future, have historically generated significant revenue opportunities through the repackaging and sale of such copyrighted products under the new technological format. Accordingly, such intangible assets have significant off-balance sheet asset value that is not fully reflected in TWE's consolidated balance sheet.

WARNER BROS. BACKLOG

     Warner Bros.' backlog, representing the amount of future revenue not yet recorded from cash contracts for the licensing of theatrical and television product for pay cable, network, basic cable and syndicated television exhibition, amounted to $1.056 billion at December 31, 1995, compared to $852 million at December 31, 1994 (including amounts relating to HBO of $175 million at each date). Because such contracts are for the licensing of theatrical and television product which have already been produced, the recognition of revenue is principally only dependent upon the commencement of the availability period for telecast under the terms of the related licensing agreement. In addition, cash licensing fees are collected periodically over the term of the related licensing agreements. Accordingly, the portion of backlog for which cash advances have not already been received has significant off-balance sheet asset value as a source of future funding. The backlog excludes advertising barter contracts, which are also expected to result in the future realization of cash through the sale of advertising spots received under such contracts.

FOREIGN CURRENCY RISK MANAGEMENT

     Time Warner uses foreign exchange contracts primarily to hedge the risk that unremitted or future license fees owed to TWE domestic companies for the sale or anticipated sale of U.S. copyrighted products abroad may be adversely affected by changes in foreign currency exchange rates. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, Time Warner hedges a portion of its foreign currency exposures anticipated over the ensuing twelve month period, including those related to TWE. At December 31, 1995, Time Warner has effectively hedged approximately half of TWE's total estimated foreign currency exposures that principally relate to anticipated cash flows to be remitted to the U.S. over the ensuing twelve month period, using foreign exchange contracts that generally have maturities of three months or less, which generally are rolled over to provide continuing coverage throughout the year. TWE is reimbursed by or reimburses Time Warner for Time Warner contract gains and losses related to TWE's foreign currency exposure. Time Warner often closes foreign exchange sale contracts by purchasing an offsetting purchase contract. At December 31, 1995, Time Warner had contracts for the sale of $504 million and the purchase of $140 million of foreign currencies at fixed rates and maturities of three months or less. Of Time Warner's $364 million net sale contract position, none of the foreign exchange purchase contracts and $113 million of the foreign exchange sale contracts related to TWE's foreign currency exposure, primarily Japanese yen (21% of net contract position related to TWE), French francs (22%), German marks (12%) and Canadian dollars (21%), compared to a net sale contract position of $188 million of foreign currencies at December 31, 1994.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

     Unrealized gains or losses related to foreign exchange contracts are recorded in income as the market value of such contracts change; accordingly, the carrying value of foreign exchange contracts approximates market value. The carrying value of foreign exchange contracts was not material at December 31, 1995 and 1994. No cash is required to be received or paid with respect to the realization of such gains and losses until the related foreign exchange contracts are settled, generally at their respective maturity dates. In 1995 and 1994, TWE had $11 million and $20 million, respectively, of net losses on foreign exchange contracts, which were or are expected to be offset by corresponding increases in the dollar value of foreign currency license fee payments that have been or are anticipated to be received in cash from the sale of U.S. copyrighted products abroad. Time Warner places foreign currency contracts with a number of major financial institutions in order to minimize credit risk.

     Based on Time Warner's outstanding foreign exchange contracts related to TWE's exposure at December 31, 1995, each 5% devaluation of the U.S. dollar as compared to the level of foreign exchange rates for currencies under contract at December 31, 1995 would result in approximately $6 million of unrealized losses on foreign exchange contracts. Conversely, a 5% appreciation of the U.S. dollar as compared to the level of foreign exchange rates for currencies under contract at December 31, 1995 would result in $6 million of unrealized gains on contracts. Consistent with the nature of the economic hedge provided by such foreign exchange contracts, such unrealized gains or losses would be offset by corresponding decreases or increases, respectively, in the dollar value of future foreign currency license fee payments that would be received in cash within the ensuing twelve month period from the sale of U.S. copyrighted products abroad.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                           CONSOLIDATED BALANCE SHEET
                                  DECEMBER 31,
                                   (MILLIONS)

                                                                                                  1995         1994
                                                                                                 -------      -------
ASSETS
CURRENT ASSETS
Cash and equivalents..........................................................................   $   209      $ 1,071
Receivables, including $354 and $266 due from Time Warner,
  less allowances of $365 and $306............................................................     1,635        1,426
Inventories...................................................................................       904          956
Prepaid expenses..............................................................................       161          120
                                                                                                 -------      -------
Total current assets..........................................................................     2,909        3,573

Noncurrent inventories........................................................................     1,909        1,807
Loan receivable from Time Warner..............................................................       400          400
Investments...................................................................................       383          666
Land and buildings............................................................................       732          841
Cable television equipment....................................................................     5,859        3,619
Furniture, fixtures and other equipment.......................................................     1,752        1,588
                                                                                                 -------      -------
                                                                                                   8,343        6,048
Less accumulated depreciation.................................................................    (3,138)      (2,264)
                                                                                                 -------      -------
Property, plant and equipment.................................................................     5,205        3,784

Cable television franchises...................................................................     3,360        3,236
Goodwill......................................................................................     4,119        4,433
Other assets..................................................................................       620          763
                                                                                                 -------      -------
Total assets..................................................................................   $18,905      $18,662
                                                                                                 -------      -------
                                                                                                 -------      -------
LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES
Accounts payable..............................................................................   $   697      $   514
Participations and programming costs..........................................................     1,090          857
Other current liabilities, including $334 due to Time Warner at December 31, 1994.............     1,427        1,486
                                                                                                 -------      -------
Total current liabilities.....................................................................     3,214        2,857

Long-term debt................................................................................     6,137        7,160
Other long-term liabilities, including $198 and $89 due to Time Warner........................       924          749
Minority interests............................................................................       726           --
Time Warner General Partners' senior priority capital.........................................     1,426        1,663
PARTNERS' CAPITAL
Contributed capital...........................................................................     7,522        7,398
Undistributed partnership earnings (deficit)..................................................      (875)        (394)
Note receivable from U S WEST.................................................................      (169)        (771)
                                                                                                 -------      -------
Total partners' capital.......................................................................     6,478        6,233
                                                                                                 -------      -------
Total liabilities and partners' capital.......................................................   $18,905      $18,662
                                                                                                 -------      -------
                                                                                                 -------      -------

See accompanying notes.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                            YEARS ENDED DECEMBER 31,
                                   (MILLIONS)

                                                                                          1995        1994        1993
                                                                                         ------      ------      ------
Revenues (a)..........................................................................   $9,517      $8,460      $7,946

Cost of revenues (a)(b)...............................................................    6,597       5,976       5,679
Selling, general and administrative (a)(b)............................................    1,960       1,636       1,384
                                                                                         ------      ------      ------

Operating expenses....................................................................    8,557       7,612       7,063
                                                                                         ------      ------      ------

Business segment operating income.....................................................      960         848         883
Interest and other, net (a)...........................................................     (580)       (587)       (551)
Minority interest.....................................................................     (133)         --          --
Corporate services (a)................................................................      (64)        (60)        (60)
                                                                                         ------      ------      ------
Income before income taxes............................................................      183         201         272
Income taxes..........................................................................      (86)        (40)        (64)
                                                                                         ------      ------      ------
Income before extraordinary item......................................................       97         161         208
Extraordinary loss on retirement of debt, net of $7 million income tax benefit in 1993
  related to a taxable subsidiary.....................................................      (24)         --         (10)
                                                                                         ------      ------      ------
Net income............................................................................   $   73      $  161      $  198
                                                                                         ------      ------      ------
                                                                                         ------      ------      ------

------------
(a) Includes the following income (expenses) resulting from transactions with the partners of TWE and other related companies for the years ended December 31, 1995, 1994 and 1993, respectively: revenues-$56 million, $112 million and $67 million; cost of revenues-$(54) million, $(70) million and $(88) million; selling, general and administrative-$(61) million, $(72) million and $(38) million; interest and other, net-$24 million, $21 million and $3 million; and corporate expenses-$(64) million, $(60) million and $(60) million (Note 13).

(b) Includes depreciation and amortization expense of:................................   $1,039      $  943      $  902
                                                                                         ------      ------      ------
                                                                                         ------      ------      ------

See accompanying notes.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            YEARS ENDED DECEMBER 31,
                                   (MILLIONS)

                                                                                        1995         1994         1993
                                                                                       -------      -------      -------
OPERATIONS
Net income..........................................................................   $    73      $   161      $   198
Adjustments for noncash and nonoperating items:
Extraordinary loss on retirement of debt............................................        24           --           10
Depreciation and amortization.......................................................     1,039          943          902
Equity in (income) losses of investee companies, net of distributions...............        84           58          (21)
Changes in operating assets and liabilities:
    Receivables.....................................................................      (159)        (192)           1
    Inventories.....................................................................      (118)         (76)        (158)
    Accounts payable and other liabilities..........................................       679          400          260
    Other balance sheet changes.....................................................      (103)           2           79
                                                                                       -------      -------      -------

Cash provided by operations.........................................................     1,519        1,296        1,271
                                                                                       -------      -------      -------

INVESTING ACTIVITIES
Investments and acquisitions........................................................      (203)        (156)        (347)
Capital expenditures................................................................    (1,535)      (1,153)        (613)
Investment proceeds.................................................................     1,050           50          180
Loan to Time Warner.................................................................        --         (400)          --
                                                                                       -------      -------      -------

Cash used by investing activities...................................................      (688)      (1,659)        (780)
                                                                                       -------      -------      -------

FINANCING ACTIVITIES
Borrowings..........................................................................     2,484          977        3,075
Debt repayments.....................................................................    (3,596)        (945)      (3,734)
Capital contributions, including collections on note receivable from U S WEST.......       602          234        1,548
Capital distributions...............................................................    (1,088)        (170)         (33)
Other...............................................................................       (95)          --          (45)
                                                                                       -------      -------      -------

Cash provided (used) by financing activities........................................    (1,693)          96          811
                                                                                       -------      -------      -------

INCREASE (DECREASE) IN CASH AND EQUIVALENTS.........................................      (862)        (267)       1,302

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD.........................................     1,071        1,338           36
                                                                                       -------      -------      -------

CASH AND EQUIVALENTS AT END OF PERIOD...............................................   $   209      $ 1,071      $ 1,338
                                                                                       -------      -------      -------
                                                                                       -------      -------      -------

See accompanying notes.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                 CONSOLIDATED STATEMENT OF PARTNERSHIP CAPITAL
                                   (MILLIONS)

                                                                                     PARTNERS' CAPITAL
                                                     TIME WARNER    ---------------------------------------------------
                                                       GENERAL                     UNDISTRIBUTED
                                                      PARTNERS'                     PARTNERSHIP      U S        TOTAL
                                                       SENIOR       CONTRIBUTED      EARNINGS        WEST     PARTNERS'
                                                       CAPITAL        CAPITAL        (DEFICIT)       NOTE      CAPITAL
                                                     -----------    -----------    -------------    ------    ---------
BALANCE AT DECEMBER 31, 1992......................     $    --        $ 6,451          $ (14)       $  --      $ 6,437
Net income........................................                                       198                       198
Admission of USW:
    Contributions.................................                      2,553                       (1,021)      1,532
    Time Warner General Partners' senior priority
      capital.....................................       1,501         (1,501)                                  (1,501)
Distributions (a).................................                                      (539)                     (539)
Distribution of Time Warner Service
  Partnership Assets (b)..........................                        (95)                                     (95)
Allocation of income..............................          35                           (35)                      (35)
Collections.......................................                                                     16           16
Other.............................................                        (10)            (3)                      (13)
                                                     -----------    -----------        -----        ------    ---------
BALANCE AT DECEMBER 31, 1993......................       1,536          7,398           (393)       (1,005)      6,000
Net income........................................                                       161                       161
Distributions (a).................................                                       (46)                      (46)
Allocation of income..............................         127                          (127)                     (127)
Collections.......................................                                                     234         234
Other.............................................                                        11                        11
                                                     -----------    -----------        -----        ------    ---------
BALANCE AT DECEMBER 31, 1994......................       1,663          7,398           (394)         (771)      6,233
Net income........................................                                        73                        73
Distributions (a).................................        (366)                         (421)                     (421)
Reacquisition of Time Warner Service
  Partnership Assets (b)..........................                        124                                      124
Allocation of income..............................         129                          (129)                     (129)
Collections.......................................                                                     602         602
Other.............................................                                        (4)                       (4)
                                                     -----------    -----------        -----        ------    ---------
BALANCE AT DECEMBER 31, 1995......................     $ 1,426        $ 7,522          $(875)       $ (169)    $ 6,478
                                                     -----------    -----------        -----        ------    ---------
                                                     -----------    -----------        -----        ------    ---------

------------
(a) Distributions in 1995, 1994 and 1993 included $346 million, $173 million and $252 million, respectively, of accrued tax-related distributions, and $25 million, $50 million and $13 million of cash distributions to the Time Warner Service Partnerships, respectively. Stock option distributions of $50 million and $274 million were accrued in 1995 and 1993, respectively, because of an increase in the market price of Time Warner common stock and $177 million of previously-accrued stock option distributions were reversed in 1994 because the market price of Time Warner common stock declined during the period. In addition, Time Warner General Partners' senior priority capital was reduced in 1995 by a $366 million distribution of partnership income previously allocated to such interest.

(b) Time Warner General Partners' junior priority capital was reduced in 1993 for the $95 million historical cost of the Time Warner Service Partnership Assets distributed to the Time Warner General Partners and was increased in 1995 by the $124 million historical cost of the Time Warner Service Partnership Assets reacquired by TWE.

See accompanying notes.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     Time Warner Entertainment Company, L.P., a Delaware limited partnership ('TWE'), is engaged principally in two fundamental areas of business:
Entertainment, consisting principally of interests in filmed entertainment, broadcasting, theme parks and cable television programming; and Telecommunications, consisting principally of interests in cable television systems.

     Each of the business interests within Entertainment and Telecommunications is important to TWE's objective of increasing partner value through the creation, extension and distribution of recognizable brands and copyrights throughout the world. Such brands and copyrights include (1) the unique and extensive film and television libraries of Warner Bros. and trademarks such as the Looney Tunes characters and Batman, (2) The WB Network, a new national broadcasting network launched in 1995 as an extension of the Warner Bros. brand and as an additional distribution outlet for Warner Bros.' collection of children cartoons and television programming, (3) Six Flags, the largest regional theme park operator in the United States, in which TWE owns a 49% interest, (4) HBO and Cinemax, the leading pay television services and (5) Time Warner Cable, the second largest operator of cable television systems in the U.S.

     The operating results of TWE's various business interests are presented herein as an indication of financial performance (Note 12). Except for start-up losses incurred in an effort to create value in a branded national broadcasting network, TWE's principal business interests generate significant operating income and cash flow from operations. The cash flow from operations generated by such business interests is significantly greater than their operating income due to significant amounts of noncash amortization of intangible assets recognized principally in Time Warner Inc.'s ('Time Warner') $14 billion acquisition of Warner Communications Inc. ('WCI') in 1989 and $1.3 billion acquisition of the minority interest in American Television and Communications Corporation ('ATC') in 1992, a portion of which cost was allocated to TWE in accordance with the pushdown method of accounting. Non-cash amortization of intangible assets recorded by TWE's businesses amounted to $444 million in 1995, $478 million in 1994 and $476 million in 1993.

     Subsidiaries of Time Warner are the general partners of TWE ('Time Warner General Partners'). During 1995, Time Warner acquired the aggregate 11.22% limited partnership interests previously held by subsidiaries of each of ITOCHU Corporation and Toshiba Corporation. As a result, Time Warner and certain of its wholly-owned subsidiaries collectively own 74.49% of the pro rata priority capital and residual equity partnership interests in TWE, and certain priority capital interests senior and junior to the pro rata priority capital interests. The remaining 25.51% pro rata priority capital and residual equity limited partnership interests are held by a subsidiary of U S WEST, Inc. ('U S WEST'), which acquired such interests in 1993 for $1.532 billion of cash and a $1.021 billion 4.4% note (the 'U S WEST Note').

     In lieu of contributing certain assets to the partnership at its capitalization in 1992 (the 'Beneficial Assets'), the Time Warner General Partners assigned to TWE the net cash flow generated by such assets or agreed to pay an amount equal to the net cash flow generated by such assets. TWE has the right to receive from the Time Warner General Partners, at the limited partners' option, an amount equal to the fair value of the Beneficial Assets, net of associated liabilities, that have not been contributed to TWE by June 30, 1996, rather than continuing to receive the net cash flow, or an amount equal to the net cash flow, generated by such Beneficial Assets. The consolidated financial statements include the assets and liabilities of the businesses contributed by the Time Warner General Partners, including the Beneficial Assets and associated liabilities, all at Time Warner's historical cost basis of accounting.

     The consolidated financial statements reflect (i) the consolidation by TWE of the TWE-Advance/Newhouse Partnership resulting from the formation of such partnership (Note 2), (ii) the deconsolidation of Six Flags Entertainment Corporation ('Six Flags') as a result of the disposition by TWE of a 51% interest in Six Flags effective as of June 23, 1995 (Note 3) and (iii) the consolidation of Paragon Communications ('Paragon') as a

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

result of an increase in TWE's control over the management of such entity effective as of July 6, 1995. Certain other reclassifications have been made to the prior year's financial statements to conform to the 1995 presentation.

BASIS OF CONSOLIDATION AND
ACCOUNTING FOR INVESTMENTS

     The   consolidated  financial  statements  include   100%  of  the  assets,
liabilities, revenues, expenses, income, loss and cash flows of TWE and all companies in which TWE has a direct and indirect controlling voting interest ('subsidiaries'), as if TWE and its subsidiaries were a single company.
Significant intercompany accounts and transactions between the consolidated companies have been eliminated. Significant accounts and transactions between TWE and its partners and affiliates are disclosed as related party transactions (Note 14).

     Investments in companies in which TWE has significant influence but less than a controlling voting interest are accounted for using the equity method. Under the equity method, only TWE's investment in and amounts due to and from the equity investee are included in the consolidated balance sheet, only TWE's share of the investee's earnings is included in the consolidated operating results, and only the dividends, cash distributions, loans or other cash received from the investee, less any additional cash investment, loan repayments or other cash paid to the investee are included in the consolidated cash flows.

     In accordance with Financial Accounting Standards Board ('FASB') Statement No. 115, 'Accounting For Certain Investments in Debt and Equity Securities', investments in companies in which TWE does not have the controlling interest or an ownership and voting interest so large as to exert significant influence are accounted for at market value if the investments are publicly traded and there are no resale restrictions, or at cost, if the sale of a publicly-traded investment is restricted or if the investment is not publicly traded. Unrealized gains and losses on investments accounted for at market value are reported in partners' capital until the investment is sold, at which time, the realized gain or loss is included in income. Dividends and other distributions of earnings from both market value and cost method investments are included in income when declared.

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

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes thereto. Actual results could differ from those estimates.

     Significant estimates inherent in the preparation of the accompanying consolidated financial statements include management's forecast of anticipated revenues from the distribution of theatrical and television product in order to evaluate the ultimate recoverability of film inventory recorded as an asset in the consolidated balance sheet. Management periodically reviews such estimates and it is reasonably possible that management's assessment of recoverability of individual films and television product may change based on actual results and other factors.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

REVENUES AND COSTS

     Feature films are produced or acquired for initial exhibition in theaters followed by distribution in the home video, pay cable, broadcast network, basic cable and syndicated television markets. Generally, distribution to the theatrical, home video and pay cable markets (the primary markets) is principally completed within eighteen months of initial release and thereafter with respect to distribution to the basic cable, broadcast network and syndicated television markets (the secondary markets). Theatrical revenues are recognized as the films are exhibited. Home video revenues, less a provision for returns, are recognized when the home videos are sold. Revenues from the distribution of theatrical product to cable, broadcast network and syndicated television markets are recognized when the films are available to telecast.

     Television films and series are initially produced for the networks or first-run television syndication (the primary markets) and may be subsequently licensed to foreign or domestic cable and syndicated television markets (the secondary markets). Revenues from the distribution of television product are recognized when the films or series are available to telecast, except for barter agreements where the recognition of revenue is deferred until the related advertisements are exhibited.

     License agreements for the telecast of theatrical and television product in the cable, broadcast network and syndicated television markets are routinely entered into well in advance of their available date for telecast, which is generally determined by the telecast privileges granted under previous license agreements. Accordingly, there are significant contractual rights to receive cash and barter upon which revenues will not be recognized until such product is available for telecast under the contractual terms of the related license agreement. Such contractual rights for which revenue is not yet recognizable is referred to as 'backlog.' Excluding advertising barter contracts, Warner Bros.' backlog amounted to $1.056 billion and $852 million at December 31, 1995 and 1994, respectively (including amounts relating to the licensing of film product to HBO of $175 million at each date).

     Inventories of theatrical and television product are stated at the lower of amortized cost or net realizable value. Cost includes direct production and acquisition costs, production overhead and capitalized interest. A portion of the cost to acquire WCI was allocated to its theatrical and television product as of December 31, 1989, including an allocation to product that had been exhibited at least once in all markets ('Library'). Individual films and series are amortized, and the related participations and residuals are accrued, based on the proportion that current revenues from the film or series bear to an estimate of total revenues anticipated from all markets. These estimates are revised periodically and losses, if any, are provided in full. WCI acquisition cost allocated to the Library is amortized on a straight-line basis over twenty years. Current film inventories include the unamortized cost of completed feature films allocated to the primary markets, television films and series in production pursuant to a contract of sale, film rights acquired for the home video market and advances pursuant to agreements to distribute third-party films in the primary markets. Noncurrent film inventories include the unamortized cost of completed theatrical and television films allocated to the secondary markets, theatrical films in production and WCI acquisition cost allocated to the Library.

     A significant portion of cable system and cable programming revenues are derived from subscriber fees, which are recorded as revenue in the period the service is provided. The cost of rights to exhibit feature films and other programming on pay cable services during one or more availability periods ('programming costs') generally is recorded when the programming is initially available for exhibition, and is allocated to the appropriate availability periods and amortized as the programming is exhibited.

ADVERTISING

     In accordance with FASB Statement No. 53, 'Financial Reporting by Producers and Distributors of Motion Picture Films,' advertising costs for theatrical and television product are capitalized and amortized over the related revenue streams in each market for which such costs are intended to benefit, which generally does not

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

exceed three months. Other advertising costs are expensed upon the first exhibition of the advertisement. Advertising expense, excluding theatrical and television product, amounted to $241 million in 1995, $190 million in 1994 and $169 million in 1993.

CASH EQUIVALENTS

     Cash equivalents consist of commercial paper and other investments that are readily convertible into cash, and have original maturities of three months or less.

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are stated at cost. Additions to cable property, plant and equipment generally include material, labor, overhead and interest. Depreciation is provided generally on the straight-line method over useful lives ranging up to twenty-five years for buildings and improvements and up to fifteen years for furniture, fixtures, cable television equipment and other equipment.

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, 'Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,' ('FAS 121') effective for fiscal years beginning after December 15, 1995. The new rules establish standards for the recognition and measurement of impairment losses on long-lived assets and certain intangible assets. TWE expects that the adoption of FAS 121 will not have a material effect on its financial statements.

INTANGIBLE ASSETS

     As a creator and distributor of branded information and entertainment copyrights, TWE has a significant and growing amount of intangible assets, including goodwill, cable television franchises and other copyrighted products and trademarks. In accordance with generally accepted accounting principles, TWE does not recognize the fair value of internally-generated intangible assets. Costs incurred to create and produce copyrighted product, such as feature films and television series, are generally either expensed as incurred, or capitalized as tangible assets, as in the case of cash advances and inventoriable product costs. However, accounting recognition is not given to any increasing asset value that may be associated with the collection of the underlying copyrighted material. Additionally, costs incurred to create or extend brands, such as the start-up of The WB Network, generally result in losses over an extended development period and are recognized as a reduction of income as incurred, while any corresponding brand value created is not recognized as an intangible asset in the consolidated balance sheet. On the other hand, intangible assets acquired in business combinations accounted for by the purchase method of accounting are capitalized and amortized over their expected useful life as a noncash charge against future results of operations. Accordingly, the intangible assets reported in the consolidated balance sheet do not reflect the fair value of TWE's internally-generated intangible assets, but rather are limited to intangible assets resulting from certain acquisitions in which the cost of the acquired companies exceeded the fair value of their tangible assets at the time of acquisition.

     TWE amortizes goodwill over periods up to forty years using the straight-line method. Cable television franchises and other intangible assets are amortized over periods up to twenty years using the straight-line method. In 1995, 1994 and 1993, amortization of goodwill amounted to $127 million, $129 million and $132 million, respectively; amortization of cable television franchises amounted to $223 million, $208 million and $222 million, respectively; and amortization of other intangible assets amounted to $94 million, $141 million and $122 million, respectively. Accumulated amortization of intangible assets at December 31, 1995 and 1994 amounted to $2.337 billion and $1.867 billion, respectively.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     TWE separately reviews the carrying value of acquired intangible assets for each acquired entity on a quarterly basis to determine whether an impairment may exist. TWE considers relevant cash flow and profitability information, including estimated future operating results, trends and other available information, in assessing whether the carrying value of intangible assets can be recovered. Upon a determination that the carrying value of intangible assets will not be recovered from the undiscounted future cash flows of the acquired business, the carrying value of such intangible assets would be considered impaired and will be reduced by a charge to operations in the amount of the impairment. Impairment is measured as any deficiency in estimated undiscounted future cash flows of the acquired business to recover the carrying value related to the intangible assets.

INCOME TAXES

     As a Delaware limited partnership, TWE is not subject to U.S. federal and state income taxation. However, certain of TWE's operations are conducted by subsidiary corporations that are subject to domestic or foreign taxation. Income taxes are provided on the income of such corporations using the liability method of accounting for income taxes prescribed by FASB Statement No. 109, 'Accounting for Income Taxes.'

2.  TWE-ADVANCE/NEWHOUSE PARTNERSHIP

     On April 1, 1995, TWE formed a cable television joint venture with the Advance/Newhouse Partnership ('Advance/Newhouse') to which Advance/Newhouse and TWE contributed cable television systems (or interests therein) serving approximately 4.5 million subscribers, as well as certain foreign cable investments and programming investments that included Advance/Newhouse's 10% interest in Primestar Partners, L.P. ('Primestar'). TWE owns a two-thirds equity interest in the TWE-Advance/Newhouse Partnership and is the managing partner.
TWE consolidates the partnership and the one-third equity interest owned by Advance/Newhouse is reflected in TWE's consolidated financial statements as minority interest. In accordance with the partnership agreement, Advance/Newhouse can require TWE to purchase its equity interest for fair market value at specified intervals following the death of both of its principal shareholders. Beginning in the third year, either partner can initiate a dissolution in which TWE would receive two-thirds and Advance/Newhouse would receive one-third of the partnership's net assets. The assets contributed by TWE and Advance/Newhouse to the partnership were recorded at their predecessor's historical cost, which, with respect to Advance/Newhouse, consisted of assets contributed to the partnership of approximately $338 million and liabilities assumed by the partnership of approximately $9 million. No gain was recognized by TWE upon the capitalization of the partnership.

     The accompanying consolidated statement of operations includes the operating results of the Advance/Newhouse businesses from the date of contribution to the partnership. On a pro forma basis, giving effect to (i) the formation of the TWE-Advance/Newhouse Partnership, (ii) the consolidation of Paragon, (iii) the reacquisition of the Time Warner Service Partnership Assets (Note 8), (iv) TWE's debt refinancing (Note 6) and (v) TWE's asset sales, including the sale of 51% of its interest in Six Flags and the sale or expected sale or transfer of certain unclustered cable television systems, as if each of such transactions had occurred at the beginning of the periods, TWE would have reported for the years ended December 31, 1995 and 1994, revenues of $9.682 billion and $8.779 billion, depreciation and amortization of $1.069 billion and $1.035 billion, operating income of $962 million and $884 million, income before extraordinary item of $172 million and $143 million and net income of $148 million and $143 million, respectively.

3.  SIX FLAGS

     On June 23, 1995, TWE sold 51% of its interest in Six Flags to an investment group led by Boston Ventures for $204 million and received $640 million in additional proceeds from Six Flags, representing

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

payment of certain intercompany indebtedness and licensing fees. As a result of the transaction, Six Flags has been deconsolidated and TWE's remaining 49% interest in Six Flags is accounted for under the equity method of accounting. TWE reduced debt by approximately $850 million in connection with the transaction, and a portion of the income on the transaction has been deferred by TWE principally as a result of its guarantee of certain third-party, zero-coupon indebtedness of Six Flags due in 1999.

     TWE had owned all of Six Flags since September 1993 when it provided $136 million in funds to Six Flags to repurchase the remaining 50% common stock interest held by other stockholders and preferred stock of certain subsidiaries.

4.  INVESTMENTS

    TWE's investments consist of:

                                                                                                  DECEMBER 31,
                                                                                                -----------------
                                                                                                 1995       1994
                                                                                                ------     ------
                                                                                                   (MILLIONS)
Equity method investments....................................................................   $  335     $  629
Cost method investments......................................................................       48         37
                                                                                                ------     ------
Total........................................................................................   $  383     $  666
                                                                                                ------     ------
                                                                                                ------     ------

     Companies accounted for using the equity method include Comedy Partners, L.P. (50% owned), certain cable system joint ventures (generally 50% owned), Primestar (31% owned in 1995), Six Flags (49% owned in 1995 when deconsolidated), certain international cable and programming joint ventures (generally 25% owned in 1995 and 1994) and Courtroom Television Network (33% owned in 1995). A summary of combined financial information as reported by the equity investees of TWE is set forth below:

                                                                                       YEARS ENDED DECEMBER 31,
                                                                                     ----------------------------
                                                                                      1995       1994       1993
                                                                                     ------     ------     ------
                                                                                              (MILLIONS)
Revenues..........................................................................   $1,450     $  722     $  596
Depreciation and amortization.....................................................      195        125         97
Operating income (loss)...........................................................       (9)        11        115
Net income (loss).................................................................     (168)       (53)        80
Current assets....................................................................      455        192         72
Total assets......................................................................    2,416      1,281      1,054
Current liabilities...............................................................      405        305        163
Long-term debt....................................................................    1,778        554        613
Total liabilities.................................................................    2,323        926        794
Total shareholders' equity or partners' capital...................................       93        355        260

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

5.  INVENTORIES

    TWE's inventories consist of:

                                                                                     DECEMBER 31,
                                                                   -------------------------------------------------
                                                                            1995                       1994
                                                                   ----------------------     ----------------------
                                                                   CURRENT     NONCURRENT     CURRENT     NONCURRENT
                                                                   -------     ----------     -------     ----------
                                                                                      (MILLIONS)
Film costs:
     Released, less amortization................................    $ 529        $  437       $  585        $  347
     Completed and not released.................................       74            22          123            24
     In process and other.......................................       11           396           18           361
     Library, less amortization.................................       --           717           --           769
Programming costs, less amortization............................      219           337          149           306
Merchandise.....................................................       71            --           81            --
                                                                   -------     ----------     -------     ----------
Total...........................................................    $ 904        $1,909       $  956        $1,807
                                                                   -------     ----------     -------     ----------
                                                                   -------     ----------     -------     ----------

     Excluding the Library, the unamortized cost of completed films at December 31, 1995 amounted to $1.062 billion, more than 90% of which is expected to be amortized within three years after release. Excluding the effects of accounting for the acquisition of WCI, the total cost incurred in the production of theatrical and television films amounted to $2.011 billion in 1995, $1.667 billion in 1994 and $1.784 billion in 1993; and the total cost amortized amounted to $2 billion, $1.640 billion and $1.619 billion, respectively.

6.  LONG-TERM DEBT

    Long-term debt consists of:

                                                                                                  DECEMBER 31,
                                                                                             ----------------------
                                                                                              1995          1994
                                                                                             -------     ----------
                                                                                                   (MILLIONS)
Credit agreement, weighted average interest rates of 6.4% and 6.5%........................   $2,185        $2,550
Commercial paper, weighted average interest rates of 6.2% and 6.2%........................      157           649
Six Flags 9.25% zero coupon notes due December 15, 1999...................................       --           123
9 5/8% notes due May 1, 2002..............................................................      600           600
7 1/4% debentures due September 1, 2008...................................................      599           599
10.15% notes due May 1, 2012..............................................................      250           250
8 7/8% notes due October 1, 2012..........................................................      347           347
8 3/8% debentures due March 15, 2023......................................................      991           990
8 3/8% debentures due July 15, 2033.......................................................      994           994
Other.....................................................................................       14            58
                                                                                             -------     ----------
Total.....................................................................................   $6,137        $7,160
                                                                                             -------     ----------
                                                                                             -------     ----------

     In June 1995, TWE, the TWE-Advance/Newhouse Partnership and a wholly-owned subsidiary of Time Warner ('TWI Cable') executed a five-year revolving credit facility (the 'New Credit Agreement'). The New Credit Agreement enabled such entities to refinance certain indebtedness assumed in certain cable acquisitions, to refinance TWE's indebtedness under a pre-existing bank credit agreement and to finance the ongoing working capital, capital expenditure and other corporate needs of each borrower.

     The New Credit Agreement permits borrowings in an aggregate amount of up to $8.3 billion, with no scheduled reductions in credit availability prior to maturity. Borrowings are limited to $4 billion in the case of TWI Cable, $5 billion in the case of the TWE-Advance/Newhouse Partnership and $8.3 billion in the case of

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

TWE, subject in each case to certain limitations and adjustments. Such borrowings bear interest at specific rates for each of the three borrowers, generally equal to LIBOR plus a margin initially ranging from 50 to 87.5 basis points, which margin will vary based on the credit rating or financial leverage of the applicable borrower. Unused credit is available for general business purposes and to support any commercial paper borrowings. Each borrower is required to pay a commitment fee initially ranging from .2% to .35% per annum on the unused portion of its commitment. The New Credit Agreement contains certain covenants for each borrower relating to, among other things, additional indebtedness; liens on assets; cash flow coverage and leverage ratios; and loans, advances, distributions and other cash payments or transfers of assets from the borrowers to their respective partners or affiliates.

     In July 1995, TWE borrowed approximately $2.6 billion under the New Credit Agreement to repay and terminate its pre-existing bank credit agreement. In connection therewith, TWE recognized an extraordinary loss of $24 million to write-off deferred financing costs related to the former credit agreement.

     As a result of the Six Flags transaction, long-term debt was reduced by approximately $850 million in 1995, including the deconsolidation of Six Flags' 9.25% zero coupon notes due in 1999. Such zero coupon notes have been guaranteed by TWE. In addition, TWE recognized an extraordinary loss of $10 million in 1993 in connection with the retirement by Six Flags of certain of its indebtedness.

     Each Time Warner General Partner has guaranteed a pro rata portion of approximately $6 billion of TWE's debt and accrued interest thereon based on the relative fair value of the net assets each Time Warner General Partner contributed to TWE (the 'Time Warner General Partner Guarantees'). Such indebtedness is recourse to each Time Warner General Partner only to the extent of its guarantee. The indenture pursuant to which TWE's notes and debentures have been issued (the 'Indenture') requires the unanimous consent of the holders of the notes and debentures to terminate the Time Warner General Partner Guarantees prior to June 30, 1997, and the consent of a majority of such holders to effect a termination thereafter. There are generally no restrictions on the ability of the Time Warner General Partner guarantors to transfer material assets, other than TWE assets, to parties that are not guarantors.

     Interest expense was $571 million in 1995, $563 million in 1994 and $573 million in 1993. The weighted average interest rate on TWE's total debt was 7.7% and 7.6% at December 31, 1995 and 1994, respectively.

     TWE has the intent and the ability under the New Credit Agreement to continue to refinance its commercial paper borrowings on a long-term basis. TWE is not obligated to repay any portion of its long-term debt until the year 2000 when the New Credit Agreement expires and all borrowings thereunder, including commercial paper supported by the New Credit Agreement, are required to be repaid.

7.  INCOME TAXES

    Domestic and foreign pretax income (loss) are as follows:

                                                                                              YEARS ENDED DECEMBER 31,
                                                                                              ------------------------
                                                                                              1995      1994      1993
                                                                                              ----      ----      ----
                                                                                                     (MILLIONS)
Domestic.........................................................................             $191      $242      $271
Foreign..........................................................................               (8)      (41)        1
                                                                                              ----      ----      ----
Total............................................................................             $183      $201      $272
                                                                                              ----      ----      ----
                                                                                              ----      ----      ----


                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     As a partnership, TWE is not subject to U.S. federal, state or local income taxation. However, certain of TWE's operations are conducted by subsidiary corporations that are subject to domestic or foreign taxation. Income taxes (benefits) of TWE and subsidiary corporations are as set forth below:

                                                                                              YEARS ENDED DECEMBER 31,
                                                                                              ------------------------
                                                                                              1995      1994      1993
                                                                                              ----      ----      ----
                                                                                                     (MILLIONS)
Federal:
     Current(1)..................................................................             $  7      $  6      $ 10
     Deferred....................................................................               (5)       (2)      (12)
Foreign:
     Current(2)..................................................................               74        53        68
     Deferred....................................................................                6       (16)       (4)
State and local:
     Current.....................................................................                7        14        20
     Deferred....................................................................               (3)      (15)      (18)
                                                                                              ----      ----      ----
Total income taxes...............................................................             $ 86      $ 40      $ 64
                                                                                              ----      ----      ----
                                                                                              ----      ----      ----


------------

(1) Includes utilization of Six Flags' tax carryforwards in the amount of $16 million in 1995, $35 million in 1994 and $75 million in 1993.

(2) Includes foreign withholding taxes of $60 million in 1995, $44 million in 1994 and $59 million in 1993.

     The financial statement basis of TWE's assets exceeds the corresponding tax basis by $8.8 billion at December 31, 1995, principally as a result of differences in accounting for depreciable and amortizable assets for financial statement and income tax purposes.

8.  TWE PARTNERS' CAPITAL

     Each partner's interest in TWE consists of the initial priority capital and residual equity amounts that were assigned to that partner or its predecessor based on the estimated fair value of the net assets each contributed to the partnership, as adjusted for the fair value of certain Time Warner Service Partnership Assets (as defined below) distributed by TWE to the Time Warner General Partners in 1993 which were not subsequently reacquired by TWE in 1995 ('Contributed Capital'), plus, with respect to the priority capital interests only, any undistributed priority capital return. The priority capital return consists of net partnership income allocated to date in accordance with the provisions of the TWE partnership agreement and the right to be allocated additional partnership income which, together with any previously allocated net partnership income, provides for the various priority capital rates of return specified in the table below. The sum of Contributed Capital and the undistributed priority capital return is referred to as 'Cumulative Priority Capital.' Cumulative Priority Capital is not necessarily indicative of the fair value of the underlying priority capital interests principally due to above-market rates of return on certain priority capital interests as compared to securities of comparable credit risk and maturity, such as the 13.25% rate of return on the junior priority capital interest owned by subsidiaries of Time Warner. Furthermore, the ultimate realization of Cumulative Priority Capital could be affected by the fair value of TWE, which is subject to fluctuation.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     A summary of the priority of Contributed Capital, ownership of Contributed Capital and Cumulative Priority Capital at December 31, 1995 and priority capital rates of return thereon is set forth below:

                                                                         PRIORITY       TIME       LIMITED PARTNERS
                                                          CUMULATIVE     CAPITAL       WARNER    ---------------------
                                            CONTRIBUTED    PRIORITY      RATES OF     GENERAL                     U S
PRIORITY OF CONTRIBUTED CAPITAL             CAPITAL(A)     CAPITAL      RETURN(B)     PARTNERS    TIME WARNER    WEST
------------------------------------------  -----------   ----------   ------------   --------   -------------   -----
                                                   (BILLIONS)          (% PER ANNUM            (OWNERSHIP %)
                                                                        COMPOUNDED
                                                                        QUARTERLY)
Senior priority capital...................     $ 1.4         $1.4(c)        8.00%      100.00%          --         --
Pro rata priority capital.................       5.6          8.7          13.00%(d)    63.27%       11.22%      25.51%
Junior priority capital...................       2.9          4.6          13.25%(e)   100.00%          --         --
Residual equity capital...................       3.3          3.3(f)          --(f)     63.27%       11.22%      25.51%

------------

(a) Excludes partnership income or loss allocated thereto.

(b) Income allocations related to priority capital rates of return are based on partnership income after any special tax allocations.

(c) Net of $366 million of partnership income distributed in 1995 representing the priority capital return thereon through June 30, 1995.

(d) 11.00% to the extent concurrently distributed.

(e) 11.25% to the extent concurrently distributed.

(f) Residual equity capital is not entitled to stated priority rates of return and, as such, its Cumulative Priority Capital is equal to its Contributed Capital. However, in the case of certain events such as the liquidation or dissolution of TWE, residual equity capital is entitled to any excess of the fair value of the net assets of TWE over the aggregate amount of Cumulative Priority Capital and special tax allocations. The residual equity Contributed Capital has priority over the priority returns on junior and pro rata priority capital.

     Because Contributed Capital is based on the fair value of the net assets that each partner contributed to the partnership, the aggregate of such amounts is significantly higher than TWE's partners' capital as reflected in the consolidated financial statements, which is based on the historical cost of the contributed net assets. For purposes of allocating partnership income or loss to the partners, partnership income or loss is based on the fair value of the net assets contributed to the partnership and results in significantly less partnership income, or results in partnership losses, in contrast to the net income reported by TWE for financial statement purposes, which is also based on the historical cost of contributed net assets.

     Under the TWE partnership agreement, partnership income, to the extent earned, is first allocated to the partners so that the economic burden of the income tax consequences of partnership operations is borne as though the partnership were taxed as a corporation ('special tax allocations'), then to the senior priority, pro rata priority and junior priority capital interests, in order of priority, at rates of return ranging from 8% to 13.25% per annum, and finally to the residual equity interests. Partnership losses generally are allocated first to eliminate prior allocations of partnership income to, and then to reduce the Contributed Capital of, the residual equity, junior priority capital and pro rata priority capital interests, in that order, then to reduce the Time Warner General Partners' senior priority capital, including partnership income allocated thereto, and finally to reduce any special tax allocations. To the extent partnership income is insufficient to satisfy all special allocations in a particular accounting period, the right to receive additional partnership income necessary to provide for the various priority capital rates of return is carried forward until satisfied out of future partnership income, including any partnership income that may result from any liquidation or dissolution of TWE.

     The TWE partnership agreement provides, under certain circumstances, for the distribution of partnership income allocated to the senior priority capital owned by the Time Warner General Partners ('Senior Priority Capital Distributions'). Pursuant to such provision, $366 million of partnership income was distributed to the Time Warner General Partners in 1995. The senior priority capital and, to the extent not previously distributed, partnership income allocated thereto is required to be distributed in three annual installments beginning on July 1, 1997. The junior priority capital owned by subsidiaries of Time Warner may be increased if certain operating performance targets are achieved over a five-year period ending on December 31, 1996 and a ten-year

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

period ending on December 31, 2001. Although satisfaction of the ten-year operating performance target is indeterminable at this time, it is not expected that the five-year target will be attained.

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

     In September 1993, certain assets of TWE were distributed to the Time Warner General Partners and were owned and operated by other partnerships (the 'Time Warner Service Partnerships') in order to ensure compliance with the Modification of Final Judgment entered on August 24, 1982 by the United States District Court for the District of Columbia applicable to U S WEST and its affiliated companies, which may have included TWE. This distribution was recorded for financial statement purposes based on the $95 million historical cost of such assets and, for partnership agreement purposes, Time Warner General Partners' junior priority capital was reduced by approximately $300 million. In 1994, U S WEST received a judicial order that TWE was no longer prohibited from owning or operating substantially all of such assets. Accordingly, in September 1995, TWE reacquired substantially all of the assets of the Time Warner Service Partnerships, subject to the liabilities relating thereto, (the 'Time Warner Service Partnership Assets') in exchange for junior priority capital interests in TWE equal to approximately $400 million. The reacquisition was recorded for financial statement purposes based on the $124 million historical cost of the Time Warner Service Partnership Assets. Prior to the reacquisition of the Time Warner Service Partnership Assets in September 1995, TWE was required to make quarterly cash distributions of junior priority capital in the amount of $12.5 million to the Time Warner General Partners ('TWSP Distributions'), which the General Partners were then required to contribute to the Time Warner Service Partnerships. TWE paid TWSP Distributions to the Time Warner General Partners in the amount of $25 million, $50 million and $12.5 million in 1995, 1994 and 1993, respectively, which were recorded as reductions of Time Warner General Partners' junior priority capital.

     TWE reimburses Time Warner for the amount by which the market price on the exercise date of Time Warner common stock options exercised by employees of TWE exceeds the exercise price or, with respect to options granted prior to the TWE capitalization, the greater of the exercise price and $27.75, the market price of the common stock at the time of the TWE capitalization on June 30, 1992 ('Stock Option Distributions'). TWE accrues Stock Option Distributions and a corresponding liability with respect to unexercised options when the market price of Time Warner common stock increases during the accounting period, and reverses previously-accrued Stock Option Distributions and the corresponding liability when the market price of Time Warner common stock declines. Stock Option Distributions are paid when the options are exercised. At December 31, 1995 and 1994, TWE had recorded a liability for Stock Option Distributions of $122 million and $89 million, respectively, based on the unexercised options and the market prices at such dates of $37.875 and $35.125, respectively, per Time Warner common share. TWE paid Stock Option Distributions to Time Warner in the amount of $17 million, $5 million and $20 million in 1995, 1994 and 1993, respectively.

     Cash distributions are required to be made to the partners to permit them to pay income taxes at statutory rates based on their allocable taxable income from TWE ('Tax Distributions'), including any taxable income generated by the Beneficial Assets, subject to limitations referred to herein. The aggregate amount of such Tax Distributions is computed generally by reference to the taxes that TWE would have been required to pay if it were a corporation. Tax Distributions were previously subject to restrictions until July 1995 and are now paid to the Time Warner General Partners on a current basis. TWE paid $680 million of such Tax Distributions to the

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Time Warner General Partners in 1995 (of which $334 million was accrued at December 31, 1994), compared to $115 million in 1994.

     In addition to Stock Option Distributions, Tax Distributions and Senior Priority Capital Distributions, quarterly cash distributions may be made to the partners to the extent of excess cash, as defined in the TWE partnership agreement ('Excess Cash Distribution'). Assuming that no additional partnership interests are issued to new partners and that certain cash distribution thresholds are met, cash distributions other than Stock Option Distributions, Tax Distributions and Senior Priority Capital Distributions will in the aggregate be made 63.27% to the Time Warner General Partners, 11.22% to Time Warner and 25.51% to U S WEST prior to June 30, 1998; thereafter, the Time
Warner General Partners will be entitled to additional distributions with respect to junior priority capital. If aggregate distributions made to the limited partners, generally from all sources, have not reached approximately $800 million by June 30, 1997, cash distributions to the Time Warner General Partners with respect to the Time Warner General Partners' pro rata priority and residual equity capital, other than Stock Option Distributions and Tax Distributions, will be deferred until such threshold is met. Similarly, if such aggregate distributions to the limited partners have not reached approximately $1.6 billion by June 30, 1998, cash distributions with respect to junior priority capital will be deferred until such threshold is met. If any such deferral occurs, a portion of the corresponding partnership income allocations with respect to such deferred amounts will be made at a rate higher than otherwise would have been the case. As of December 31, 1995, no cash distributions have been made to the limited partners. In addition, if a division of TWE or a substantial portion thereof is sold, the net proceeds of such sale, less expenses and proceeds used to repay outstanding debt, will be required to be distributed with respect to the partners' partnership interests. Similar distributions are required to be made in the event of a financing or refinancing of debt. Subject to any limitations on the incurrence of additional debt contained in the TWE partnership and credit agreements, and the Indenture, TWE may borrow funds to make distributions.

9.  STOCK OPTION PLANS

     Options to purchase Time Warner common stock under various stock option plans have been granted to employees of TWE at, or in excess of, fair market value at the date of grant. Generally, the options become exercisable over a three-year vesting period and expire ten years from the date of grant. A summary of stock option activity with respect to employees of TWE is as follows:

                                                                                THOUSANDS OF SHARES
                                                                                  OF TIME WARNER       EXERCISE PRICE
                                                                                   COMMON STOCK          PER SHARE
                                                                                -------------------    --------------
Outstanding at January 1, 1995...............................................          30,198              $ 8-45
Granted......................................................................           2,141               34-45
Exercised....................................................................          (1,316)               8-38
Cancelled (a)................................................................          (2,488)              17-45
                                                                                      -------
Balance at December 31, 1995.................................................          28,535              $17-45
                                                                                      -------
                                                                                      -------

                                                                                            DECEMBER 31,
                                                                                -------------------------------------
                                                                                       1995                 1994
                                                                                -------------------    --------------
                                                                                             (THOUSANDS)
Exercisable..................................................................          21,846              21,318
                                                                                      -------          --------------
                                                                                      -------          --------------

------------

(a) Includes all options cancelled and forfeited during the year, as well as options related to employees who have been transferred out of and into TWE to and from other Time Warner divisions.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     TWE reimburses Time Warner for the use of Time Warner stock options on the basis described in Note 8. There were 437 thousand options exercised in 1994 and
1.9 million options exercised in 1993, at prices ranging from $8-$36 per share in each year.

10.  BENEFIT PLANS

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

     Pension expense included the following:

                                                                                          YEARS ENDED DECEMBER 31,
                                                                                          ----------------------
                                                                                          1995     1994     1993
                                                                                          ----     ----     ----
                                                                                                (MILLIONS)
Service cost...........................................................................   $ 20     $ 26     $ 21
Interest cost..........................................................................     21       24       19
Actual return on plan assets...........................................................    (55)       4      (21)
Net amortization and deferral..........................................................     37      (21)       5
                                                                                          ----     ----     ----
Total..................................................................................   $ 23     $ 33     $ 24
                                                                                          ----     ----     ----
                                                                                          ----     ----     ----

     The status of funded pension plans is as follows:

                                                                                                    DECEMBER 31,
                                                                                                    -------------
                                                                                                    1995     1994
                                                                                                    ----     ----
                                                                                                     (MILLIONS)
Accumulated benefit obligation (89% vested)......................................................   $213     $172
Effect of future salary increases................................................................    111       91
                                                                                                    ----     ----
Projected benefit obligation.....................................................................    324      263
Plan assets at fair value........................................................................    247      225
                                                                                                    ----     ----
Projected benefit obligation in excess of plan assets............................................    (77)     (38)
Unamortized actuarial losses.....................................................................     60       24
Unamortized plan changes.........................................................................      5        4
Other............................................................................................     (3)      (4)
                                                                                                    ----     ----
Accrued pension liability........................................................................   $(15)    $(14)
                                                                                                    ----     ----
                                                                                                    ----     ----

     The following assumptions were used in accounting for pension plans:

                                                                                          1995     1994     1993
                                                                                          ----     ----     ----
Weighted average discount rate.........................................................   7.25%     8.5%     7.5%
Return on plan assets..................................................................      9%       9%       9%
Rate of increase in compensation levels................................................      6%       6%       6%

     Certain domestic employees of TWE participate in multiemployer pension plans as to which the expense amounted to $21 million in 1995, $18 million in 1994 and $19 million in 1993. Employees in foreign countries participate to varying degrees in local pension plans, which in the aggregate are not significant.

     Certain domestic employees also participate in Time Warner's 401(k) savings plans and other savings and profit sharing plans as to which the expense amounted to $25 million in 1995, $23 million in 1994 and $20 million in 1993. Contributions to the 401(k) and other savings plans are based upon a percentage of the

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

employees' elected contributions. Contributions to the profit sharing plans are generally determined by management.

11. FINANCIAL INSTRUMENTS

     The carrying value of TWE's financial instruments approximates fair value, except for differences with respect to long-term, fixed-rate debt and certain differences related to cost method investments and other financial instruments which are not significant. The fair value of financial instruments, such as long-term debt and investments, is generally determined by reference to market values resulting from trading on a national securities exchange or in an over-the-counter market. In cases where quoted market prices are not available, such as for derivative financial instruments, fair value is based on estimates using present value or other valuation techniques.

LONG-TERM DEBT

     Based on the level of interest rates prevailing at December 31, 1995, the fair value of TWE's fixed-rate debt exceeded its carrying value by $386 million which represents an unrealized loss. Based on TWE's fixed-rate debt outstanding at December 31, 1995, each 25 basis point increase or decrease in the level of interest rates prevailing at December 31, 1995 would result in a reduction or increase in the unrealized loss of $95 million, respectively. Based on the level of interest rates prevailing at December 31, 1994, the fair value of TWE's fixed-rate debt was $460 million less than its carrying value which represents an unrealized gain. Unrealized gains or losses related to the differences in the fair value and carrying value of TWE's long-term debt are not recognized unless such debt is retired prior to its maturity.

FOREIGN CURRENCY RISK MANAGEMENT

     Foreign exchange contracts are used primarily by Time Warner to hedge the risk that unremitted or future license fees owed to TWE domestic companies for the sale or anticipated sale of U.S. copyrighted products abroad may be adversely affected by changes in foreign currency exchange rates. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, Time Warner hedges a portion of its and TWE's combined foreign currency exposures anticipated over the ensuing twelve month period, including those related to TWE. At December 31, 1995, Time Warner has effectively hedged approximately half of TWE's total estimated foreign currency exposures that principally relate to anticipated cash flows to be remitted to the U.S. over the ensuing twelve month period, using foreign exchange contracts that generally have maturities of three months or less, which generally are rolled over to provide continuing coverage throughout the year. TWE is reimbursed by or reimburses Time Warner for Time Warner contract gains and losses related to TWE's exposure. Time Warner often closes foreign exchange sale contracts by purchasing an offsetting purchase contract. At December 31, 1995, Time Warner had contracts for the sale of $504 million and the purchase of $140 million of foreign currencies at fixed rates and maturities of three months or less. Of Time Warner's $364 million net sale contract position, none of the foreign exchange purchase contracts and $113 million of the foreign exchange sale contracts related to TWE's foreign currency exposure, primarily Japanese yen (21% of net contract position related to TWE), French francs (22%), German marks (12%) and Canadian dollars (21%), compared to a net sale contract position of $188 million of foreign currencies at December 31, 1994.

     Unrealized gains or losses related to foreign exchange contracts are recorded in income as the market value of such contracts change; accordingly, the carrying value of foreign exchange contracts approximates market value. The carrying value of foreign exchange contracts was not material at December 31, 1995 and 1994 and is included in other current liabilities. No cash is required to be received or paid with respect to the realization of such gains and losses until the related foreign exchange contracts are settled, generally at their respective

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

maturity dates. In 1995 and 1994, TWE had $11 million and $20 million, respectively, of net losses on foreign exchange contracts, which were or are expected to be offset by corresponding increases in the dollar value of foreign currency license fee payments that have been or are anticipated to be received in cash from the sale of U.S. copyrighted products abroad. Time Warner places foreign currency contracts with a number of major financial institutions in order to minimize credit risk.

     Based on Time Warner's outstanding foreign exchange contracts related to TWE's exposure at December 31, 1995, each 5% devaluation of the U.S. dollar as compared to the level of foreign exchange rates for currencies under contract at December 31, 1995 would result in approximately $6 million of unrealized losses on foreign exchange contracts. Conversely, a 5% appreciation of the U.S. dollar would result in $6 million of unrealized gains on contracts. Consistent with the nature of the economic hedge provided by such foreign exchange contracts, such unrealized gains or losses would be offset by corresponding decreases or increases, respectively, in the dollar value of future foreign currency license fee payments that would be received in cash within the ensuing twelve month period from the sale of U.S. copyrighted products abroad.

12. SEGMENT INFORMATION

     TWE's  businesses  are  conducted  in two  fundamental  areas  of business:
Entertainment, consisting principally of interests in filmed entertainment, broadcasting, theme parks and cable television programming; and Telecommunications, consisting principally of interests in cable television systems.

     Information as to the operations of TWE in different business segments is as set forth below. Cable business segment information reflects the consolidation by TWE of the TWE-Advance/Newhouse Partnership effective as of April 1, 1995 and Paragon effective as of July 6, 1995. The operating results of Six Flags have been deconsolidated effective as of June 23, 1995 and results prior to that date are reported separately to facilitate comparability.

                                                                                       YEARS ENDED DECEMBER 31,
                                                                                     ----------------------------
                                                                                      1995       1994       1993
                                                                                     ------     ------     ------
                                                                                              (MILLIONS)
REVENUES(1)
Filmed Entertainment..............................................................   $5,069     $4,476     $4,024
Six Flags Theme Parks.............................................................      227        557        533
Broadcasting-The WB Network.......................................................       33         --         --
Programming-HBO...................................................................    1,593      1,494      1,435
Cable.............................................................................    3,005      2,220      2,205
Intersegment elimination..........................................................     (410)      (287)      (251)
                                                                                     ------     ------     ------
Total.............................................................................   $9,517     $8,460     $7,946
                                                                                     ------     ------     ------
                                                                                     ------     ------     ------

------------

(1) Substantially all operations outside of the United States support the export of domestic products. Revenues include export sales of $1.982 billion in 1995, $1.693 billion in 1994 and $1.650 billion in 1993. Approximately 58% of export revenues are from sales to European customers.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                                                       YEARS ENDED DECEMBER 31,
                                                                                     ----------------------------
                                                                                      1995       1994       1993
                                                                                     ------     ------     ------
                                                                                              (MILLIONS)
OPERATING INCOME
Filmed Entertainment..............................................................   $  228     $  201     $  210
Six Flags Theme Parks.............................................................       29         56         53
Broadcasting-The WB Network.......................................................      (66)        --         --
Programming-HBO...................................................................      274        236        213
Cable.............................................................................      495        355        407
                                                                                     ------     ------     ------
Total.............................................................................   $  960     $  848     $  883
                                                                                     ------     ------     ------
                                                                                     ------     ------     ------

                                                                                       YEARS ENDED DECEMBER 31,
                                                                                     ----------------------------
                                                                                      1995       1994       1993
                                                                                     ------     ------     ------
                                                                                              (MILLIONS)
DEPRECIATION OF PROPERTY, PLANT AND EQUIPMENT
Filmed Entertainment..............................................................   $  107     $   71     $   46
Six Flags Theme Parks.............................................................       20         51         41
Broadcasting-The WB Network.......................................................       --         --         --
Programming-HBO...................................................................       16         13         14
Cable.............................................................................      452        330        325
                                                                                     ------     ------     ------
Total.............................................................................   $  595     $  465     $  426
                                                                                     ------     ------     ------
                                                                                     ------     ------     ------

                                                                                    YEARS ENDED DECEMBER 31,
                                                                                 -------------------------------
                                                                                  1995        1994        1993
                                                                                 -------     -------     -------
                                                                                           (MILLIONS)
AMORTIZATION OF INTANGIBLE ASSETS(1)
Filmed Entertainment..........................................................   $   124     $   135     $   143
Six Flags Theme Parks.........................................................        11          28          28
Broadcasting-The WB Network...................................................        --          --          --
Programming-HBO...............................................................         1           6           3
Cable.........................................................................       308         309         302
                                                                                 -------     -------     -------
Total.........................................................................   $   444     $   478     $   476
                                                                                 -------     -------     -------
                                                                                 -------     -------     -------

------------

(1) Amortization  includes amortization relating  to the acquisitions  of WCI in
    1989  and  the  ATC  minority  interest  in  1992  and  to  other   business
    combinations accounted for by the purchase method.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Information as to the assets and capital expenditures of TWE is as follows:

                                                                                    YEARS ENDED DECEMBER 31,
                                                                                 -------------------------------
                                                                                  1995        1994        1993
                                                                                 -------     -------     -------
                                                                                           (MILLIONS)
ASSETS
Filmed Entertainment..........................................................   $ 7,334     $ 7,133     $ 6,677
Six Flags Theme Parks.........................................................        --         814         848
Broadcasting-The WB Network...................................................        63          --          --
Programming-HBO...............................................................       935         895         855
Cable.........................................................................     9,842       8,191       8,041
Corporate(1)..................................................................       731       1,629       1,542
                                                                                 -------     -------     -------
Total.........................................................................   $18,905     $18,662     $17,963
                                                                                 -------     -------     -------
                                                                                 -------     -------     -------

------------
(1) Consists principally of cash, cash equivalents and other investments.

                                                                                    YEARS ENDED DECEMBER 31,
                                                                                 -------------------------------
                                                                                  1995        1994        1993
                                                                                 -------     -------     -------
                                                                                           (MILLIONS)
CAPITAL EXPENDITURES
Filmed Entertainment..........................................................   $   294     $   395     $   210
Six Flags Theme Parks.........................................................        43          46          34
Broadcasting-The WB Network...................................................        --          --          --
Programming-HBO...............................................................        20          13          17
Cable(1)......................................................................     1,178         699         352
                                                                                 -------     -------     -------
Total.........................................................................   $ 1,535     $ 1,153     $   613
                                                                                 -------     -------     -------
                                                                                 -------     -------     -------

------------

(1) Cable capital expenditures were funded in part through collections on the U S WEST Note in the amount of $602 million in 1995, $234 million in 1994 and $16 million in 1993 (Note 1).

13. COMMITMENTS AND CONTINGENCIES

     Total rent expense amounted to $176 million in 1995, $143 million in 1994 and $119 million in 1993. The minimum rental commitments under noncancellable long-term operating leases are: 1996-$158 million; 1997-$156 million; 1998-$149 million; 1999-$143 million; 2000-$132 million and after 2000-$826 million.

     Minimum commitments and guarantees under certain programming, licensing, franchise and other agreements at December 31, 1995 aggregated approximately $8 billion, which are payable principally over a five-year period.

     Pending legal proceedings are substantially limited to litigation incidental to the businesses of TWE. In the opinion of counsel and management, the ultimate resolution of these matters will not have a material effect on the consolidated financial statements.

14. RELATED PARTY TRANSACTIONS

     In the normal course of conducting their businesses, TWE units have had various transactions with Time Warner units, generally on terms resulting from a negotiation among the affected parties that in management's view results in reasonable allocations. Employees of TWE participate in various Time Warner medical, stock option and other benefit plans for which TWE is charged its allocable share of plan expenses, including

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

administrative costs. Time Warner's corporate group provides various other services to TWE. The Music division of WCI provides home videocassette distribution services to certain TWE operations, and certain TWE units have placed advertising in magazines published by Time Warner's Publishing division.

     TWE is required to pay a $130 million advisory fee to U S WEST over a five-year period ending September 15, 1998 for U S WEST's expertise in telecommunications, telephony and information technology, and its participation in the management and upgrade of the cable systems to Full Service Network'tm' capacity.

     In 1995, TWE and certain subsidiaries of Time Warner entered into management services agreements, pursuant to which TWE receives fees for the management of all cable television systems owned by Time Warner. Management fees received from Time Warner in 1995 were not material.

     Time Warner provides TWE with certain corporate support services for which Time Warner was paid $60 million per year through June 30, 1995, with increasing annual amounts as adjusted for inflation thereafter. The corporate services agreement runs through June 30, 1997, and may be extended by agreement of both parties. Management believes that the corporate services fee is representative of the cost of corporate services that would be necessary for the stand-alone operations of TWE.

     Time Warner and TWE entered into a credit agreement in 1994 that allows Time Warner to borrow up to $400 million from TWE through September 15, 2000. Outstanding borrowings from TWE bear interest at LIBOR plus 1% per annum. Time Warner borrowed $400 million in 1994 under the credit agreement.

     Prior to TWE's reacquisition of the Time Warner Service Partnership Assets in September 1995, TWE had service agreements with the Time Warner Service Partnerships for program signal delivery and transmission services, and TWE provided billing, collection and marketing services to the Time Warner Service Partnerships. TWE also has distribution and merchandising agreements with Time Warner Entertainment Japan Inc., a company owned by certain former and existing partners of TWE to conduct TWE's businesses in Japan.

     In addition to transactions with its partners, TWE has had transactions with Comedy Partners, L.P., Six Flags and its other equity investees and with Turner Broadcasting System, Inc., The Columbia House Company partnerships, Cinamerica Theatres, L.P. and other equity investees of Time Warner, generally with respect to sales of product in the ordinary course of business.

15. ADDITIONAL FINANCIAL INFORMATION

     Additional financial information with respect to cash flows is as follows:

                                                                                        YEARS ENDED DECEMBER 31,
                                                                                       --------------------------
                                                                                       1995      1994       1993
                                                                                       ----     ------     ------
                                                                                               (MILLIONS)
Cash payments made for interest.....................................................   $571     $  521     $  450
Cash payments made for income taxes, net............................................     75         69         70
Noncash capital contributions, net..................................................     50          4        384

     Noncash investing activities in 1995 included the formation of the TWE-Advance/Newhouse Partnership in April 1995 (Note 2) and the reacquisition of the Time Warner Service Partnership Assets in September 1995 (Note 8).

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Other current liabilities consist of:

                                                                                                  DECEMBER 31,
                                                                                                -----------------
                                                                                                 1995       1994
                                                                                                ------     ------
                                                                                                   (MILLIONS)
Accrued expenses.............................................................................   $  937     $  827
Accrued compensation.........................................................................      216        143
Deferred revenues............................................................................      227        150
Tax Distributions due to Time Warner General Partners........................................       --        334
Debt due within one year.....................................................................       47         32
                                                                                                ------     ------
Total........................................................................................   $1,427     $1,486
                                                                                                ------     ------
                                                                                                ------     ------

                         REPORT OF INDEPENDENT AUDITORS

THE PARTNERS OF
TIME WARNER ENTERTAINMENT COMPANY, L.P.

We have audited the accompanying consolidated balance sheet of Time Warner Entertainment Company, L.P. ('TWE') as of December 31, 1995 and 1994, and the related consolidated statements of operations, cash flows and partnership capital for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of TWE's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TWE at December 31, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          ERNST & YOUNG LLP

New York, New York
February 6, 1996

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                         SELECTED FINANCIAL INFORMATION

     The selected financial information for each of the five years in the period ended December 31, 1995 set forth below has been derived from and should be read in conjunction with the consolidated financial statements and other financial information presented elsewhere herein. Capitalized terms are as defined and described in such consolidated financial statements, or elsewhere herein. The selected historical financial information for 1995 reflects the consolidation by TWE of the TWE-Advance/Newhouse Partnership resulting from the formation of such partnership, effective as of April 1, 1995, and the consolidation of Paragon effective as of July 6, 1995. The selected historical financial information gives effect to the consolidation of Six Flags Entertainment Corporation ('Six Flags') effective as of January 1, 1993 as a result of an increase in TWE's ownership of Six Flags from 50% to 100% in September 1993, and the subsequent deconsolidation of Six Flags resulting from the disposition by TWE of a 51% interest in Six Flags effective as of June 23, 1995.

     The selected historical financial information for 1993 also gives effect to the admission of U S WEST as an additional limited partner of TWE as of September 15, 1993 and the issuance of $2.6 billion of TWE debentures during the year to reduce indebtedness under the former TWE credit agreement, and for 1992 gives effect to the initial capitalization of TWE and associated refinancings as of the dates such transactions were consummated and Time Warner's acquisition of the ATC minority interest as of June 30, 1992, using the purchase method of accounting. Time Warner's cost to acquire the ATC minority interest is reflected in the consolidated financial statements of TWE under the pushdown method of accounting.

                                                                           YEARS ENDED DECEMBER 31,
                                                              ---------------------------------------------------
SELECTED OPERATING STATEMENT INFORMATION                       1995       1994       1993       1992       1991
                                                              -------    -------    -------    -------    -------
                                                                                  (MILLIONS)
Revenues...................................................   $ 9,517    $ 8,460    $ 7,946    $ 6,761    $ 6,068
Depreciation and amortization..............................     1,039        943        902        782        733
Business segment operating income..........................       960        848        883        795        712
Interest and other, net....................................       580        587        551        525        520
Income before extraordinary item...........................        97        161        208        160         97
Net income.................................................        73        161        198        160         97

                                                                           YEARS ENDED DECEMBER 31,
                                                              ---------------------------------------------------
SELECTED BALANCE SHEET INFORMATION                             1995       1994       1993       1992       1991
                                                              -------    -------    -------    -------    -------
                                                                                  (MILLIONS)
Total assets...............................................   $18,905    $18,662    $17,963    $15,848    $14,230
Debt due within one year...................................        47         32         24          7        878
Long-term debt.............................................     6,137      7,160      7,125      7,171      4,571
Time Warner General Partners' senior priority capital......     1,426      1,663      1,536         --         --
Partners' capital..........................................     6,478      6,233      6,000      6,437      6,717

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                                                 OPERATING
                                                                                                 INCOME OF     NET
                                                                                                 BUSINESS     INCOME
QUARTER                                                                              REVENUES    SEGMENTS     (LOSS)
----------------------------------------------------------------------------------   --------    ---------    ------
                                                                                               (MILLIONS)
1995
1st...............................................................................    $2,046       $ 191       $  4
2nd...............................................................................     2,392         266         56
3rd (a)...........................................................................     2,324         268         23
4th...............................................................................     2,755         235        (10)
Year (a)..........................................................................     9,517         960         73

1994
1st...............................................................................    $1,919       $ 203       $ 48
2nd...............................................................................     2,055         227         56
3rd...............................................................................     2,203         235         41
4th...............................................................................     2,283         183         16
Year..............................................................................     8,460         848        161

------------

(a) Net income for the third quarter of 1995 includes an extraordinary loss on the retirement of debt of $24 million.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                                   (MILLIONS)

                                                                                  ADDITIONS
                                                                    BALANCE AT    CHARGED TO                   BALANCE
                                                                    BEGINNING     COSTS AND                    AT END
                           DESCRIPTION                              OF PERIOD      EXPENSES     DEDUCTIONS    OF PERIOD
-----------------------------------------------------------------   ----------    ----------    ----------    ---------
1995:
Reserves deducted from accounts receivable:
     Allowance for doubtful accounts.............................      $188          $104         $  (96)(a)    $ 196
     Reserves for sales returns and allowances...................       118           218           (167)(b)      169
                                                                    ----------    ----------    ----------    ---------
          Total..................................................      $306          $322         $ (263)       $ 365
                                                                    ----------    ----------    ----------    ---------
                                                                    ----------    ----------    ----------    ---------

1994:
Reserves deducted from accounts receivable:
     Allowance for doubtful accounts.............................      $161          $ 49         $  (22)(a)    $ 188
     Reserves for sales returns and allowances...................        96           164           (142)(b)      118
                                                                    ----------    ----------    ----------    ---------
          Total..................................................      $257          $213         $ (164)       $ 306
                                                                    ----------    ----------    ----------    ---------
                                                                    ----------    ----------    ----------    ---------

1993:
Reserves deducted from accounts receivable:
     Allowance for doubtful accounts.............................      $166          $ 27         $  (32)(a)    $ 161
     Reserves for sales returns and allowances...................        74           131           (109)(b)       96
                                                                    ----------    ----------    ----------    ---------
          Total..................................................      $240          $158         $ (141)       $ 257
                                                                    ----------    ----------    ----------    ---------
                                                                    ----------    ----------    ----------    ---------

------------
(a) Represents uncollectible receivables charged against the reserve.

(b) Represents returns or allowances applied against the reserve.

                                 EXHIBIT INDEX

                                                                                                            SEQUENTIAL
  EXHIBIT                                                                                                      PAGE
  NUMBER                                              DESCRIPTION                                             NUMBER
-----------   -------------------------------------------------------------------------------------------   ----------
 2.1          Amended  and Restated Agreement and Plan of Merger dated as of September 22, 1995 among the        *
              Registrant, TW  Inc.,  Time Warner  Acquisition  Corp.,  TW Acquisition  Corp.  and  Turner
              Broadcasting System, Inc. (which is incorporated herein by reference to Exhibit 2(a) to the
              Registrant's  Current Report on  Form 8-K dated  December 1, 1995  (the 'December 1995 Form
              8-K')).
 2.2          Shareholders' Agreement dated as  of September 22, 1995  among the Registrant, R.E.  Turner        *
              and  certain associates  and affiliates  of R.E.  Turner (which  is incorporated  herein by reference to Exhibit 10(a) to the Registrant's  Current Report on Form 8-K dated  September
              22, 1995 (the 'September 1995 Form 8-K')).
 2.3          Amended and Restated LMC Agreement dated as of September 22, 1995, among the Registrant, TW        *
              Inc.,  Liberty  Media Corporation  ('Liberty'), TCI  Turner Preferred,  Inc., Communication
              Capital Corp. and United Turner Investment, Inc. (which is incorporated herein by reference to Exhibit 10(a) to the December 1995 Form 8-K).
 3.(i)(a)     Restated Certificate of  Incorporation of  the Registrant as  filed with  the Secretary  of        *
              State  of the State of Delaware on May  26, 1993 (which is incorporated herein by reference to Exhibit 3 to the Registrant's Quarterly Report  on Form 10-Q for the quarter ended  June
              30, 1993 (the 'June 1993 Form 10-Q').
 3.(i)(b)     Certificate  of Ownership  and Merger merging  TWE Holdings  Inc. into Time  Warner Inc. as        *
              filed with the Secretary of State  of the State of Delaware  on October 13, 1993 (which  is incorporated  herein by reference to Exhibit 3.(i)(b)  to the Registrant's Annual Report on
              Form 10-K for the year ended December 31, 1993 (the '1993 Form 10-K')).
 3.(i)(c)     Certificate of the  Voting Powers, Designations,  Preferences and Relative,  Participating,        *
              Optional and Other Special Rights and Qualifications, Limitations or Restrictions of Series
              A Participating Cumulative Preferred Stock of the Registrant as filed with the Secretary of
              State  of  the State  of Delaware  on January  26,  1994 (which  is incorporated  herein by reference to Exhibit 3.(i)(c) to the 1993 Form 10-K).
 3.(i)(d)     Certificate of the  Voting Powers, Designations,  Preferences and Relative,  Participating,
              Optional  or Other Special Rights, and Qualifications, Limitations or Restrictions thereof, of Series C Convertible Preferred  Stock of the Registrant as  filed with the Secretary  of
              State of the State of Delaware on May 1, 1995.
 3.(i)(e)     Certificate  of the Voting  Powers, Designations, Preferences  and Relative, Participating,
              Optional or Other Special Rights, and Qualifications, Limitations or Restrictions  thereof, of  Series D Convertible Preferred  Stock of the Registrant as  filed with the Secretary of
              State of the State of Delaware on July 6, 1995.
 3.(i)(f)     Certificate of the  Voting Powers, Designations,  Preferences and Relative,  Participating,
              Optional  or Other Special Rights, and Qualifications, Limitations or Restrictions thereof, of Series E Convertible Preferred  Stock of the Registrant as  filed with the Secretary  of
              State of the State of Delaware on January 4, 1996.
 3.(i)(g)     Certificate  of the Voting  Powers, Designations, Preferences  and Relative, Participating,
              Optional or Other Special Rights, and Qualifications, Limitations or Restrictions  thereof, of  Series F Convertible Preferred  Stock of the Registrant as  filed with the Secretary of
              State of the State of Delaware on January 4, 1996.
 3.(i)(h)     Certificate of Designations of  Series G Convertible Preferred  Stock of the Registrant  as        *
              filed  with the Secretary of State of the State  of Delaware on September 5, 1995 (which is incorporated herein by reference to Exhibit 4(a) to Registrant's Current Report on Form 8-K
              dated August 31, 1995 (the 'August 1995 Form 8-K')).
 3.(i)(i)     Certificate of Designations of  Series H Convertible Preferred  Stock of the Registrant  as        *
              filed  with the Secretary of State of the State  of Delaware on September 5, 1995 (which is incorporated herein by reference to Exhibit 4(b) to the August 1995 Form 8-K).
 3.(i)(j)     Certificate of Designations of  Series I Convertible Preferred  Stock of the Registrant  as
              filed with the Secretary of State of the State of Delaware on October 2, 1995.
 3.(ii)       By-laws  of the Registrant, as amended through March 18, 1993 (which is incorporated herein        *
              by reference to Exhibit  3.3 to the Registrant's  Annual Report on Form  10-K for the  year ended December 31, 1992 (the '1992 Form 10-K')).

                                                                                                            SEQUENTIAL
  EXHIBIT                                                                                                      PAGE
  NUMBER                                              DESCRIPTION                                             NUMBER
-----------   -------------------------------------------------------------------------------------------   ----------
 4.1          Specimen  Certificate of  the Registrant's  Common Stock  (which is  incorporated herein by        *
              reference to Exhibit 4.1 to the Registrant's Annual Report on Form 10-K for the year  ended
              December 31, 1991 (the '1991 Form 10-K').
 4.2          Amended  and Restated Declaration of  Trust of Time Warner  Financing Trust (the 'Financing
              Trust') dated  as of  August 15,  1995,  among the  trustees of  the Financing  Trust,  the
              Registrant  and the holders  of undivided beneficial  interests in assets  of the Financing
              Trust, relating to the $1.24 Preferred Exchangeable Redemption Cumulative Securities of the
              Financing Trust (the 'PERCS'), including, as exhibits thereto, the Restated Certificate  of
              Trust  of the Financing Trust, the Terms of the Preferred Securities (including the Form of
              Certificate) and the Terms of the Common Securities (including the Form of Certificate).
 4.3          Indenture dated  as of  August  15, 1995,  between the  Registrant  and Chemical  Bank,  as trustee,  relating to the Registrant's 4% Subordinated  Notes due December 23, 1997, issued in connection with the PERCS, including, as Exhibit A thereto, the Form of Note.
 4.4          Guarantee Agreement dated as of August 15, 1995, executed and delivered by the  Registrant, as  guarantor, and The First National  Bank of Chicago, as trustee,  for the benefit of the holders of the PERCS.
 4.5          Amended and Restated Declaration of Trust of Time Warner Capital I ('Time Warner  Capital')
              dated as of December 5, 1995, among the trustees of Time Warner Capital, the Registrant and the  holders  of undivided  beneficial  interests in  the  assets of  Time  Warner Capital, relating to the 8 7/8%  Preferred Trust Securities of  Time Warner Capital (the  'Preferred
              Trust Securities'), including, as exhibits thereto, the Certificate of Trust of Time Warner
              Capital,  the Terms of the Preferred Securities (including the Form of Certificate) and the
              Terms of the Common Securities (including the Form of Certificate).
 4.6          Indenture dated  as of  December 5,  1995, between  the Registrant  and Chemical  Bank,  as trustee, relating to the issuance of the Preferred Trust Securities.
 4.7          First  Supplemental Indenture  dated as  of December  5, 1995,  between the  Registrant and
              Chemical Bank, as trustee, relating to the Registrant's 8 7/8% Subordinated Debentures  due
              December  31, 2025, issued in connection with the Preferred Trust Securities, including, as
              Exhibit A thereto, the Form of Debenture.
 4.8          Guarantee Agreement dated as of December 5, 1995, executed and delivered by the Registrant, as guarantor, and The First  National Bank of Chicago, as  trustee, for the benefit of  the holders of the Preferred Trust Securities.
 4.9          Rights  Agreement dated as of January 20, 1994 between the Registrant and Chemical Bank, as        *
              Rights Agent (which is incorporated herein by reference to Exhibit 4(a) to the Registrant's
              Current Report on Form 8-K dated January 20, 1994).
 4.10         Indenture dated as of April 30, 1992, as amended by the First Supplemental Indenture, dated        *
              as of June 30, 1992, among Time Warner Entertainment Company, L.P. ('TWE'), the Registrant,
              certain of its subsidiaries party  thereto and The Bank of  New York, as Trustee (which  is incorporated  herein by reference to  Exhibits 10(g) and 10(h)  to the Registrant's Current
              Report on Form 8-K dated July 14, 1992 (the 'July 1992 Form 8-K').
 4.11         Second Supplemental  Indenture dated  as of  December 9,  1992 among  TWE, the  Registrant,        *
              certain  of its subsidiaries party thereto  and The Bank of New  York, as Trustee (which is incorporated herein by  reference to Exhibit  4.2 to  Amendment No. 1  to the  Registration
              Statement  on Form  S-4 Reg.  No. 33-67688 of  TWE filed  with the  Securities and Exchange
              Commission (the 'Commission') on October 25, 1993 (the '1993 TWE S-4')).
 4.12         Third Supplemental  Indenture dated  as of  October  12, 1993  among TWE,  the  Registrant,        *
              certain  of its subsidiaries party thereto  and The Bank of New  York, as Trustee (which is incorporated herein by reference to Exhibit 4.3 to the 1993 TWE S-4).
 4.13         Fourth Supplemental Indenture dated as of March 29, 1994 among TWE, the Registrant, certain        *
              of its  subsidiaries  party  thereto and  The  Bank  of  New York,  as  Trustee  (which  is incorporated herein by reference to Exhibit 4.4 to TWE's Annual Report on Form 10-K for the
              year ended December 31, 1993 ('TWE's 1993 Form 10-K')).

                                                                                                            SEQUENTIAL
  EXHIBIT                                                                                                      PAGE
  NUMBER                                              DESCRIPTION                                             NUMBER
-----------   -------------------------------------------------------------------------------------------   ----------
 4.14         Fifth  Supplemental Indenture  dated as  of December  28, 1994  among TWE,  the Registrant,        *
              certain of its subsidiaries party  thereto and The Bank of  New York, as Trustee (which  is incorporated herein by reference to Exhibit 4.5 to TWE's Annual Report on Form 10-K for the
              year ended December 31, 1994 ('TWE's 1994 Form 10-K')).
 4.15         Indenture  dated as  of October 15,  1985 between  the Registrant and  Marine Midland Bank,        *
              N.A., as successor Trustee (which  is incorporated herein by  reference to Exhibit 4(a)  to the  Registrant's  Registration  Statement on  Form  S-3  Reg. No.  33-724  filed  with the
              Commission on October 8, 1985).
 4.16         Indenture dated as  of October 15,  1992, as  amended by the  First Supplemental  Indenture        *
              dated  as of December 15, 1992, as  supplemented by the Second Supplemental Indenture dated as of January  15, 1993, between  the Registrant and  Chemical Bank, as  Trustee (which  is incorporated herein by reference to Exhibit 4.10 to the 1992 Form 10-K).
 4.17         Indenture dated as of January 15, 1993 between the Registrant and Chemical Bank, as Trustee        *
              (which is incorporated herein by reference to Exhibit 4.11 to the 1992 Form 10-K).
 4.18         First Supplemental Indenture dated as of June 15, 1993, between the Registrant and Chemical        *
              Bank,  as Trustee, to the Indenture dated as of January 15, 1993 between the Registrant and
              Chemical Bank, as Trustee, including as Exhibit A the Form of Liquid Yield Option Note  due
              2013 (which is incorporated herein by reference to Exhibit 4 to the June 1993 Form 10-Q).
10.1          Time  Warner 1981 Stock Option Plan, as amended through May 14, 1991 (which is incorporated        *
              herein by reference to Exhibit 10.1 to the 1991 Form 10-K).
10.2          Time Warner 1986 Stock Option Plan, as amended through May 14, 1991 (which is  incorporated        *
              herein by reference to Exhibit 10.2 to the 1991 Form 10-K).
10.3          1988  Stock Incentive Plan of Time  Warner Inc., as amended through  May 14, 1991 (which is        *
              incorporated herein by reference to Exhibit 10.3 to the 1991 Form 10-K).
10.4          Time Warner  1989  Stock  Incentive  Plan,  as amended  through  May  14,  1991  (which  is        *
              incorporated herein by reference to Exhibit 10.4 to the 1991 Form 10-K).
10.5          Time  Warner 1989 WCI Replacement  Stock Option Plan, as  amended through February 14, 1995        *
              (which is  incorporated herein  by reference  to Exhibit  10.5 to  the Registrant's  Annual
              Report on Form 10-K for the year ended December 31, 1994 (the '1994 Form 10-K')).
10.6          Time Warner 1989 Lorimar Non-Employee Replacement Stock Option Plan, as amended through May        *
              14,  1991 (which is  incorporated herein by  reference to Exhibit  10.6 to the Registrant's
              1991 Form 10-K).
10.7          Time Warner  1994  Stock Option  Plan,  as amended  through  November 17,  1994  (which  is        *
              incorporated herein by reference to Exhibit 10.7 to the 1994 Form 10-K).
10.8          Time Warner Corporate Group Stock Incentive Plan, as amended through May 14, 1991 (which is        *
              incorporated herein by reference to Exhibit 10.8 to the 1994 Form 10-K).
10.9          Time  Warner  1988 Restricted  Stock Plan  for Non-Employee  Directors, as  amended through        *
              November 18,  1993 (which  is  incorporated herein  by reference  to  Exhibit 10.8  to  the
              Registrant's  Annual Report on  Form 10-K for the  year ended December  31, 1993 (the '1993
              Form 10-K').
10.10         Deferred Compensation Plan for  Directors of Time Warner,  as amended through November  18,        *
              1993 (which is incorporated herein by reference to Exhibit 10.9 to the 1993 Form 10-K).
10.11         Time  Warner Retirement Plan for  Outside Directors, as amended  through September 21, 1989        *
              (which is incorporated herein by reference to Exhibit 10.10 to the 1991 Form 10-K).
10.12         Amended and Restated Time Warner  Inc. Annual Bonus Plan  for Executive Officers (which  is        *
              incorporated  by reference to Annex A to  the Registrant's definitive Proxy Statement dated
              March  30,  1995,  used  in  connection  with  the  Registrant's  1995  Annual  Meeting  of
              Stockholders).

                                                                                                            SEQUENTIAL
  EXHIBIT                                                                                                      PAGE
  NUMBER                                              DESCRIPTION                                             NUMBER
-----------   -------------------------------------------------------------------------------------------   ----------
10.13         Amended  and Restated Employment  and Termination Agreement  dated as of  March 3, 1989, as        *
              amended and restated as of  January 10, 1990, between the  Registrant and J. Richard  Munro
              (which  is incorporated  herein by  reference to Exhibit  10.26 to  the Registrant's Annual
              Report on Form 10-K for the year ended December 31, 1989).
10.14         Amended and  Restated Employment  Agreement dated  as  of November  15, 1990,  between  the        *
              Registrant  and Gerald M. Levin (which is incorporated herein by reference to Exhibit 10.26 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990.
10.15         Employment Agreement made  as of  May 17,  1995 between the  Registrant and  Peter R.  Haje        *
              (which  is incorporated herein by  reference to Exhibit 10.5  to the Registrant's Quarterly
              Report on Form 10-Q for the quarter ended June 30, 1995).
10.16         Employment Agreement made  as of November  2, 1994  between the Registrant  and Richard  D.        *
              Parsons (which is incorporated herein by reference to Exhibit 10.17 to the 1994 Form 10-K).
10.17         Employment  Agreement effective as of January 1, 1995 between the Registrant and Richard J.        *
              Bressler (which is  incorporated herein  by reference  to Exhibit  10.18 to  the 1994  Form
              10-K).
10.18         Amended  and Restated  Employment Agreement  effective as  of January  1, 1994  between the        *
              Registrant and Tod R. Hullin (which is incorporated herein by reference to Exhibit 10.19 to the 1994 Form 10-K).
10.19         Amended and  Restated Employment  Agreement effective  as of  January 1,  1994 between  the        *
              Registrant and Philip R. Lochner, Jr. (which is incorporated herein by reference to Exhibit
              10.20 to the 1994 Form 10-K).
10.20         Employment  Agreement dated as  of February 1,  1992 between the  Registrant and Timothy A.        *
              Boggs (which is incorporated herein by reference to Exhibit 10.21 to the 1992 Form 10-K).
10.21         The Time Warner Deferred Compensation Plan (Amended and Restated as of November 1, 1995).
10.22         Travel and Accident  Insurance Policy  issued by  INA Life  Insurance Company  of New  York        *
              (which  is incorporated by reference to Exhibit  10.44 to the Registrant's Annual Report on
              Form 10-K for the year ended December 31, 1988).
10.23         Credit Agreement  dated  as  of  June  30,  1995  among  TWE,  Time  Warner  Entertainment-        *
              Advance/Newhouse  Partnership  ('TWE-AN Partnership')  and  TWI Cable  Inc.,  as borrowers,
              Chemical, as administrative agent, Bank of America National Trust and Savings  Association,
              The  Bank of New York and  Morgan Guaranty Trust Company of  New York, as documentation and syndication agents,  and the  lending  institutions named  therein (which  is  incorporated herein  by reference to Exhibit 10(a) to the  Registrant's Current Report on Form 8-K dated
              July 6, 1995).
10.24         Agreement of Limited Partnership, dated  as of October 29, 1992,  as amended by the  Letter        *
              Agreement, dated February 11, 1992, and the Letter Agreement dated June 23, 1992, among the
              Registrant  and  certain of  its subsidiaries,  ITOCHU  Corporation ('ITOCHU')  and Toshiba
              Corporation ('Toshiba') (which is  incorporated herein by reference  to Exhibit (A) to  the
              Registrant's Current Report on Form 8-K dated October 29, 1991 and Exhibits 10(b) and 10(c)
              to the July 1992 Form 8-K).
10.25         Admission  Agreement, dated as  of May 16,  1993 between TWE  and U S  WEST, Inc. (which is        *
              incorporated herein by reference to Exhibit 10(a) to TWE's Current Report on Form 8-K dated
              May 16, 1993 (the 'TWE May 1993 Form 8-K')).
10.26         Amendment Agreement, dated as of September 14, 1993, among ITOCHU, Toshiba, the Registrant,        *
              US WEST, Inc. and  certain of their respective  subsidiaries, amending the TWE  Partnership
              Agreement,  as amended (which is  incorporated herein by reference  to Exhibit 3.2 to TWE's
              1993 Form 10-K).
10.27         Letter Agreement,  dated  May  16,  1993,  between the  Registrant  and  ITOCHU  (which  is        *
              incorporated herein by reference to Exhibit 10(b) to the TWE May 1993 Form 8-K).
10.28         Letter  Agreement,  dated  May 16,  1993,  between  the Registrant  and  Toshiba  (which is        *
              incorporated herein by reference to Exhibit 10(c) to the TWE May 1993 Form 8-K).

                                                                                                            SEQUENTIAL
  EXHIBIT                                                                                                      PAGE
  NUMBER                                              DESCRIPTION                                             NUMBER
-----------   -------------------------------------------------------------------------------------------   ----------
10.29         Restructuring Agreement dated as of August 31, 1995 among the Registrant, ITOCHU and ITOCHU        *
              Entertainment Inc. (which is incorporated herein by reference to Exhibit 2(a) to the August
              1995 Form 8-K).
10.30         Restructuring Agreement dated  as of  August 31, 1995  between the  Registrant and  Toshiba        *
              (including  Form  of Registration  Rights Agreement,  between  the Registrant  and Toshiba)
              (which is incorporated herein by reference to Exhibit 2(b) to the August 1995 Form 8-K).
10.31         Option Agreement, dated as of September 15, 1993  between TWE and U S WEST, Inc. (which  is        *
              incorporated herein by reference to Exhibit 10.9 to TWE's 1993 Form 10-K).
10.32         Promissory  Note  of  U  S WEST  Cable  Corporation,  dated September  15,  1993  (which is        *
              incorporated herein by reference to Exhibit 10.10 to TWE's 1993 Form 10-K).
10.33         Guarantee, dated as of September 15, 1993, by U S WEST, Inc. of the Promissory Note of U  S        *
              WEST Cable Corporation, dated September 15, 1993 (which is incorporated herein by reference to Exhibit 10.11 to TWE's 1993 Form 10-K).
10.34         Contribution Agreement dated as of September 9, 1994 among TWE, Advance Publications, Inc.,        *
              Newhouse  Broadcasting Corporation, Advance/Newhouse  Partnership ('Advance/Newhouse'), and
              TWE-A/N Partnership (which is  incorporated herein by reference  to Exhibit 10(a) to  TWE's
              Current Report on Form 8-K dated September 9, 1994 ('TWE's September 1994 Form 8-K')).
10.35         Partnership  Agreement,  dated as  of September  9, 1994  between TWE  and Advance/Newhouse        *
              (which is incorporated herein by  reference to Exhibit 10(b)  to TWE's September 1994  Form
              8-K).
10.36         Letter  Agreement dated  April 1, 1995  among TWE,  Advance/Newhouse, Advance Publications,        *
              Inc. and Newhouse Broadcasting  Corporation (which is incorporated  herein by reference  to
              Exhibit 10(c) to TWE's Current Report on Form 8-K dated April 1, 1995).
10.37         Agreement  and Plan  of Merger  dated as  of January  26, 1995,  among KBLCOM Incorporated,        *
              Houston Industries  Incorporated,  Registrant  and  TW KBLCOM  Acquisition  Sub  (which  is incorporated herein by reference to Exhibit 2(a) to the Registrant's Current Report on Form
              8-K dated January 26, 1995).
10.38         Agreement  and Plan of  Merger dated as  of February 6,  1995, among Cablevision Industries        *
              Corporation ('CVI'), Alan Gerry, Registrant and  TW CVI Acquisition Corp. ('TWCVI')  (which is  incorporated herein by reference to Exhibit  2(a) to the Registrant's Current Report on
              Form 8-K dated February 6, 1995 (the 'February 1995 Form 8-K')).
10.39         Agreement and Plan  of Merger dated  as of  February 6, 1995  among Cablevision  Properties        *
              Inc.,  Alan Gerry and Registrant (which is incorporated herein by reference to Exhibit 2(b)
              to the February 1995 Form 8-K).
10.40         Agreement and Plan  of Merger dated  as of  February 6, 1995  among Cablevision  Management        *
              Corporation  of Philadelphia,  Alan Gerry and  Registrant (which is  incorporated herein by reference to Exhibit 2(c) to the February 1995 Form 8-K).
10.41         Agreement and Plan of Merger dated as  of December 8, 1995 among Cablevision Industries  of        *
              Middle  Florida, Inc., Alan Gerry, the Registrant  and CVI (which is incorporated herein by reference to Exhibit 2(c) to the Registrant's  Current Report on Form 8-K dated January  4,
              1996 (the 'January 1996 Form 8-K')).
10.42         Purchase  Agreement dated as of February 6, 1995, as amended and restated as of December 8,        *
              1995 among Alan  Gerry, the  corporations and partnerships  listed on  the signature  pages thereof  as the Purchase Gerry Companies and  the Direct Holders, and the Registrant (which is incorporated herein by reference to Exhibit 2(d) to the January 1996 Form 8-K).
10.43         Purchase Agreement dated as of February 6, 1995 among Alan Gerry, Cablevision Industries of        *
              Delaware,  Inc.,  ARA  Cablevision   Inc.,  Cablevision  Industries  Limited   Partnership,
              Cablevision  Industries of Tennessee  L.P., Cablevision Industries  of Saratoga Associates,
              Cablevision  of  Fairhaven/Acushnet,  Cablevision  Industries  of  Middle  Florida,   Inc.,
              Cablevision  Industries of  Florida, Inc. and  Registrant (which is  incorporated herein by reference to Exhibit 2(d) to the February 1995 Form 8-K).

                                                                                                            SEQUENTIAL
  EXHIBIT                                                                                                      PAGE
  NUMBER                                              DESCRIPTION                                             NUMBER
-----------   -------------------------------------------------------------------------------------------   ----------
10.44         Supplemental Agreement  dated as  of February  6,  1995 including  Annex A  thereto,  among        *
              Cablevision   Industries  Corporation,  Cablevision  Industries   of  Delaware,  Inc.,  ARA
              Cablevision Inc.,  Cablevision Industries  Limited Partnership,  Cablevision Industries  of
              Tennessee   L.P.,   Cablevision   Industries  of   Saratoga   Associates,   Cablevision  of
              Fairhaven/Acushnet, Cablevision Industries of Middle Florida, Inc., Cablevision  Industries
              of  Florida, Inc., Alan Gerry,  Registrant and TW CVI  Acquisition Sub. ('TWCVI') (which is incorporated herein by reference to Exhibit 2(e) to the February 1995 Form 8-K).
10.45         Amendment Agreement dated as of December 8, 1995 to the Supplemental Agreement dated as  of        *
              February  6, 1995, including Annex A thereto,  among CVI, the corporations and partnerships listed on the signature pages thereof as  the Gerry Companies and the Direct Holders,  Alan
              Gerry,  the Registrant and TWCVI (which is incorporated herein by reference to Exhibit 2(f)
              to the January 1996 Form 8-K).
21            Subsidiaries of the Registrant.
23.1          Consent of Ernst & Young LLP, Independent Auditors.
23.2          Consent of Price Waterhouse LLP, Independent Accountants.
24            Powers of Attorney, dated as of March 21, 1996.
27            Financial Data Schedule.
99.1          The 1994 financial statements  of the Time  Warner Service Partnerships  and the report  of        *
              independent  auditors thereon (which is incorporated herein by reference to TWE's 1994 Form
              10-K).
99.2          The unaudited  financial  statements  of  the Time  Warner  Service  Partnerships  for  the        *
              quarterly period ended September 30, 1995 (which is incorporated herein by reference to the
              Current  Report on  Form 8-K  of TWE  dated November  28, 1995  ('TWE's November  1995 Form
              8-K')).
99.3          The 1994 financial statements  and financial statement  schedule of Paragon  Communications        *
              and  the  report  of  independent  accountants thereon  (which  is  incorporated  herein by reference to TWE's 1994 10-K).
99.4          The unaudited financial statements of Paragon Communications for the quarterly period ended        *
              June 30, 1995 (which is incorporated herein by reference to TWE's November 1995 Form 8-K).
99.5          Complaint in U S WEST,  Inc. et al. v.  Time Warner Inc., et  al. (Civil Action No.  14555)        *
              filed  by U S WEST, Inc. in  the Court of Chancery of the  State of Delaware in and for New
              Castle County (which is incorporated herein by reference to Exhibit 99(c) to the  September
              1995 Form 8-K).
99.6          Amended  and Supplemental Complaint in U  S WEST, Inc., et al.  v. Time Warner Inc., et al.
              (Civil Action No. 14555) filed by U S WEST,  Inc. in the Court of Chancery of the State  of
              Delaware in and for New Castle County.
99.7          Annual  Report on Form 11-K of  the Time Warner Employees' Savings  Plan for the year ended
              December 30, 1995 (to be filed by amendment).
99.8          Annual Report on Form 11-K of the Time  Warner Thrift Plan for the year ended December  31,
              1995 (to be filed by amendment).
99.9          Annual  Report on Form 11-K of the Cable Employees Savings Plan for the year ended December
              31, 1995 (to be filed by amendment).
99.10         Annual Report on Form 11-K of the  Paragon Communications Employees Stock Savings Plan  for
              the year ended December 31, 1995 (to be filed by amendment).

------------

*  Incorporated by reference.

The Registrant hereby agrees to furnish to the Securities and Exchange Commission at its request copies of long-term debt instruments defining the rights of holders of the Registrant's outstanding long-term debt that are not required to be filed herewith.