Form 10-Q
period 1996-03-31
TIME WARNER INC
filed 1996-05-15
CIK 736157

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

                                   FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934 for the quarterly period ended March 31, 1996 , or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934 for the transition period from ________ to _______

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No_

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


     Common Stock - $1 par value                          391,596,162
        Description of Class                           Shares Outstanding
                                                       as of April 30, 1996

                            TIME WARNER INC. AND
                    TIME WARNER ENTERTAINMENT COMPANY, L.P.




                            INDEX TO FORM 10-Q


                                                                                                       Page
                                                                                                  --------------
                                                                                                   Time
                                                                                                  Warner     TWE
                                                                                                  ------     ---
PART I.  FINANCIAL INFORMATION
  Management's discussion and analysis of results of operations and financial condition............  1        31
  Consolidated balance sheets at March 31, 1996 and December 31, 1995.............................. 15        37
  Consolidated statements of operations for the three months ended March 31, 1996 and 1995......... 16        38
  Consolidated statements of cash flows for the three months ended March 31, 1996 and 1995......... 17        39
  Notes to consolidated financial statements....................................................... 18        40

PART II.  OTHER INFORMATION........................................................................ 46

                         PART I.  FINANCIAL INFORMATION

                                  TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         Time  Warner has  interests  in three  fundamental  areas of  business:
Entertainment, consisting principally of interests in recorded music and music publishing, filmed entertainment, broadcasting, theme parks and cable television programming; News and Information, consisting principally of interests in magazine publishing, book publishing and direct marketing; and Telecommunications, consisting principally of interests in cable television systems. Substantially all of Time Warner's interests in filmed entertainment, broadcasting, theme parks, cable television programming and a majority of its cable television systems are held through the Entertainment Group, consisting principally of TWE, which is not consolidated for financial reporting purposes. TWE manages the telecommunications properties owned by Time Warner and the combined cable television operations are conducted under the name of Time Warner Cable. Capitalized terms are as defined and described in the accompanying consolidated financial statements, or elsewhere herein.

Significant Transactions

         In 1996, Time Warner and the Entertainment Group have announced or completed a number of transactions that had or are expected to have a significant effect on their results of operations and financial condition. Such transactions include:

             The acquisition by Time Warner of Cablevision Industries Corporation ("CVI") and related companies on January 4, 1996, which strengthened Time Warner Cable's geographic clusters of cable television systems and substantially increased the number of cable subscribers managed by Time Warner Cable. Time Warner Cable now serves over 11.7 million subscribers in neighborhoods passing nearly 20% of the television homes in the U.S. In connection with the acquisition, Time Warner issued 2.9 million shares of common stock and 6.5 million shares of new convertible preferred stock, and assumed or incurred approximately $2 billion of indebtedness.

             The issuance in April 1996 of 1.6 million shares of a new series of exchangeable preferred stock ("Series K Preferred Stock"), which pays cumulative dividends at the rate of 10 1/4% per annum. The approximate $1.55 billion of net proceeds raised from this transaction have been or will be used to reduce debt and, together with other actions since the initiation of a $2-$3 billion debt reduction program in February 1995, Time Warner and the Entertainment Group have raised approximately $3.2 billion for debt reduction.

             The announcement in April 1996 of Time Warner's program to repurchase, from time to time, up to 15 million shares of its common stock. The common stock repurchase program will be supported by a new five-year, $750 million revolving credit facility which is expected to be repaid principally from the cash proceeds to be received by Time Warner from the future exercise of employee stock options.

             The redemption in February 1996 of approximately $1.2 billion of convertible debt using proceeds from 1995 and 1996 financings, the effect of which was to lower interest rates, stagger debt maturities and

                                   TIME WARNER INC.
                        MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION-(Continued)

             eliminate the potential dilution from the conversion of such security into 25.7 million shares of common stock.

         The nature of these transactions and their impact on the results of operations and financial condition of Time Warner and the Entertainment Group are further discussed below.

TBS Transaction

         With the announcement in September 1995 of Time Warner's plan to merge with Turner Broadcasting System, Inc. ("TBS"), Time Warner has taken a strategic step that would further enhance Time Warner's interests in entertainment and news and information assets while improving the balance between such interests and its interests in the telecommunications business. The addition of TBS's news and entertainment programming networks, film and cartoon libraries, film production companies and sports franchises is expected to complement virtually all of Time Warner's business interests and expand the emphasis on growth through Time Warner's interests in its entertainment and news and information businesses.

         As more fully described in Time Warner's audited consolidated financial statements for the year ended December 31, 1995, the merger agreement between Time Warner and TBS provides for the merger of each of Time Warner and TBS with separate subsidiaries of a holding company ("New Time Warner" and collectively, the "TBS Transaction") that will combine, for financial reporting purposes, the consolidated net assets and operating results of Time Warner and TBS. Based on TBS's financial position and results of operations as of and for the three months ended March 31, 1996, and giving pro forma effect to the TBS Transaction as if it had occurred on March 31, 1996 for balance sheet purposes and at the beginning of the year for statement of operations purposes, the incremental effect on Time Warner reflected in the combined pro forma financial statements of New Time Warner would have been (i) an increase in shareholder's equity of approximately $7.3 billion, principally due to the issuance by New Time Warner of approximately 177.8 million shares of common stock, (ii) an increase in long-term debt of approximately $2.5 billion due to the assumption of TBS's debt, (iii) an increase in goodwill of approximately $7.9 billion as a result of a preliminary allocation of the excess cost over the net book value of assets acquired, (iv) an increase in revenues of $775 million, (v) an increase in EBITDA (as defined below) of $63 million, (vi) an increase in depreciation and amortization of $92 million, including approximately $50 million of noncash amortization of goodwill, (vii) a decrease in operating income of $29 million,
(viii) an increase in net loss of $58 million and (ix) a reduction in net loss per common share of $.01 per common share resulting from the dilutive effect of issuing 177.8 million shares of common stock.

         The TBS Transaction is subject to customary closing conditions, including the approval of the shareholders of TBS and of Time Warner, all necessary approvals of the Federal Communications Commission (the "FCC") and appropriate antitrust approvals. There can be no assurance that all these approvals can be obtained or, in the case of governmental approvals, if obtained, will not be conditioned upon changes to the terms of the merger agreement or related agreements. In addition, certain litigation is pending relating to the TBS Transaction, including a lawsuit by U S WEST to enjoin the consummation of the TBS Transaction. For further information, see "Legal Proceedings" included elsewhere herein.

                                  TIME WARNER INC.
                        MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION-(Continued)

Use of EBITDA

         The following comparative discussion of the results of operations and financial condition of Time Warner and the Entertainment Group includes, among other factors, an analysis of changes in the operating income of the business segments before depreciation and amortization ("EBITDA") in order to eliminate the effect on the operating performance of the music, filmed entertainment and cable businesses of significant amounts of amortization of intangible assets recognized in the $14 billion acquisition of WCI in 1989, the $1.3 billion acquisition of the ATC minority interest in 1992, the $2.3 billion acquisitions of Summit, KBLCOM and CVI and related companies in 1995 and early 1996 and other business combinations accounted for by the purchase method, including the proposed TBS Transaction with respect to certain discussions on a pro forma basis. Financial analysts generally consider EBITDA to be an important measure of comparative operating performance for the businesses of Time Warner and the Entertainment Group, and when used in comparison to debt levels or the coverage of interest expense, as a measure of liquidity. However, EBITDA should be considered in addition to, not as a substitute for, operating income, net income, cash flow and other measures of financial performance and liquidity reported in accordance with generally accepted accounting principles.

RESULTS OF OPERATIONS

         Time Warner had revenues of $2.068 billion, a loss of $93 million ($.32 per common share) before an extraordinary loss on the retirement of debt and a net loss of $119 million ($.39 per common share) for the three months ended March 31, 1996, compared to revenues of $1.817 billion and a net loss of $47 million ($.13 per common share) for the three months ended March 31, 1995. Time Warner's equity in the pretax income of the Entertainment Group was $116 million for the three months ended March 31, 1996, compared to $22 million for the three months ended March 31, 1995.

         On a pro forma basis, giving effect to (i) the 1995 and early 1996 acquisitions by Time Warner of Summit, KBLCOM and CVI and related companies, and the 1995 formation by TWE of the TWE-Advance/Newhouse Partnership, (ii) the 1995 exchange of ITOCHU Corporation's and Toshiba Corporation's interests in TWE for equity interests in Time Warner, (iii) the 1995 and early 1996 refinancing of approximately $4 billion of public debt by Time Warner and the 1995 execution of a new $8.3 billion credit agreement, under which approximately $2.7 billion of debt assumed in the cable acquisitions was refinanced by subsidiaries of Time Warner and $2.6 billion of pre-existing bank debt was refinanced by TWE, (iv) the 1995 sale of 51% of TWE's interest in Six Flags and (v) the sale or expected sale or transfer of certain unclustered cable television systems owned by TWE, as if each of such transactions had occurred at the beginning of 1995, Time Warner would have reported for the three months ended March 31, 1995, revenues of $2.025 billion, depreciation and amortization of $230 million, operating income of $119 million, equity in the pretax income of the Entertainment Group of $55 million and a net loss of $61 million ($.25 per common share).

         As discussed more fully below, the increase in Time Warner's loss before the extraordinary item for the three months ended March 31, 1996 as compared to pro forma results for the three months ended March 31, 1995 was principally due to an overall decrease in operating income primarily related to industry-wide softness in the domestic recorded music business associated with the overexpanded U.S. retail marketplace and a decrease in

                                  TIME WARNER INC.
                        MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION-(Continued)

investment-related income related to gains on the sale of certain assets recognized in 1995, offset in part by increased income from its equity in the pretax income of the Entertainment Group. The comparison to historical results for the three months ended March 31, 1995 is further affected by a $26 million extraordinary loss in 1996 on the retirement of debt ($.07 per common share) and higher interest expense in 1996 on approximately $3.3 billion of debt assumed or incurred in the cable acquisitions. The increase in Time Warner's net loss per common share for the three months ended March 31, 1996 over 1995 on an historical basis also related to an increase in preferred dividend requirements as a result of the preferred stock issued in 1995 and early 1996 in connection with the cable acquisitions and the ITOCHU/Toshiba Transaction.

         The Entertainment Group had revenues of $2.487 billion and net income of $98 million for the three months ended March 31, 1996, compared to revenues of $2.073 billion and net income of $11 million for the three months ended March 31, 1995. On a pro forma basis, giving effect to (i) the 1995 formation of the TWE-Advance/Newhouse Partnership, (ii) the 1995 refinancing of approximately $2.6 billion of pre-existing bank debt, (iii) the 1995 consolidation of Paragon, (iv) the 1995 sale of 51% of TWE's interest in Six Flags and (v) the sale or expected sale or transfer of certain unclustered cable television systems owned by TWE, as if each of such transactions had occurred at the beginning of 1995, the Entertainment Group would have reported for the three months ended March 31, 1995, revenues of $2.261 billion, depreciation and amortization of $270 million, operating income of $229 million and net income of $40 million. As discussed more fully below, the Entertainment Group's operating results for the three months ended March 31, 1996 as compared to pro forma results for the three months ended March 31, 1995 reflect an overall increase in operating income generated by its business segments and an increase in investment-related income resulting from gains on the sale of certain unclustered cable systems. The comparison to historical results for the three months ended March 31, 1995 is further affected by the contribution to 1996 operating income by the TWE-Advance/Newhouse Partnership and interest savings in 1996 on lower average debt levels related to management's debt reduction program, offset in part by minority interest expense related to the consolidation of the operating results of the TWE-Advance/Newhouse Partnership effective as of April 1, 1995.

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

                                  TIME WARNER INC.
                        MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION-(Continued)

         EBITDA and operating income for Time Warner and the Entertainment Group for the three months ended March 31, 1996 and 1995 are as follows:

                                                                                   Three Months Ended March 31,
                                                                               -----------------------------------
                                                                                      EBITDA      Operating Income
                                                                               ----------------   ----------------
                                                                                 1996      1995     1996      1995
                                                                                 ----      ----     ----      ----
                                                                                              (millions)
Time Warner:
Publishing....................................................................  $  80     $  77    $  56    $  55
Music.........................................................................    146       173       55       83
Cable.........................................................................    112         -       (1)       -
                                                                                -----     -----    -----    -----
Total.........................................................................   $338      $250     $110     $138
                                                                                -----     -----    -----    -----
                                                                                -----     -----    -----    -----
Entertainment Group:
Filmed Entertainment..........................................................   $136      $123     $ 73    $  67
Six Flags Theme Parks.........................................................      -         2        -       (2)
Broadcasting - The WB Network.................................................    (24)      (21)     (24)     (21)
Programming - HBO.............................................................     81        71       76       67
Cable.........................................................................    368       256      146       90
                                                                                -----     -----    -----    -----
Total.........................................................................   $561      $431     $271     $201
                                                                                -----     -----    -----    -----
                                                                                -----     -----    -----    -----

Time Warner

         Publishing. Revenues increased to $879 million, compared to $831 million in the first quarter of 1995. EBITDA increased to $80 million from $77 million. Depreciation and amortization amounted to $24 million in 1996 and $22 million in 1995. Operating income increased to $56 million from $55 million. Revenues benefited from increases in magazine advertising and book revenues, while magazine circulation revenues were flat. Contributing to the revenue gain were increases achieved by People, Entertainment Weekly, Southern Living and the direct marketing book businesses. EBITDA and operating income increased as a result of the revenue gains, offset in part by substantially higher paper costs as a result of price increases and development spending in new direct-marketing businesses.

         Music. Revenues decreased to $983 million, compared to $991 million in the first quarter of 1995. EBITDA decreased to $146 million from $173 million. Depreciation and amortization, including amortization related to the purchase of WCI, amounted to $91 million in 1996 and $90 million in 1995. Operating income decreased to $55 million from $83 million. Despite maintaining its leading domestic market position (over 21%), the Music Division's domestic recorded music operating results in 1996 were negatively affected by the industry-wide softness in the overexpanded U.S. retail marketplace, which has and is expected to continue to result in a number of music retail store closings and higher returns of music product. The modest decline in revenues reflects the effects from the current U.S. retail environment, including an increase in the Music Division's reserve for returns to provide for an anticipated higher level of returns, which was offset in part by slightly higher international recorded music sales and an increase in music publishing revenues. EBITDA and operating income decreased principally as a result of the decline in the domestic recorded music business and lower results from direct marketing activities.

         Cable. The 1996 Cable operating results reflect the acquisitions of Summit effective as of May 2, 1995, KBLCOM effective as of July 6, 1995 and CVI and related companies effective as of January 4, 1996 and are not comparative to the corresponding period in the prior year. Cable operating results for the first quarter of 1996

                                  TIME WARNER INC.
                        MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION-(Continued)

consisted of revenues of $217 million, EBITDA of $112 million, depreciation and amortization of $113 million and an operating loss of $1 million.

         Interest and Other, Net. Interest and other, net, increased to $296 million in the first quarter of 1996, compared to $155 million in the first quarter of 1995. Interest expense increased to $247 million, compared to $210 million. The increase in interest expense was principally due to the assumption or incurrence of approximately $3.3 billion of debt in the cable acquisitions, offset in part by the favorable effect from Time Warner's redemption of the 8.75% Convertible Debentures. There was other expense, net, of $49 million in the first quarter of 1996, compared to other income, net, of $55 million in 1995, principally because of a decrease in investment-related income resulting from gains on certain asset sales recognized in 1995 in connection with management's debt reduction program.

Entertainment Group

         Filmed Entertainment. Revenues increased to $1.218 billion, compared to $1.184 billion in the first quarter of 1995. EBITDA increased to $136 million from $123 million. Depreciation and amortization, including amortization related to the purchase of WCI, amounted to $63 million in 1996 and $56 million in 1995. Operating income increased to $73 million from $67 million. Revenues benefited from increases in worldwide home video and consumer products operations. Worldwide theatrical revenues decreased due to a light release schedule and difficult comparisons to successful films in the first quarter of 1995. EBITDA and operating income benefited from the revenue gains.

         Six Flags Theme Parks. As a result of TWE's sale of 51% of its interest in Six Flags, the operating results of Six Flags have been deconsolidated effective as of June 23, 1995 and TWE's remaining 49% interest in Six Flags is accounted for under the equity method of accounting.

         Broadcasting - The WB Network. The WB Network recorded an operating loss of $24 million on $15 million of revenues in the first quarter of 1996, compared to an operating loss of $21 million on $3 million of revenues in the first quarter of 1995. The increased revenues and operating losses are due to the expansion of programming in September 1995 to two nights of primetime scheduling, and the unveiling of Kids' WB!, the network's animated programming lineup on Saturday mornings and weekdays. Due to the start-up nature of this new national broadcast operation, losses are expected to continue.

         Programming - HBO. Revenues increased to $419 million, compared to $390 million in the first quarter of 1995. EBITDA increased to $81 million from $71 million. Depreciation and amortization amounted to $5 million in 1996 and $4 million in 1995. Operating income increased to $76 million from $67 million. Revenues benefited primarily from a significant increase in subscriptions. EBITDA and operating income improved principally as a result of the revenue gains.

         Cable. Revenues increased to $947 million, compared to $578 million in the first quarter of 1995. EBITDA increased to $368 million from $256 million. Depreciation and amortization, including amortization related to the purchase of WCI and the acquisition of the ATC minority interest, amounted to $222 million in 1996 and $166 million in 1995. Operating income increased to $146 million from $90 million. Revenues and operating results

                                  TIME WARNER INC.
                        MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION-(Continued)

benefited from the formation of the TWE-Advance/Newhouse partnership on April 1, 1995 and the consolidation of Paragon effective as of July 6, 1995. Excluding such effects, revenues benefited from an aggregate increase in basic cable and Primestar-related, direct broadcast satellite subscribers that approached 6%, increases in regulated cable rates as permitted under Time Warner Cable's "social contract" with the FCC and increases in pay-per-view and advertising revenues. Excluding the positive contributions from the TWE-Advance/Newhouse Partnership and the consolidation of Paragon, EBITDA and operating income increased as a result of the revenue gains, offset in part, with respect to operating income only, by higher depreciation and amortization relating to increased capital spending.

         Interest and Other, Net. Interest and other, net, decreased to $88 million in the first quarter of 1996, compared to $164 million in the first quarter of 1995. Interest expense decreased to $121 million, compared to $151 million in the first quarter of 1995, principally as a result of interest savings on lower average debt levels related to management's debt reduction program and lower short-term, floating-rates of interest paid on borrowings under TWE's former and existing bank credit agreements. There was other income, net, of $33 million in the first quarter of 1996, compared to other expense, net, of $13 million in 1995, principally due to an increase in investment-related income resulting from gains on the sale of certain unclustered cable systems recognized in 1996 in connection with management's debt reduction program.

FINANCIAL CONDITION AND LIQUIDITY
March 31, 1996

Time Warner

Financial Condition

         Time Warner had $11.5 billion of debt, $644 million of cash and equivalents (net debt of $10.9 billion), $949 million of mandatorily redeemable preferred securities of subsidiaries, and $4.3 billion of shareholders' equity at March 31, 1996, compared to $9.9 billion of debt, $1.2 billion of cash and equivalents (net debt of $8.7 billion), $949 million of mandatorily redeemable preferred securities of subsidiaries and $3.7 billion of shareholders' equity at December 31, 1995. The increase in debt principally reflects the assumption of approximately $2 billion of debt related to the CVI acquisition, offset in part by the use of $557 million of noncurrent cash and equivalents raised in the December 1995 issuance of the Preferred Trust Securities to redeem the 8.75% Convertible Debentures in early 1996. The increase in shareholders' equity reflects the issuance in 1996 of approximately 2.9 million shares of common stock and approximately 6.5 million shares of preferred stock in connection with the CVI acquisition. On a combined basis (Time Warner and the Entertainment Group together), there was $16.5 billion of net debt at March 31, 1996, compared to $14.7 billion of net debt at the beginning of the year.

Investment in TWE

         Time Warner's investment in TWE at March 31, 1996 consisted of interests in 74.49% of the pro rata priority capital ("Series A Capital") and residual equity capital ("Residual Capital") of TWE, and 100% of the senior priority capital ("Senior Capital") and junior priority capital ("Series B Capital") of TWE. Such priority capital interests provide Time Warner (and with respect to the Series A Capital only, U S WEST) with certain priority

                                  TIME WARNER INC.
                        MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION-(Continued)

claims to the net partnership income of TWE and distributions of TWE partnership capital, including certain priority distributions of partnership capital in the event of liquidation or dissolution of TWE. Each level of priority capital interest provides for an annual rate of return equal to or exceeding 8%, including an  above-market  13.25%  annual rate of return  (11.25% to the extent concurrently distributed) related to Time Warner's Series B Capital interest, which, when taken together with Time Warner's contributed capital, represented a cumulative priority Series B Capital interest of $4.7 billion at March 31, 1996. While the TWE partnership agreement contemplates the reinvestment of significant partnership cash flows in the form of capital expenditures and otherwise provides for certain other restrictions that are expected to limit cash distributions on partnership interests for the foreseeable future, Time Warner's $1.5 billion Senior Capital interest and, to the extent not previously distributed, partnership income allocated thereto (based on an 8% annual rate of return) is required to be distributed to Time Warner in three annual installments beginning on July 1, 1997.

Series K Exchangeable Preferred Stock

         In April 1996, Time Warner raised approximately $1.55 billion of net proceeds for debt reduction in a private placement of 1.6 million shares of Series K Preferred Stock, which pay cumulative dividends at the rate of 10 1/4% per annum. The issuance of the Series K Preferred Stock allowed the Company to realize cash proceeds through a security whose payment terms are principally linked (until a reorganization of TWE occurs, if any) to a portion of Time Warner's currently noncash-generating interest in the Series B Capital of TWE, as more fully described herein. Time Warner used a portion of the proceeds raised from the issuance of the Series K Preferred Stock to redeem $250 million principal amount of 8.75% Debentures due April 1, 2017 for approximately $265 million in May 1996 (including redemption premiums and accrued interest thereon), and to reduce bank debt of TWI Cable Inc. by $1 billion. In connection with the redemption of the 8.75% Debentures due April 1, 2017, Time Warner recognized an extraordinary loss of $9 million in May 1996.

         Generally, the terms of the Series K Preferred Stock only require Time Warner to pay cash dividends or to redeem, prior to its mandatory redemption date, any portion of the security for cash upon the receipt of certain cash distributions from TWE with respect to Time Warner's interests in the Series B Capital and Residual Capital of TWE (excluding stock option related distributions and certain tax related distributions). However, because such cash distributions are subject to restrictions under the TWE partnership agreement, Time Warner does not expect to pay cash dividends or to redeem any portion of the Series K Preferred Stock for cash in the foreseeable future. Instead, Time Warner expects to satisfy its dividend requirements through the issuance of additional shares of Series K Preferred Stock with an aggregate liquidation preference equal to the amount of such dividends. In addition, upon a reorganization of TWE, Time Warner must elect either to redeem each outstanding share of Series K Preferred Stock for cash, subject to certain conditions, or to exchange the Series K Preferred Stock for new Series L Preferred Stock, which also pays cumulative dividends at the rate of 10 1/4% per annum. The terms of the Series L Preferred Stock do not require Time Warner to pay cash dividends until July 2006 and provide Time Warner with an option to exchange the Series L Preferred Stock, subject to certain conditions, into 10 1/4% Senior Subordinated Debentures which do not require the payment of cash interest until July 2006. See Note 7 to the accompanying consolidated financial statements for a summary of the principal terms of the Series K Preferred Stock.

                                  TIME WARNER INC.
                        MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION-(Continued)

Common Stock Repurchase Program

         In April 1996, Time Warner's Board of Directors authorized a program to repurchase, from time to time, up to 15 million shares of Time Warner common stock. In connection therewith, Time Warner has entered into a letter of commitment with a bank relating to a five-year, $750 million revolving credit facility (the "Stock Option Proceeds Credit Facility") principally to support such stock repurchases. The common stock repurchased under the program is expected to be used to satisfy future share issuances related to the exercise of existing employee stock options. Actual repurchases in any period will be subject to market conditions. As of May 1, 1996, Time Warner has acquired approximately 2.3 million shares of its common stock for an aggregate cost of approximately $92 million. Such repurchases were funded with short-term borrowings that are expected to be refinanced with borrowings under the Stock Option Proceeds Credit Facility expected to be in effect by the end of May 1996.

         The Stock Option Proceeds Credit Facility will provide for borrowings of up to $750 million, of which up to $100 million will be reserved solely for the payment of interest and fees thereunder. Borrowings under the Stock Option Proceeds Credit Facility will generally bear interest at LIBOR plus a margin equal to 75 basis points and will generally be required to be prepaid from the cash proceeds received by Time Warner from the exercise of designated employee stock options. Such prepayments will permanently reduce the borrowing availability under the facility. At March 31, 1996, the aggregate exercise prices of outstanding vested, "in the money" stock options was approximately $1.95 billion, representing a 2.6 to 1 coverage ratio over the related borrowing availability. To the extent that such stock option proceeds are not sufficient to satisfy Time Warner's obligations under the Stock Option Proceeds Credit Facility, Time Warner will generally be required to repay such borrowings using proceeds from the sale of shares of its common stock to be placed in escrow under the Stock Option Proceeds Credit Facility or, at Time Warner's election, using available cash on hand. Time Warner will initially place an estimated 37.5 million shares in escrow under this arrangement and may, from time to time, have up to 52.5 million shares held in escrow. Such shares will not be considered to be issued and outstanding capital stock of the Company.

         Because borrowings under the Stock Option Proceeds Credit Facility are expected to be principally repaid by Time Warner from the cash proceeds from the exercise of employee stock options, Time Warner's principal credit rating agencies have concluded that such borrowings and related financing costs will be credit neutral and will be excludable from long-term debt and interest expense, respectively, for purposes of determining Time Warner's leverage and coverage ratios.

Debt Refinancings

         In 1996, as more fully described below, Time Warner continued to capitalize on favorable market conditions through certain debt refinancings, which lowered interest rates, staggered debt maturities and, with respect to the redemption of the 8.75% Convertible Debentures in February 1996, eliminated the potential dilution from the conversion of such security into 25.7 million shares of common stock.

         In January 1996, in connection with its acquisition of CVI and related companies, Time Warner assumed $500 million of public notes and debentures of CVI and a subsidiary of Time Warner borrowed $1.5 billion under

                                  TIME WARNER INC.
                        MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION-(Continued)

its  $8.3  billion  credit   agreement  to  refinance  a  like-amount  of  other
indebtedness assumed or incurred in such acquisition.

         In February 1996, Time Warner redeemed the remaining $1.2 billion principal amount of 8.75% Convertible Debentures for $1.28 billion, including redemption premiums and accrued interest thereon. The redemption was financed with (1) proceeds raised from a $575 million issuance of Company-obligated mandatorily redeemable preferred securities of a subsidiary in December 1995 and
(2) $750 million of proceeds raised from the issuance in January 1996, of (i) $400 million principal amount of 6.85% debentures due 2026, which are redeemable at the option of the holders thereof in 2003, (ii) $200 million principal amount of 8.3% discount debentures due 2036, which do not pay cash interest until 2016,
(iii) $166 million principal amount of 7.48% debentures due 2008 and (iv) $150 million principal amount of 8.05% debentures due 2016. In connection with the 1996 redemption of the 8.75% Convertible Debentures, Time Warner recognized an extraordinary loss of $26 million.

Cash Flows

         During the first three months of 1996, Time Warner's cash used by operations amounted to $59 million and reflected $338 million of EBITDA from its Publishing, Music and Cable businesses, $63 million of distributions from TWE, less $291 million of interest payments, $16 million of income taxes, $18 million of corporate expenses and $135 million related to an increase in other working capital requirements, balance sheet accounts and noncash items. Cash used by operations of $74 million for the first quarter of 1995 reflected $250 million of EBITDA from the Publishing and Music businesses, $1 million of net distributions from TWE, less $204 million of interest payments, $73 million of income taxes, $20 million of corporate expenses and $28 million related to an increase in other working capital requirements, balance sheet accounts and noncash items.

         Cash used by investing activities, excluding investment proceeds, increased to $345 million for the first quarter of 1996, compared to $181 million in 1995, principally as a result of the cash portion of the consideration paid to acquire CVI and related companies. Capital expenditures increased to $67 million in the first quarter of 1996, compared to $38 million in 1995, principally as a result of higher cable capital spending associated with Time Warner's cable acquisitions. Investment proceeds were $150 million for the first quarter of 1996, compared to $212 million for the first quarter of 1995.

         Cash used by financing activities was $287 million for the first quarter of 1996, compared to cash provided by financing activities of $70 million for the first quarter of 1995, principally as a result of the use of $557 million of noncurrent cash and equivalents raised in the December 1995 issuance of the Preferred Trust Securities to redeem the remaining portion of 8.75% Convertible Debentures in February 1996, offset in part by borrowings incurred to finance the cash portion of the consideration paid to acquire CVI and related companies. In addition, cash dividends paid increased to $67 million for the first quarter of 1996, compared to $36 million for the first quarter of 1995 principally as a result of dividends paid on the preferred stock issued subsequent to the first quarter of 1995.

         The assets and cash flows of TWE are restricted by the TWE partnership agreement and are unavailable to Time Warner except through the payment of certain fees, reimbursements, cash distributions and loans, which are subject to limitations. Under the New Credit Agreement, TWE and TWI Cable are permitted to incur additional

                                  TIME WARNER INC.
                        MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION-(Continued)

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

Entertainment Group

Financial Condition

         The Entertainment Group had $5.7 billion of debt, $1.5 billion of Time Warner General Partners' Senior Capital and $6.6 billion of partners' capital (net of the $98 million uncollected portion of the note receivable from U S
WEST) at March 31, 1996, compared to $6.2 billion of debt, $1.4 billion of Time Warner General Partners' Senior Capital and $6.6 billion of partners' capital (net of the $169 million uncollected portion of the note receivable from U S
WEST) at December 31, 1995. Cash and equivalents were $141 million at March 31, 1996, compared to $209 million at December 31, 1995, reducing the debt-net-of-cash amounts for the Entertainment Group to $5.6 billion and $6 billion, respectively.

Cash Flows

         In the first quarter of 1996, the Entertainment Group's cash provided by operations amounted to $557 million and reflected $561 million of EBITDA from the Filmed Entertainment, Broadcasting-The WB Network, Programming-HBO and Cable businesses and $174 million related to a reduction in working capital requirements, other balance sheet accounts and noncash items, less $149 million of interest payments, $12 million of income taxes and $17 million of corporate expenses. Cash provided by operations of $317 million in the first quarter of 1995 reflected $431 million of business segment EBITDA and $85 million related to a reduction in working capital requirements, less $169 million of interest payments, $15 million of income taxes and $15 million of corporate expenses.

         Cash used by investing activities decreased to $243 million in the first three months of 1996, compared to $322 million in the first three months of 1995, principally as a result of a $113 million increase in investment proceeds relating to certain sales of unclustered cable television systems in connection with management's debt reduction program. Capital expenditures increased to $331 million in the first three months of 1996, compared to $300 million in the first three months of 1995, principally as a result of higher cable capital spending as discussed more fully below.

         Cash provided by financing activities decreased to a use of cash of $382 million in the first three months of 1996, compared to $201 million of cash provided by financing activities in the first three months of 1995, principally as a result of a $435 million net reduction in debt in 1996 and a $62 million increase in distributions paid to Time Warner, offset in part by a $79 million decrease in collections on the note receivable from U S WEST.

                                  TIME WARNER INC.
                        MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION-(Continued)

         Management believes that TWE's operating cash flow, cash and equivalents, collections on the U S WEST Note and additional borrowing capacity are sufficient to fund its capital and liquidity needs for the foreseeable future.

Cable Capital Spending

         Since the beginning of 1994, Time Warner Cable has been engaged in a plan to upgrade the technological capability and reliability of its cable television systems and develop new services, which it believes will position the business for sustained, long-term growth. Capital spending by Time Warner Cable, including the cable operations of both Time Warner and TWE, amounted to $293 million in the three months ended March 31, 1996, compared to $222 million in the three months ended March 31, 1995, and was financed in part through collections on the note receivable from U S WEST of $71 million and $150 million, respectively. Cable capital spending is budgeted to be approximately $1.3 billion for the remainder of 1996 and is expected to be funded principally by cable operating cash flow and $98 million of collections on the remaining portion of the note receivable from U S WEST. In exchange for certain flexibility in establishing cable rate pricing structures for regulated services that went into effect on January 1, 1996 and consistent with Time Warner Cable's long-term strategic plan, Time Warner Cable has agreed with the FCC to invest a total of $4 billion in capital costs in connection with the upgrade of its cable infrastructure, which is expected to be substantially completed over the next five years. The agreement with the FCC covers all of the cable operations of Time Warner Cable, including the owned or managed cable television systems of Time Warner, TWE and the TWE-Advance/Newhouse Partnership. Management expects to continue to finance such level of investment principally through the growth in cable operating cash flow derived from increases in subscribers and cable rates, bank credit agreement borrowings and the development of new revenue streams from expanded programming options, high speed data transmission, telephony and other services.

Warner Bros. Backlog

         Warner Bros.' backlog, representing the amount of future revenue not yet recorded from cash contracts for the licensing of theatrical and television product for pay cable, network, basic cable and syndicated television exhibition, amounted to $1.017 billion at March 31, 1996, compared to $1.056 billion at December 31, 1995 (including amounts relating to HBO of $209 million at March 31, 1996 and $175 million at December 31, 1995). Such amounts exclude open orders for the domestic syndication of the hit television series Friends and ER, which are expected to result in signed contracts and generate significant revenue in the future. Because backlog generally relates to contracts for the licensing of theatrical and television product which have already been produced, the recognition of revenue is principally only dependent upon the commencement of the availability period for telecast under the terms of the related licensing agreement. In addition, cash licensing fees are collected periodically over the term of the related licensing agreements. Accordingly, the portion of backlog for which cash advances have not already been received has significant off-balance sheet asset value as a source of future funding. The backlog excludes advertising barter contracts, which are also expected to result in the future realization of cash through the sale of advertising spots received under such contracts.

                                  TIME WARNER INC.
                        MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION-(Continued)

Interest Rate and Foreign Currency Risk Management

Interest Rate Swap Contracts

         Time Warner uses interest rate swap contracts to adjust the proportion of total debt that is subject to variable and fixed interest rates. At March 31, 1996, Time Warner had interest rate swap contracts to pay floating-rates of interest (average six-month LIBOR rate of 5.7%) and receive fixed-rates of interest (average rate of 5.4%) on $2.6 billion notional amount of indebtedness, which resulted in approximately 51% of Time Warner's underlying debt, and 45% of the debt of Time Warner and the Entertainment Group combined, being subject to variable interest rates. The notional amount of outstanding contracts at March 31, 1996 by year of maturity, along with the related average fixed-rates of interest to be received and the average floating-rates of interest to be paid, are as follows: 1996-$300 million (receive-4.6%; pay-5.8%); 1998-$700 million (receive-5.5%; pay-5.7%); 1999-$1.2 billion (receive-5.5%; pay-5.6%); and
2000-$400 million (receive-5.5%; pay-5.6%). At December 31, 1995, Time Warner had interest rate swap contracts on a like-amount of $2.6 billion notional amount of indebtedness.

         Based on the level of interest rates prevailing at March 31, 1996, the fair value of Time Warner's fixed-rate debt exceeded its carrying value by $221 million and it would have cost $39 million to terminate the related interest rate swap contracts, which combined is the equivalent of an unrealized loss of $260 million. Based on the level of interest rates prevailing at December 31, 1995, the fair value of Time Warner's fixed-rate debt exceeded its carrying value by $407 million and it would have cost $9 million to terminate its interest rate swap contracts, which combined was the equivalent of an unrealized loss of $416 million. Unrealized gains or losses on debt or interest rate swap contracts are not recognized for financial reporting purposes unless the debt is retired or the contracts are terminated prior to their maturity.

         Changes in the unrealized gains or losses on interest rate swap contracts and debt do not result in the realization or expenditure of cash unless the contracts are terminated or the debt is retired. However, based on Time Warner's variable-rate debt and related interest rate swap contracts outstanding at March 31, 1996, each 25 basis point increase or decrease in the level of interest rates would respectively increase or decrease Time Warner's annual interest expense and related cash payments by approximately $16 million, including $7 million related to interest rate swap contracts. Such potential increases or decreases are based on certain simplifying assumptions, including a constant level of variable-rate debt and related interest rate swap contracts during the period and, for all maturities, an immediate, across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period.

Foreign Exchange Contracts

         Time Warner uses foreign exchange contracts primarily to hedge the risk that unremitted or future royalties and license fees owed to Time Warner or TWE domestic companies for the sale or anticipated sale of U.S. copyrighted products abroad may be adversely affected by changes in foreign currency exchange rates. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, Time Warner hedges a portion of its and TWE's combined foreign currency exposures anticipated over the ensuing twelve month period. At March 31, 1996, Time Warner has effectively hedged approximately half of the combined estimated

                                  TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION-(Continued)

foreign currency exposures that principally relate to anticipated cash flows to be remitted to the U.S. over the ensuing twelve month period, using foreign exchange contracts that generally have maturities of three months or less, which are generally rolled over to provide continuing coverage throughout the year. Time Warner often closes foreign exchange sale contracts by purchasing an offsetting purchase contract. At March 31, 1996, Time Warner had contracts for the sale of $551 million and the purchase of $216 million of foreign currencies at fixed rates, primarily English pounds (30% of net contract value), German marks (23%), Canadian dollars (18%), French francs (12%) and Japanese yen (11%), compared to contracts for the sale of $504 million and the purchase of $140 million of foreign currencies at December 31, 1995.

         Unrealized gains or losses related to foreign exchange contracts are recorded in income as the market value of such contracts change; accordingly, the carrying value of foreign exchange contracts approximates market value. The carrying value of foreign exchange contracts was not material at March 31, 1996 and December 31, 1995. No cash is required to be received or paid with respect to such gains and losses until the related foreign exchange contracts are settled, generally at their respective maturity dates. For the three months ended March 31, 1996 and 1995, Time Warner recognized $6 million in gains and $18 million in losses, respectively, and TWE recognized $2 million in gains and $12 million in losses, respectively, on foreign exchange contracts, which were or are expected to be offset by corresponding decreases and increases, respectively, in the dollar value of foreign currency royalties and license fee payments that have been or are anticipated to be received in cash from the sale of U.S. copyrighted products abroad. Time Warner reimburses or is reimbursed by TWE for contract gains and losses related to TWE's foreign currency exposure. Foreign currency contracts are placed with a number of major financial institutions in order to minimize credit risk.

         Based on the foreign exchange contracts outstanding at March 31, 1996, each 5% devaluation of the U.S. dollar as compared to the level of foreign exchange rates for currencies under contract at March 31, 1996 would result in approximately $28 million of unrealized losses and $11 million of unrealized gains on foreign exchange contracts involving foreign currency sales and purchases, respectively. Conversely, a 5% appreciation of the U.S. dollar would result in $28 million of unrealized gains and $11 million of unrealized losses, respectively. At March 31, 1996, none of Time Warner's foreign exchange purchase contracts relates to TWE's foreign currency exposure. However, with regard to the $28 million of unrealized losses or gains on foreign exchange sale contracts, Time Warner would be reimbursed by TWE, or would reimburse TWE, respectively, for approximately $5 million related to TWE's foreign currency exposure. Consistent with the nature of the economic hedge provided by such foreign exchange contracts, such unrealized gains or losses would be offset by corresponding decreases or increases, respectively, in the dollar value of future foreign currency royalty and license fee payments that would be received in cash within the ensuing twelve month period from the sale of U.S. copyrighted products abroad.

                                  TIME WARNER INC.
                             CONSOLIDATED BALANCE SHEET
                                    (Unaudited)

                                                                                           March 31,   December 31,
                                                                                             1996          1995
                                                                                             ----          ----
                                                                                             (millions, except
                                                                                             per share amounts)
ASSETS
Current assets
Cash and equivalents.................................................................      $   644     $   628
Receivables, less allowances of $755 and $786........................................        1,442       1,755
Inventories..........................................................................          446         443
Prepaid expenses.....................................................................          943         894
                                                                                           -------     -------

Total current assets.................................................................        3,475       3,720

Cash and equivalents segregated for redemption of long-term debt.....................            -         557
Investments in and amounts due to and from Entertainment Group.......................        5,931       5,734
Other investments....................................................................        2,485       2,389
Property, plant and equipment, net...................................................        1,453       1,119
Music catalogues, contracts and copyrights...........................................        1,121       1,140
Cable television franchises..........................................................        4,033       1,696
Goodwill.............................................................................        5,857       5,213
Other assets.........................................................................          477         564
                                                                                           -------     -------
Total assets.........................................................................      $24,832     $22,132
                                                                                           -------     -------
                                                                                           -------     -------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts and royalties payable.......................................................      $ 1,392     $ 1,427
Debt due within one year.............................................................           50          34
Other current liabilities............................................................        1,320       1,566
                                                                                           -------     -------
Total current liabilities............................................................        2,762       3,027

Long-term debt.......................................................................       11,457       9,907
Deferred income taxes................................................................        4,065       3,420
Unearned portion of paid subscriptions...............................................          716         654
Other liabilities....................................................................          556         508
Company-obligated mandatorily redeemable preferred securities of subsidiaries
   holding solely subordinated notes and debentures of the Company (a)...............          949         949

Shareholders' equity
Preferred stock, $1 par value, 36.2 million and 29.7 million shares outstanding,
   $3.643 billion and $2.994 billion liquidation preference..........................           36          30
Common stock, $1 par value, 392.9 million and 387.7 million shares
   outstanding (excluding 45.3 million and 45.7 million treasury shares).............          393         388
Paid-in capital......................................................................        6,199       5,422
Unrealized gains on certain marketable securities....................................          175         116
Accumulated deficit..................................................................       (2,476)     (2,289)
                                                                                           -------     -------
Total shareholders' equity...........................................................        4,327       3,667
                                                                                           -------     -------
Total liabilities and shareholders' equity...........................................      $24,832     $22,132
                                                                                           -------     -------
                                                                                           -------     -------

- ---------------
(a) Includes $374 million of preferred securities that are redeemable for cash, or at Time Warner's option, approximately 12.1 million shares of Hasbro, Inc. common stock owned by Time Warner (Note 6).


See accompanying notes.

                                  TIME WARNER INC.
                        CONSOLIDATED STATEMENT OF OPERATIONS
                                     (Unaudited)

                                                                                                   Three Months
                                                                                                  Ended March 31,
                                                                                               -------------------
                                                                                                1996         1995
                                                                                                ----         ----
                                                                                               (millions, except per
                                                                                                  share amounts)
Revenues (a)................................................................................   $2,068      $1,817
                                                                                               ------      ------
Cost of revenues (a)(b).....................................................................    1,277       1,103
Selling, general and administrative (a)(b)..................................................      681         576
                                                                                               ------      ------
Operating expenses..........................................................................    1,958       1,679
                                                                                               ------      ------
Business segment operating income...........................................................      110         138
Equity in pretax income of Entertainment Group (a)..........................................      116          22
Interest and other, net (a).................................................................     (296)       (155)
Corporate expenses (a)......................................................................      (18)        (20)
                                                                                               ------      ------
Loss before income taxes....................................................................      (88)        (15)
Income tax provision........................................................................       (5)        (32)
                                                                                               ------      ------

Loss before extraordinary item..............................................................      (93)        (47)
Extraordinary loss on retirement of debt, net of $17 million income tax benefit.............      (26)          -
                                                                                               ------      ------
Net loss....................................................................................     (119)        (47)

Preferred dividend requirements.............................................................      (34)         (3)
                                                                                               ------      ------
Net loss applicable to common shares........................................................   $ (153)     $  (50)
                                                                                               ------      ------
                                                                                               ------      ------
Loss per common share:
Loss before extraordinary item..............................................................   $(0.32)     $(0.13)
                                                                                               ------      ------
                                                                                               ------      ------
Net loss....................................................................................   $(0.39)     $(0.13)
                                                                                               ------      ------
                                                                                               ------      ------
Average common shares.......................................................................    391.7       379.5
                                                                                               ------      ------
                                                                                               ------      ------

- ------------------
(a) Includes the following income  (expenses)  resulting from  transactions with the  Entertainment  Group and other related companies for the three months ended
March 31, 1996 and 1995,  respectively:  revenues-$41  million  and $45 million;
cost  of  revenues-$(26)  million   and  $(24)  million;  selling,  general  and
administrative-$13  million  in 1995;  equity in pretax income of  Entertainment
Group-$(8)  million and $(34) million; interest and other, net-$(9)  million and
$6 million; and corporate expenses- $17 million and $15 million.

(b) Includes depreciation and amortization expense of:......................................   $  228      $  112

See accompanying notes.

                                   TIME WARNER INC.
                          CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (Unaudited)



<CAPTION
                                                                                                  Three Months
                                                                                                 Ended March 31,
                                                                                               -----------------
                                                                                                1996        1995
                                                                                                ----        ----
                                                                                                   (millions)
OPERATIONS
Net loss.................................................................................      $ (119)      $ (47)
Adjustments for noncash and nonoperating items:
Extraordinary loss on retirement of debt.................................................          26           -
Depreciation and amortization............................................................         228         112
Noncash interest expense.................................................................          22          57
Excess of equity in pretax income of Entertainment Group over distributions..............         (53)        (21)
Changes in operating assets and liabilities..............................................        (163)       (175)
                                                                                                -----       -----
Cash used by operations..................................................................         (59)        (74)
                                                                                                -----       -----
INVESTING ACTIVITIES
Investments and acquisitions.............................................................        (278)       (143)
Capital expenditures.....................................................................         (67)        (38)
Investment proceeds......................................................................         150         212
                                                                                                -----       -----
Cash provided (used) by investing activities.............................................        (195)         31
                                                                                                -----       -----
FINANCING ACTIVITIES
Borrowings...............................................................................       2,293         130
Debt repayments..........................................................................      (2,513)        (36)
Dividends paid...........................................................................         (67)        (36)
Other....................................................................................           -          12
                                                                                                -----       -----
Cash provided (used) by financing activities.............................................        (287)         70
                                                                                                -----       -----
INCREASE (DECREASE) IN CASH AND EQUIVALENTS..............................................        (541)         27

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD (a)..........................................       1,185         282
                                                                                                -----       -----
CASH AND EQUIVALENTS AT END OF PERIOD....................................................      $  644       $ 309
                                                                                                -----       -----
                                                                                                -----       -----

- ---------------
(a)  Includes current and noncurrent cash and equivalents at December 31, 1995.

See accompanying notes.

                                   TIME WARNER INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)

1.       DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

         Time Warner Inc. ("Time Warner" or the "Company") is the world's leading media company, whose principal business objective is to create and distribute branded information and entertainment copyrights throughout the world. Time Warner has interests in three fundamental areas of business:
Entertainment, consisting principally of interests in recorded music and music publishing, filmed entertainment, broadcasting, theme parks and cable television programming; News and Information, consisting principally of interests in magazine publishing, book publishing and direct marketing; and Telecommunications, consisting principally of interests in cable television systems. Substantially all of Time Warner's interests in filmed entertainment, broadcasting, theme parks, cable television programming and a majority of its cable television systems are held through Time Warner Entertainment Company, L.P. ("TWE"), a partnership in which Time Warner owns general and limited partnership interests in 74.49% of the pro rata priority capital ("Series A Capital") and residual equity capital ("Residual Capital") of TWE and 100% of the senior priority capital ("Senior Capital") and junior priority capital ("Series B Capital") of TWE. The remaining 25.51% limited partnership interests in the Series A Capital and Residual Capital of TWE are held by a subsidary of U S WEST, Inc. ("U S WEST"). Time Warner does not consolidate TWE and certain related companies (the "Entertainment Group") for financial reporting purposes because of certain limited partnership approval rights related to TWE's interest in certain cable television systems.

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

         The operating results of Time Warner's various business interests are presented herein as an indication of financial performance (Note 9). Except for start-up losses incurred in connection with The WB Network, Time Warner's principal business interests generate significant operating income and cash flow from operations. The cash flow from operations generated by such business interests is significantly greater than their operating income due to significant amounts of noncash amortization of intangible assets recognized in various acquisitions accounted for by the purchase method of accounting. Noncash amortization of intangible assets recorded by Time Warner's business

                                  TIME WARNER INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                                   (Unaudited)

interests, including the unconsolidated business interests of the Entertainment Group, amounted to $267 million and $189 million in the three months ended March 31, 1996 and 1995, respectively.

Basis of Presentation

         The accompanying financial statements are unaudited but in the opinion of management contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the financial position and the results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles applicable to interim periods. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of Time Warner for the year ended December 31, 1995.

         The consolidated financial statements of Time Warner reflect the acquisitions of Summit Communications Group, Inc. ("Summit") effective as of May 2, 1995, KBLCOM Incorporated ("KBLCOM") effective as of July 6, 1995 and Cablevision Industries Corporation ("CVI") and related companies effective as of January 4, 1996. Certain reclassifications have been made to the 1995 financial statements to conform to the 1996 presentation.

         Effective January 1, 1996, Time Warner adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("FAS 121") which established standards for the recognition and measurement of impairment losses on long-lived assets and certain intangible assets. The adoption of FAS 121 did not have a material effect on Time Warner's financial statements.

2.       ENTERTAINMENT GROUP

         Time   Warner's   investment  in  and  amounts  due  to  and  from  the
Entertainment Group at March 31, 1996 and December 31, 1995 consists of the following:

                                                                                           March 31,    December 31,
                                                                                           --------     ------------
                                                                                             1996           1995
                                                                                             ----           ----
                                                                                                   (millions)
Investment in TWE....................................................................       $6,166         $6,179
Stock option related distributions due from TWE......................................          180            122
Credit agreement debt due to TWE.....................................................         (400)          (400)
Other liabilities due to TWE, principally related to home video distribution.........         (265)          (354)
Other receivables due from TWE.......................................................          134             76
                                                                                             -----         ------
Investment in and amounts due to and from TWE........................................        5,815          5,623
Investment in other Entertainment Group companies....................................          116            111
                                                                                             -----         ------
Total................................................................................       $5,931         $5,734
                                                                                             -----         ------
                                                                                             -----         ------

         TWE is a Delaware limited partnership that was capitalized on June 30, 1992 to own and operate substantially all of the Filmed Entertainment, Programming-HBO and Cable businesses previously owned by

                                  TIME WARNER INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                                   (Unaudited)

subsidiaries of Time Warner. Certain Time Warner subsidiaries are the general partners of TWE ("Time Warner General Partners"). Time Warner acquired the aggregate 11.22% limited partnership interests previously held by subsidiaries of each of ITOCHU Corporation and Toshiba Corporation in 1995 for an aggregate cost of $1.36 billion, consisting of 15 million shares of convertible preferred stock (Series G Preferred Stock, Series H Preferred Stock and Series I Preferred Stock) and $10 million in cash (the "ITOCHU/Toshiba Transaction"). Accordingly, Time Warner and certain of its wholly-owned subsidiaries collectively own 74.49% of the Series A Capital and Residual Capital of TWE, and 100% of the Senior Capital and Series B Capital of TWE. The remaining 25.51% limited partnership interest in the Series A Capital and Residual Capital of TWE are owned by U S WEST. The ITOCHU/Toshiba Transaction was accounted for by the purchase method of accounting for business combinations.

         The TWE partnership agreement provides for special allocations of income, loss and distributions of partnership capital, including priority distributions in the event of liquidation. TWE reported net income of $94 million and $4 million in the three months ended March 31, 1996 and 1995, respectively, no portion of which was allocated to the limited partners.

         Each Time Warner General Partner has guaranteed a pro rata portion of approximately $5.5 billion of TWE's debt and accrued interest at March 31, 1996, based on the relative fair value of the net assets each Time Warner General Partner contributed to TWE. Such indebtedness is recourse to each Time Warner General Partner only to the extent of its guarantee.

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

TIME WARNER ENTERTAINMENT GROUP

<CAPTION
                                                                                                  Three Months
                                                                                                 Ended March 31,
                                                                                                ----------------
                                                                                                1996        1995
                                                                                                ----        ----
                                                                                                   (millions)
Operating Statement Information
Revenues....................................................................................   $2,487      $2,073
Depreciation and amortization...............................................................      290         230
Business segment operating income...........................................................      271         201
Interest and other, net ....................................................................       88         164
Minority interest...........................................................................       50           -
Income before income taxes .................................................................      116          22
Net income..................................................................................       98          11

                                  TIME WARNER INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                                   (Unaudited)

<CAPTION
                                                                                                  Three Months
                                                                                                 Ended March 31,
                                                                                               ------------------
                                                                                               1996          1995
                                                                                               ----          ----
                                                                                                   (millions)
Cash Flow Information
Cash provided by operations..............................................................       $ 557       $ 317
Capital expenditures.....................................................................        (331)       (300)
Investments and acquisitions.............................................................         (31)        (28)
Investment proceeds......................................................................         119           6
Borrowings...............................................................................          63         154
Debt repayments..........................................................................        (498)       (102)
Collections on note receivable from U S WEST.............................................          71         150
Capital distributions....................................................................         (63)         (1)
Increase (decrease) in cash and equivalents..............................................         (68)        196

                                                                                           March 31,   December 31,
                                                                                            1996           1995
                                                                                            ----           ----
                                                                                                 (millions)
Balance Sheet Information
Cash and equivalents....................................................................  $    141        $   209
Total current assets....................................................................     2,615          2,909
Total assets............................................................................    18,636         18,960
Total current liabilities...............................................................     3,145          3,230
Long-term debt..........................................................................     5,724          6,137
Minority interests......................................................................       775            726
Time Warner General Partners' Senior Capital............................................     1,454          1,426
Partners' capital ......................................................................     6,604          6,576

         The assets and cash flows of TWE are restricted by the TWE partnership and credit agreements and are unavailable for use by the partners except through the payment of certain fees, reimbursements, cash distributions and loans, which are subject to limitations. At March 31, 1996 and December 31, 1995, the Time Warner General Partners had recorded $180 million and $122 million, respectively, of stock option related distributions due from TWE, based on closing prices of Time Warner common stock of $40.875 and $37.875, respectively. Time Warner is paid when the options are exercised. The Time Warner General Partners also receive tax-related distributions from TWE. The payment of such distributions was previously subject to restrictions until July 1995 and is now made to the Time Warner General Partners on a current basis. In the first quarter of 1996, the Time Warner General Partners received distributions from TWE in the amount of $63 million, consisting of $56 million of tax-related distributions and $7 million of stock option related distributions. In the first quarter of 1995, the Time Warner General Partners received $1 million of stock option related distributions from TWE.

         On June 23, 1995, TWE sold 51% of its interest in Six Flags to an investment group led by Boston Ventures for $204 million and received $640 million in additional proceeds from Six Flags, representing payment of certain intercompany indebtedness and licensing fees. As a result of the transaction, Six Flags has been deconsolidated and TWE's remaining 49% interest in Six Flags is accounted for under the equity method of accounting. TWE reduced debt by approximately $850 million in 1995 in connection with the transaction, and a portion of the income on the

                                  TIME WARNER INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                                   (Unaudited)

transaction has been deferred by TWE principally as a result of its guarantee of certain third-party, zero-coupon indebtedness of Six Flags due in 1999.

3.       CABLE TRANSACTIONS

         On April 1, 1995, TWE formed a cable television joint venture with the Advance/Newhouse Partnership ("Advance/Newhouse") to which Advance/Newhouse and TWE contributed cable television systems (or interests therein) serving approximately 4.5 million subscribers, as well as certain foreign cable investments and programming investments that included Advance/Newhouse's 10% interest in Primestar Partners, L.P. ("Primestar"). TWE owns a two-thirds equity interest in the TWE-Advance/Newhouse Partnership and is the managing partner. TWE consolidates the partnership and the one-third equity interest owned by Advance/Newhouse is reflected in TWE's consolidated financial statements as minority interest. In accordance with the partnership agreement, Advance/Newhouse can require TWE to purchase its equity interest for fair market value at specified intervals following the death of both of its principal shareholders. Beginning in the third year, either partner can initiate a dissolution in which TWE would receive two-thirds and Advance/Newhouse would receive one-third of the partnership's net assets. The assets contributed by TWE and Advance/Newhouse to the partnership were recorded at their predecessor's historical cost. No gain was recognized by TWE upon the capitalization of the partnership.

         On May 2, 1995, Time Warner acquired Summit, which owned cable television systems serving approximately 162,000 subscribers, in exchange for the issuance of approximately 1.6 million shares of Common Stock and approximately 3.3 million shares of a new convertible preferred stock ("Series C Preferred Stock") and the assumption of $140 million of indebtedness. The acquisition was accounted for by the purchase method of accounting for business combinations; accordingly, the cost to acquire Summit of approximately $351 million was allocated to the assets acquired in proportion to their respective fair values, as follows: cable television franchises-$372 million;
goodwill-$146 million; other current and noncurrent assets-$144 million; long-term debt-$140 million; deferred income taxes-$166 million; and other current liabilities-$5 million.

         On July 6, 1995, Time Warner acquired KBLCOM which owned cable television systems serving approximately 700,000 subscribers and a 50% interest in Paragon, which owned cable television systems serving an additional 972,000 subscribers. The other 50% interest in Paragon was already owned by TWE. To acquire KBLCOM, Time Warner issued 1 million shares of Common Stock and 11 million shares of a new convertible preferred stock ("Series D Preferred Stock") and assumed or incurred approximately $1.2 billion of indebtedness. The acquisition was accounted for by the purchase method of accounting for business combinations; accordingly, the cost to acquire KBLCOM of approximately $1.033 billion was allocated to the net assets acquired in proportion to their respective fair values, as follows: investments-$950 million; cable television franchises-$1.366 billion; goodwill-$586 million; other current and noncurrent assets-$289 million; long-term debt-$1.213 billion; deferred income taxes-$895 million; and other current liabilities-$50 million.

         On January 4, 1996, Time Warner acquired CVI and related companies that owned cable television systems serving approximately 1.3 million subscribers, in exchange for the issuance of approximately 2.9 million shares of common stock and approximately 6.5 million shares of new convertible preferred stock ("Series E Preferred Stock"

                                 TIME WARNER INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                                  (Unaudited)

and "Series F Preferred Stock") and the assumption or incurrence of approximately $2 billion of indebtedness. The acquisition was accounted for by the purchase method of accounting for business combinations; accordingly, the cost to acquire CVI and related companies of $904 million was preliminarily allocated to the net assets acquired in proportion to estimates of their respective fair values, as follows: cable television franchises-$2.390 billion; goodwill-$688 million; other current and noncurrent assets-$481 million; long-term debt-$1.766 billion; deferred income taxes-$731 million; and other current and noncurrent liabilities-$158 million.

         The accompanying consolidated statement of operations includes the operating results of each business from the respective closing date of each transaction. On a pro forma basis, giving effect to (i) all of the aforementioned cable transactions, (ii) the ITOCHU/Toshiba Transaction, (iii) the 1995 and early 1996 refinancing of approximately $4 billion of public debt by Time Warner and the 1995 execution of a new $8.3 billion credit agreement, under which approximately $2.7 billion of debt assumed in the cable acquisitions was refinanced by subsidiaries of Time Warner and $2.6 billion of pre-existing bank debt was refinanced by TWE, (iv) the sale of 51% of TWE's interest in Six Flags and (v) the sale or expected sale or transfer of certain unclustered cable television systems owned by TWE, as if each of such transactions had occurred at the beginning of 1995, Time Warner would have reported for the three months ended March 31, 1995, revenues of $2.025 billion, depreciation and amortization of $230 million, operating income of $119 million, equity in the pretax income of the Entertainment Group of $55 million and a net loss of $61 million ($.25 per common share).

4.       LONG-TERM DEBT

         In January 1996, in connection with its acquisition of CVI and related companies, Time Warner assumed $500 million of public notes and debentures of CVI and a subsidiary of Time Warner borrowed $1.5 billion under its $8.3 billion credit agreement to refinance a like-amount of other indebtedness assumed or incurred in such acquisition.

         In February 1996, Time Warner redeemed the remaining $1.2 billion principal amount of 8.75% Convertible Subordinated Debentures due 2015 (the "8.75% Convertible Debentures") for $1.28 billion, including redemption premiums and accrued interest thereon. The redemption was financed with (1) proceeds raised from a $575 million issuance of Company-obligated mandatorily redeemable preferred securities of a subsidiary in December 1995 and (2) $750 million of proceeds raised from the issuance in January 1996, of (i) $400 million principal amount of 6.85% debentures due 2026, which are redeemable at the option of the holders thereof in 2003, (ii) $200 million principal amount of 8.3% discount debentures due 2036, which do not pay cash interest until 2016, (iii) $166 million principal amount of 7.48% debentures due 2008 and (iv) $150 million principal amount of 8.05% debentures due 2016. In connection with the 1996 redemption of the 8.75% Convertible Debentures, Time Warner recognized an extraordinary loss of $26 million.

         In April 1996, Time Warner raised approximately $1.55 billion of net proceeds in a private placement of a new series of preferred stock, which have been or will be used by Time Warner to reduce debt (Note 7). A portion of the proceeds was used by Time Warner to redeem $250 million principal amount of 8.75% Debentures due April 1, 2017 for approximately $265 million in May 1996 (including redemption premiums and accrued interest thereon), and to reduce bank debt of TWI Cable Inc. by $1 billion. In connection with the redemption of the 8.75% Debentures due April 1, 2017, Time Warner recognized an extraordinary loss of $9 million in May 1996.

                                 TIME WARNER INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                                  (Unaudited)

5.       BORROWINGS AGAINST FUTURE STOCK OPTION PROCEEDS

         In connection with a newly-authorized common stock repurchase program (Note 8), Time Warner has entered into a letter of commitment with a bank relating to a five-year, $750 million revolving credit facility (the "Stock Option Proceeds Credit Facility") principally to support such stock repurchases, of which up to $100 million will be reserved solely for the payment of interest and fees thereunder. Borrowings under the Stock Option Proceeds Credit Facility will generally bear interest at LIBOR plus a margin equal to 75 basis points and will generally be required to be prepaid from the cash proceeds received by Time Warner from the exercise of designated employee stock options. Such prepayments will permanently reduce the borrowing availability under the facility. At March 31, 1996, the aggregate exercise prices of outstanding vested, "in the money" stock options was approximately $1.95 billion, representing a 2.6 to 1 coverage ratio over the related borrowing availability. To the extent that such stock option proceeds are not sufficient to satisfy Time Warner's obligations under the Stock Option Proceeds Credit Facility, Time Warner will generally be required to repay such borrowings using proceeds from the sale of shares of its common stock to be placed in escrow under the Stock Option Proceeds Credit Facility or, at Time Warner's election, using available cash on hand. Time Warner will initially place an estimated 37.5 million shares in escrow under this arrangement and may, from time to time, have up to 52.5 million shares held in escrow. Such shares will not be considered to be issued and outstanding capital stock of the Company.

6.       MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARIES

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

         In December 1995, Time Warner issued approximately 23 million Company-obligated mandatorily redeemable preferred securities of a wholly-owned subsidiary ("Preferred Trust Securities") for aggregate gross proceeds of $575 million. The sole assets of the subsidiary that is the obligor on the Preferred Trust Securities are $592 million principal amount of 8-7/8% subordinated debentures of Time Warner due December 31, 2025. Cumulative cash distributions are payable on the Preferred Trust Securities at an annual rate of 8-7/8%. Cash distributions may be deferred at the election of Time Warner for any period not exceeding 20 consecutive quarters. The Preferred Trust Securities are mandatorily redeemable for cash on December 31, 2025, and Time Warner has the right to redeem the Preferred Trust Securities, in whole or in part, on or after December 31, 2000, or in other

                                 TIME WARNER INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                                  (Unaudited)

certain circumstances, in each case at an amount per Preferred Trust Security equal to $25 plus accrued and unpaid distributions thereon.

         Time Warner has certain obligations relating to the PERCS and the Preferred Trust Securities which amount to a full and unconditional guaranty of each subsidiary's obligations with respect thereto.

7.       SERIES K EXCHANGEABLE PREFERRED STOCK

         In April 1996, Time Warner raised approximately $1.55 billion of net proceeds in a private placement of 1.6 million shares of 10 1/4% Series K exchangeable preferred stock ("Series K Preferred Stock"). The issuance of the Series K Preferred Stock allowed the Company to realize cash proceeds through a security whose payment terms are principally linked (until a reorganization of TWE occurs, if any) to a portion of Time Warner's currently noncash-generating interest in the Series B Capital of TWE. The proceeds raised from this transaction have been or will be used by Time Warner to reduce debt. Pursuant to registered exchange offers expected to be made, Time Warner plans to exchange the privately-placed Series K Preferred Stock for registered preferred stock with substantially identical terms.

         Each share of Series K Preferred Stock is entitled to a liquidation preference of $1,000 and entitles the holder thereof to receive cumulative dividends at the rate of 10 1/4% per annum, payable quarterly (1) in cash, to the extent of an amount equal to the Pro Rata Percentage (as defined below) multiplied by the amount of cash distributions received by Time Warner from TWE with respect to its interests in the Series B Capital and Residual Capital of TWE, excluding stock option related distributions and certain tax related distributions (collectively, "Eligible TWE Cash Distributions"), or (2) to the extent of any balance, at Time Warner's option, (i) in cash or (ii) in-kind, through the issuance of additional shares of Series K Preferred Stock with an aggregate liquidation preference equal to the amount of such dividends. The "Pro Rata Percentage" is equal to the ratio of (1) the aggregate liquidation preference of the outstanding shares of Series K Preferred Stock, including any accumulated and unpaid dividends thereon, to (2) Time Warner's total interest in the Series B Capital of TWE, including any undistributed priority capital return thereon. Because cash distributions to Time Warner with respect to its interests in the Series B Capital and Residual Capital of TWE are generally restricted until June 30, 1998 and are subject to additional limitations thereafter under the TWE partnership agreement, Time Warner does not expect to pay cash dividends in the foreseeable future.

         The Series K Preferred Stock may be redeemed at the option of Time Warner, in whole or in part, on or after July 1, 2006, subject to certain conditions, at an amount per share equal to its liquidation preference plus accumulated and accrued and unpaid dividends thereon, and a declining premium through July 1, 2010 (the "Optional Redemption Price"). Time Warner is required to redeem shares of Series K Preferred Stock representing up to 20%, 25%, 331/3% and 50% of the then outstanding liquidation preference of the Series K Preferred Stock on July 1 of 2012, 2013, 2014 and 2015, respectively, at an amount equal to the aggregate liquidation preference of the number of shares to be redeemed plus accumulated and accrued and unpaid dividends thereon (the "Mandatory Redemption Price"). Total payments in respect of such mandatory redemption obligations on any redemption date are limited to an amount equal to the Pro Rata Percentage of any cash distributions received by Time Warner from TWE in the preceding year in connection with the redemption of Time Warner's interest in the Series B Capital of TWE and in connection with certain cash distributions related to Time Warner's interest in the Residual Capital of TWE. The redemption of the Series B Capital of TWE is scheduled to occur ratably over a five-year period commencing on

                                 TIME WARNER INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                                  (Unaudited)

June 30, 2011. Time Warner is required to redeem any remaining outstanding shares of Series K Preferred Stock on July 1, 2016 at the Mandatory Redemption Price; however, in the event that Time Warner's interest in the Series B Capital of TWE has not been redeemed in full prior to such final mandatory redemption date, payments in respect of the final mandatory redemption obligation of the Series K Preferred Stock in 2016 will be limited to an amount equal to the lesser of the Mandatory Redemption Price and an amount equal to the Pro Rata Percentage of the fair market value of TWE (net of taxes) attributable to Time Warner's interests in the Series B Capital and Residual Capital of TWE. Accordingly, there is no assurance that such value will result in the redemption of the Series K Preferred Stock at its full liquidation preference plus accumulated and accrued and unpaid dividends thereon.

         Upon a reorganization of TWE, as defined in the related certificate of designation, Time Warner must elect either to (1) exchange each outstanding share of Series K Preferred Stock for shares of a new series of 10 1/4% exchangeable preferred stock ("Series L Preferred Stock") or (2) subject to certain conditions, redeem the outstanding shares of Series K Preferred Stock at an amount per share equal to 110% of the liquidation preference thereof, plus accumulated and accrued and unpaid dividends thereon or, after July 1, 2006, at the Optional Redemption Price. The Series L Preferred Stock has terms similar to those of the Series K Preferred Stock, except that (i) Time Warner may only pay dividends in-kind until June 30, 2006, (ii) Time Warner is required to redeem the outstanding shares of Series L Preferred Stock on July 1, 2011 at an amount per share equal to the liquidation preference thereof, plus accumulated and accrued and unpaid dividends thereon and (iii) Time Warner has the option to exchange, in whole but not in part, subject to certain conditions, the outstanding shares of Series L Preferred Stock for Time Warner 10 1/4% Senior Subordinated Debentures due July 1, 2011 (the "Senior Subordinated Debentures") having a principal amount equal to the liquidation preference of the Series L Preferred Stock plus accrued and unpaid dividends thereon. Interest on the Senior Subordinated Debentures is payable in cash or, at Time Warner's option through June 30, 2006, in-kind through the issuance of additional Senior
Subordinated Debentures with a principal amount equal to such interest. The Senior Subordinated Debentures may be redeemed at the option of Time Warner, in whole or in part, on or after July 1, 2006, subject to certain conditions, at an amount per debenture equal to its principal amount plus accrued and unpaid interest, and a declining premium through July 1, 2010.

         Giving pro forma effect to the issuance of the Series K Preferred Stock and the use of the proceeds therefrom to reduce debt as if it had occurred at the beginning of the year, the incremental effect on Time Warner for the three months ended March 31, 1996, would have been a decrease in the loss before extraordinary item of $16 million resulting from the after-tax effect of lower interest expense, and an increase in the loss before extraordinary item per common share of $.07 per common share resulting from an increase in preferred dividend requirements that more than offsets the effect of lower interest expense.

                                 TIME WARNER INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                                  (Unaudited)

8.       CAPITAL STOCK

         Changes in shareholders' equity are as follows:

                                                                                                  Three Months
                                                                                                 Ended March 31,
                                                                                                ----------------
                                                                                                1996        1995
                                                                                                ----        ----
                                                                                                   (millions)
Balance at beginning of year.............................................................      $3,667      $1,148
Net loss.................................................................................        (119)        (47)
Common dividends declared................................................................         (35)        (34)
Preferred dividends declared.............................................................         (34)         (3)
Issuance of common stock and preferred stock in acquisition of CVI and
   related companies.....................................................................         693           -
Unrealized gains on certain marketable equity investments................................          59          18
Other, principally shares issued pursuant to stock option and dividend
   reinvestment plans....................................................................          96          31
                                                                                               ------      ------
Balance at March 31......................................................................      $4,327      $1,113
                                                                                               ------      ------
                                                                                               ------      ------

          In April 1996, Time Warner's Board of Directors authorized a program to repurchase, from time to time, up to 15 million shares of Time Warner common stock. The common stock repurchased under the program is expected to be used to satisfy future share issuances related to the exercise of existing employee stock options. Actual repurchases in any period will be subject to market conditions. As of May 1, 1996, Time Warner has acquired approximately 2.3 million shares of its common stock for an aggregate cost of approximately $92 million. Such repurchases were funded with short-term borrowings that are expected to be refinanced with borrowings under the Stock Option Proceeds Credit Facility expected to be in effect by the end of May 1996 (Note 5).

9.        SEGMENT INFORMATION

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

          Information as to the operations of Time Warner and the Entertainment Group in different business segments is set forth below. The 1996 operating results of Time Warner reflect the acquisitions of Summit effective as of May 2, 1995, KBLCOM effective as of July 6, 1995 and CVI and related companies effective as of January 4, 1996. The 1996 operating results of the Entertainment Group reflect the formation of the TWE-Advance/Newhouse Partnership effective as of April 1, 1995, the deconsolidation of Six Flags effective as of June 23, 1995 and the consolidation of Paragon effective as of July 6, 1995. The operating results of Six Flags prior to June 23, 1995 are reported separately to facilitate comparability.

                                 TIME WARNER INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                                  (Unaudited)

                                                                                                  Three Months
                                                                                                  Ended March 31,
                                                                                               ------------------
                                                                                                1996        1995
                                                                                                ----        ----
                                                                                                   (millions)
Revenues
Time Warner:
Publishing..................................................................................   $  879      $  831
Music.......................................................................................      983         991
Cable.......................................................................................      217           -
Intersegment elimination....................................................................      (11)         (5)
                                                                                               ------      ------

Total.......................................................................................   $2,068      $1,817
                                                                                               ------      ------
                                                                                               ------      ------

Entertainment Group:
Filmed Entertainment........................................................................   $1,218      $1,184
Six Flags Theme Parks.......................................................................        -          23
Broadcasting - The WB Network...............................................................       15           3
Programming - HBO...........................................................................      419         390
Cable.......................................................................................      947         578
Intersegment elimination....................................................................     (112)       (105)
                                                                                               ------      ------

Total.......................................................................................   $2,487      $2,073
                                                                                               ------      ------
                                                                                               ------      ------

<CAPTION
                                                                                                  Three Months
                                                                                                  Ended March 31,
                                                                                                -----------------
                                                                                                1996        1995
                                                                                                ----        ----
                                                                                                   (millions)
Operating income
Time Warner:
Publishing..................................................................................    $  56       $  55
Music.......................................................................................       55          83
Cable.......................................................................................       (1)          -
                                                                                                -----        ----
Total.......................................................................................     $110        $138
                                                                                                -----        ----
                                                                                                -----        ----
Entertainment Group:
Filmed Entertainment........................................................................    $  73       $  67
Six Flags Theme Parks.......................................................................        -          (2)
Broadcasting - The WB Network...............................................................      (24)        (21)
Programming - HBO...........................................................................       76          67
Cable.......................................................................................      146          90
                                                                                                -----        ----
Total.......................................................................................     $271        $201
                                                                                                -----        ----
                                                                                                -----        ----

                                 TIME WARNER INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                                  (Unaudited)

<CAPTION
                                                                                                   Three Months
                                                                                                  Ended March 31,
                                                                                                -----------------
                                                                                                1996        1995
                                                                                                ----        ----
                                                                                                   (millions)
Depreciation of Property, Plant and Equipment
Time Warner:
Publishing..................................................................................     $ 15        $ 13
Music.......................................................................................       23          23
Cable.......................................................................................       33           -
                                                                                                -----        ----
Total.......................................................................................     $ 71        $ 36
                                                                                                -----        ----
                                                                                                -----        ----
Entertainment Group:
Filmed Entertainment........................................................................     $ 32        $ 22
Six Flags Theme Parks.......................................................................        -           1
Broadcasting - The WB Network...............................................................        -           -
Programming - HBO...........................................................................        5           4
Cable.......................................................................................      143          90
                                                                                                -----        ----
Total.......................................................................................     $180        $117
                                                                                                -----        ----
                                                                                                -----        ----

<CAPTION
                                                                                                   Three Months
                                                                                                  Ended March 31,
                                                                                                -----------------
                                                                                                1996        1995
                                                                                                ----        ----
                                                                                                   (millions)
Amortization of Intangible Assets (1)
Time Warner:
Publishing..................................................................................    $   9       $   9
Music.......................................................................................       68          67
Cable.......................................................................................       80           -
                                                                                                -----        ----
Total.......................................................................................     $157        $ 76
                                                                                                -----        ----
                                                                                                -----        ----
Entertainment Group:
Filmed Entertainment........................................................................     $ 31        $ 34
Six Flags Theme Parks.......................................................................        -           3
Broadcasting - The WB Network...............................................................        -           -
Programming - HBO...........................................................................        -           -
Cable.......................................................................................       79          76
                                                                                                -----        ----
Total.......................................................................................     $110        $113
                                                                                                -----        ----
                                                                                                -----        ----

- ------------------
(1) Amortization includes all amortization relating to the acquisitions of Warner Communications Inc. ("WCI") in 1989, the American Television and Communications Corporation ("ATC") minority interest in 1992, the acquisitions of KBLCOM and Summit in 1995 and CVI and related companies in 1996, and to other business combinations accounted for by the purchase method.

10.      CONTINGENCIES

         Pending legal proceedings are substantially limited to litigation incidental to businesses of Time Warner, alleged damages in connection with class action lawsuits and the pending litigation with U S WEST. In the opinion of counsel and management, the ultimate resolution of these matters will not have a material effect on the consolidated financial statements of Time Warner.

                                 TIME WARNER INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                                  (Unaudited)

11.      ADDITIONAL FINANCIAL INFORMATION

         Additional financial information is as follows:

<CAPTION
                                                                                                   Three Months
                                                                                                   Ended March 31,
                                                                                                 -----------------
                                                                                                 1996        1995
                                                                                                 ----        ----
                                                                                                     (millions)
Interest expense............................................................................     $247        $210
Cash payments made for interest.............................................................      291         204
Cash payments made for income taxes.........................................................       47          80
Tax-related distributions received from TWE.................................................       56           -
Income tax refunds received.................................................................       31           7

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         TWE is  engaged  principally  in two  fundamental  areas  of  business:
Entertainment, consisting principally of interests in filmed entertainment, broadcasting, theme parks and cable television programming; and Telecommunica-tions, consisting principally of interests in cable television systems. TWE also manages the telecommunications properties owned by Time Warner and the combined cable television operations are conducted under the name of Time Warner Cable. Capitalized terms are as defined and described in the accompanying consolidated financial statements, or elsewhere herein.

Significant Transactions

         In 1996, certain transactions were completed by Time Warner and TWE that have had an effect on TWE's results of operations and financial condition. Such transactions include:

             The acquisition by Time Warner of Cablevision Industries Corporation ("CVI") and related companies on January 4, 1996, which strengthened Time Warner Cable's geographic clusters of cable television systems and substantially increased the number of cable subscribers managed by Time Warner Cable. Time Warner Cable now serves over 11.7 million subscribers in neighborhoods passing nearly 20% of the television homes in the U.S.

             The closing of certain previously-announced sales by TWE of unclustered cable television systems which raised approximately $75 million of net proceeds for debt reduction. Including the 1995 sale of 51% of its interest in Six Flags Entertainment Corporation ("Six Flags"), TWE has now completed transactions that have raised approximately $1.1 billion for debt reduction.

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

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION-(Continued)

RESULTS OF OPERATIONS

         TWE had revenues of $2.485 billion, and net income of $94 million for the three months ended March 31, 1996, compared to revenues of $2.046 billion and net income of $4 million for the three months ended March 31, 1995.

         On a pro forma basis, giving effect to (i) the 1995 formation of the TWE-Advance/Newhouse Partnership, (ii) the 1995 refinancing of approximately $2.6 billion of pre-existing bank debt, (iii) the 1995 consolidation of Paragon,
(iv) the 1995 reacquisition of the Time Warner Service Partnership Assets, (v) the 1995 sale of 51% of TWE's interest in Six Flags and (vi) the sale or expected sale or transfer of certain unclustered cable television systems owned by TWE, as if each of such transactions had occurred at the beginning of 1995, TWE would have reported for the three months ended March 31, 1995, revenues of $2.266 billion, depreciation and amortization of $269 million, operating income of $219 million and net income of $30 million.

         As discussed more fully below, TWE's operating results for the three month period ended March 31, 1996 as compared to pro forma results for the three months ended March 31, 1995 reflect an overall increase in operating income generated by its business segments and an increase in investment-related income resulting from gains on the sale of certain unclustered cable systems. The comparison to historical results for the three months ended March 31, 1995 is further affected by the contribution to 1996 operating income by the TWE-Advance/Newhouse Partnership and interest savings in 1996 on lower average debt levels related to management's debt reduction program, offset in part by minority interest expense related to the consolidation of the operating results of the TWE-Advance/ Newhouse Partnership effective as of April 1, 1995.

         As a U.S. partnership, TWE is not subject to U.S. federal and state income taxation. Income and withholding taxes of $18 million in the three months ended March 31, 1996, and $11 million in the three months ended March 31, 1995, respectively, have been provided in respect of the operations of TWE's domestic and foreign subsidiary corporations.

         EBITDA and operating income for TWE for the three months ended March 31, 1996 and 1995 are as follows:

<CAPTION
                                                                              Three Months Ended March 31,
                                                                       -------------------------------------------
                                                                             EBITDA              Operating Income
                                                                       ----------------         ------------------
                                                                       1996        1995         1996        1995
                                                                       ----        ----         ----        ----
                                                                                        (millions)
Filmed Entertainment...............................................     $131         $121        $ 70        $ 67
Six Flags Theme Parks..............................................        -            2           -          (2)
Broadcasting - The WB Network......................................      (24)         (21)        (24)        (21)
Programming - HBO..................................................       81           71          76          67
Cable..............................................................      368          244         146          80
                                                                        ----         ----        ----        ----
Total..............................................................     $556         $417        $268        $191
                                                                        ----         ----        ----        ----
                                                                        ----         ----        ----        ----

         Filmed Entertainment. Revenues increased to $1.216 billion, compared to $1.183 billion in the first quarter of 1995. EBITDA increased to $131 million from $121 million. Depreciation and amortization, including amortization related to the purchase of WCI, amounted to $61 million in 1996 and $54 million in 1995. Operating income increased to $70 million from $67 million. Revenues benefited from increases in worldwide home video and

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION-(Continued)

consumer products operations. Worldwide theatrical revenues decreased due to a light release schedule and difficult comparisons to successful films in the first quarter of 1995. EBITDA and operating income benefited from the revenue gains.

         Six Flags Theme Parks. As a result of TWE's sale of 51% of its interest in Six Flags, the operating results of Six Flags have been deconsolidated effective as of June 23, 1995 and TWE's remaining 49% interest in Six Flags is accounted for under the equity method of accounting.

         Broadcasting - The WB Network. The WB Network recorded an operating loss of $24 million on $15 million of revenues in the first quarter of 1996, compared to $21 million of an operating loss on $3 million of revenues in the first quarter of 1995. The increased revenues and operating losses are due to the expansion of programming in September 1995 to two nights of primetime scheduling, and the unveiling of Kids' WB!, the network's animated programming lineup on Saturday mornings and weekdays. Due to the start-up nature of this new broadcast operation, losses are expected to continue.

         Programming - HBO. Revenues increased to $419 million, compared to $385 million in the first quarter of 1995. EBITDA increased to $81 million from $71 million. Depreciation and amortization amounted to $5 million in 1996 and $4 million in 1995. Operating income increased to $76 million from $67 million. Revenues benefited primarily from a significant increase in subscriptions. EBITDA and operating income improved principally as a result of the revenue gains.

         Cable. Revenues increased to $947 million, compared to $557 million in the first quarter of 1995. EBITDA increased to $368 million from $244 million. Depreciation and amortization, including amortization related to the purchase of WCI and the acquisition of the ATC minority interest, amounted to $222 million in 1996 and $164 million in 1995. Operating income increased to $146 million from $80 million. Revenues and operating results benefited from the formation of the TWE-Advance/Newhouse partnership on April 1, 1995 and the consolidation of Paragon effective as of July 6, 1995. Excluding such effects, revenues benefited from an aggregate increase in basic cable and Primestar-related, direct broadcast satellite subscribers that approached 6%, increases in regulated cable rates as permitted under Time Warner Cable's "social contract" with the Federal Communications Commission (the "FCC") and increases in pay-per-view and advertising revenues. Excluding the positive contributions from the TWE-Advance/Newhouse Partnership and the consolidation of Paragon, EBITDA and operating income increased as a result of the revenue gains, offset in part, with respect to operating income only, by higher depreciation and amortization relating to increased capital spending.

         Interest and Other, Net. Interest and other, net, decreased to $89 million in the first quarter of 1996, compared to $161 million in the first quarter of 1995. Interest expense decreased to $122 million, compared to $150 million in the first quarter of 1995, principally as a result of interest savings on lower average debt levels related to management's debt reduction program and lower short-term, floating-rates of interest paid on borrowings under TWE's former and existing bank credit agreements. There was other income, net, of $33 million in the first quarter of 1996, compared to other expense, net, of $11 million in 1995, principally due to an increase in investment-related income resulting from gains on the sale of certain unclustered cable systems recognized in 1996 in connection with management's debt reduction program.

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION-(Continued)

FINANCIAL CONDITION AND LIQUIDITY
March 31, 1996

Financial Condition

         TWE had $5.7 billion of debt, $1.5 billion of Time Warner General Partners' Senior Capital and $6.5 billion of partners' capital (net of the $98 million uncollected portion of the note receivable from U S WEST) at March 31, 1996, compared to $6.2 billion of debt, $1.4 billion of Time Warner General Partners' Senior Capital and $6.5 billion of partners' capital (net of the $169 million uncollected portion of the note receivable from U S WEST) at December 31, 1995. Cash and equivalents were $141 million at March 31, 1996, compared to $209 million at December 31, 1995, reducing the debt-net-of-cash amounts for TWE to $5.6 billion and $6 billion, respectively.

Debt Reduction Program

         In the first quarter of 1996, TWE closed certain previously-announced sales of unclustered cable television systems which raised approximately $75 million of proceeds for debt reduction. Including the 1995 sale of 51% of its interest in Six Flags, TWE has now completed transactions that have raised approximately $1.1 billion for debt reduction.

Cash Flows

         In the first three months of 1996, TWE's cash provided by operations amounted to $557 million and reflected $556 million of EBITDA from the Filmed Entertainment, Broadcasting-The WB Network, Programming-HBO and Cable
businesses and $181 million related to a reduction in working capital requirements, other balance sheet accounts and noncash items, less $151 million of interest payments, $12 million of income taxes and $17 million of corporate expenses. Cash provided by operations of $346 million in the first three months of 1995 reflected $417 million of business segment EBITDA and $127 million related to a reduction in working capital requirements, other balance sheet accounts and noncash items, less $168 million of interest payments, $15 million of income taxes and $15 million of corporate expenses.

         Cash flows used by investing activities decreased to $243 million in the first three months of 1996, compared to $290 million in the first three months of 1995, principally as a result of a $118 million increase in investment proceeds relating to certain sales of unclustered cable television systems in connection with management's debt reduction program. Capital expenditures increased to $331 million in the first three months of 1996, compared to $270 million in the first three months of 1995, principally as a result of higher cable capital spending as discussed more fully below.

         Cash flows provided by financing activities decreased to a use of cash of $382 million in the first three months of 1996, compared to $140 million of cash provided by financing activities in the first three months of 1995, principally as a result of a $435 million net reduction in debt in 1996 and a $49 million increase in distributions paid to Time Warner, offset in part by a $79 million decrease in collections on the note receivable from U S WEST.

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION-(Continued)

         Management believes that TWE's operating cash flow, cash and equivalents, collections on the note receivable from U S WEST and additional borrowing capacity are sufficient to meet its capital and liquidity needs for the foreseeable future.

Cable Capital Spending

         Since the beginning of 1994, Time Warner Cable has been engaged in a plan to upgrade the technological capability and reliability of its cable television systems and develop new services, which it believes will position the business for sustained, long-term growth. Capital spending by TWE's Cable division amounted to $268 million in the three months ended March 31, 1996, compared to $192 million in the three months ended March 31, 1995, and was financed in part through collections on the note receivable from U S WEST of $71 million and $150 million, respectively. Cable capital spending by TWE's Cable division is budgeted to be approximately $1 billion for the remainder of 1996 and is expected to be funded principally by cable operating cash flow and $98 million of collections on the remaining portion of the note receivable from U S WEST. In exchange for certain flexibility in establishing cable rate pricing structures for regulated services that went into effect on January 1, 1996 and consistent with Time Warner Cable's long-term strategic plan, Time Warner Cable has agreed with the FCC to invest a total of $4 billion in capital costs in connection with the upgrade of its cable infrastructure, which is expected to be substantially completed over the next five years. The agreement with the FCC covers all of the cable operations of Time Warner Cable, including the owned or managed cable television systems of Time Warner, TWE and the TWE-Advance/Newhouse Partnership. Management expects to continue to finance such level of investment principally through the growth in cable operating cash flow derived from increases in subscribers and cable rates, bank credit agreement borrowings and the development of new revenue streams from expanded programming options, high speed data transmission, telephony and other services.

Warner Bros. Backlog

         Warner Bros.' backlog, representing the amount of future revenue not yet recorded from cash contracts for the licensing of theatrical and television product for pay cable, network, basic cable and syndicated television exhibition, amounted to $1.017 billion at March 31, 1996, compared to $1.056 billion at December 31, 1995 (including amounts relating to HBO of $209 million at March 31, 1996 and $175 million at December 31, 1995). Such amounts exclude open orders for the domestic syndication of the hit television series Friends and ER, which are expected to result in signed contracts and generate significant revenue in the future. Because backlog generally relates to contracts for the licensing of theatrical and television product which have already been produced, the recognition of revenue is principally only dependent upon the commencement of the availability period for telecast under the terms of the related licensing agreement. In addition, cash licensing fees are collected periodically over the term of the related licensing agreements. Accordingly, the portion of backlog for which cash advances have not already been received has significant off-balance sheet asset value as a source of future funding. The backlog excludes advertising barter contracts, which are also expected to result in the future realization of cash through the sale of advertising spots received under such contracts.

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION-(Continued)

Foreign Currency Risk Management

         Time Warner uses foreign exchange contracts primarily to hedge the risk that unremitted or future license fees owed to TWE domestic companies for the sale or anticipated sale of U.S. copyrighted products abroad may be adversely affected by changes in foreign currency exchange rates. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, Time Warner hedges a portion of its foreign currency exposures anticipated over the ensuing twelve month period, including those related to TWE. At March 31, 1996, Time Warner has effectively hedged approximately half of TWE's total estimated foreign currency exposures that principally relate to anticipated cash flows to be remitted to the U.S. over the ensuing twelve month period, using foreign exchange contracts that generally have maturities of three months or less, which generally are rolled over to provide continuing coverage throughout the year. TWE is reimbursed by or reimburses Time Warner for Time Warner contract gains and losses related to TWE's foreign currency exposure. Time Warner often closes foreign exchange sale contracts by purchasing an offsetting purchase contract. At March 31, 1996, Time Warner had contracts for the sale of $551 million and the purchase of $216 million of foreign currencies at fixed rates and maturities of three months or less. Of Time Warner's $335 million net sale contract position, none of the foreign exchange purchase contracts and $104 million of the foreign exchange sale contracts related to TWE's foreign currency exposure, primarily Japanese yen (19% of net contract position related to TWE), French francs (26%), German marks (12%) and Canadian dollars (18%), compared to a net sale contract position of $113 million of foreign currencies at December 31, 1995.

         Unrealized gains or losses related to foreign exchange contracts are recorded in income as the market value of such contracts change; accordingly, the carrying value of foreign exchange contracts approximates market value. The carrying value of foreign exchange contracts was not material at March 31, 1996 and December 31, 1995. No cash is required to be received or paid with respect to such gains and losses until the related foreign exchange contracts are settled, generally at their respective maturity dates. For the three months ended March 31, 1996 and 1995, TWE recognized $2 million in gains and $12 million in losses, respectively, on foreign exchange contracts, which were or are expected to be offset by corresponding increases in the dollar value of foreign currency license fee payments that have been or are anticipated to be received in cash from the sale of U.S. copyrighted products abroad. Time Warner places foreign currency contracts with a number of major financial institutions in order to minimize credit risk.

         Based on Time Warner's outstanding foreign exchange contracts related to TWE's exposure outstanding at March 31, 1996, each 5% devaluation of the U.S. dollar as compared to the level of foreign exchange rates for currencies under contract at March 31, 1996 would result in approximately $5 million of unrealized losses on foreign exchange contracts. Conversely, a 5% appreciation of the U.S. dollar as compared to the level of foreign exchange rates for currencies under contract at March 31, 1996 would result in $5 million of unrealized gains on contracts. Consistent with the nature of the economic hedge provided by such foreign exchange contracts, such unrealized gains or losses would be offset by corresponding decreases or increases, respectively, in the dollar value of future foreign currency license fee payments that would be received in cash within the ensuing twelve month period from the sale of U.S. copyrighted products abroad.

                       TIME WARNER ENTERTAINMENT COMPANY, L.P.
                             CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

<CAPTION
                                                                                        March 31,   December 31,
                                                                                          1996           1995
                                                                                          ----           ----
                                                                                              (millions)
ASSETS
Current assets
Cash and equivalents................................................................     $  141        $  209
Receivables, including $265 and $354 due from Time Warner,
  less allowances of $359 and $365..................................................      1,414         1,635
Inventories.........................................................................        926           904
Prepaid expenses....................................................................        134           161
                                                                                        -------       -------
Total current assets................................................................      2,615         2,909

Noncurrent inventories..............................................................      1,883         1,909
Loan receivable from Time Warner....................................................        400           400
Investments.........................................................................        412           383
Property, plant and equipment, net..................................................      5,338         5,205
Cable television franchises.........................................................      3,270         3,360
Goodwill............................................................................      4,089         4,119
Other assets........................................................................        572           620
                                                                                        -------       -------
Total assets........................................................................    $18,579       $18,905
                                                                                        -------       -------
                                                                                        -------       -------
LIABILITIES AND PARTNERS' CAPITAL
Current liabilities
Accounts payable....................................................................    $   578       $   697
Participations and programming costs................................................      1,197         1,090
Other current liabilities...........................................................      1,354         1,427
                                                                                        -------       -------
Total current liabilities...........................................................      3,129         3,214

Long-term debt......................................................................      5,724         6,137
Other long-term liabilities, including $314 and $198 due to Time Warner.............        995           924
Minority interests..................................................................        775           726
Time Warner General Partners' Senior Capital........................................      1,454         1,426

Partners' capital
Contributed capital.................................................................      7,522         7,522
Undistributed partnership earnings (deficit)........................................       (922)         (875)
Note receivable from U S WEST.......................................................        (98)         (169)
                                                                                        -------       -------
Total partners' capital.............................................................      6,502         6,478
                                                                                        -------       -------
Total liabilities and partners' capital.............................................    $18,579       $18,905
                                                                                        -------       -------
                                                                                        -------       -------

See accompanying notes.

                        TIME WARNER ENTERTAINMENT COMPANY, L.P.
                         CONSOLIDATED STATEMENT OF OPERATIONS
                                     (Unaudited)


<CAPTION
                                                                                                  Three Months
                                                                                                 Ended March 31,
                                                                                                ----------------
                                                                                                1996        1995
                                                                                                ----        ----
                                                                                                   (millions)
Revenues (a)................................................................................   $2,485      $2,046
                                                                                               ------      ------
Cost of revenues (a)(b).....................................................................    1,665       1,440
Selling, general and administrative (a)(b)..................................................      552         415
                                                                                               ------      ------
Operating expenses..........................................................................    2,217       1,855
                                                                                               ------      ------
Business segment operating income...........................................................      268         191
Interest and other, net (a).................................................................      (89)       (161)
Minority interest...........................................................................      (50)          -
Corporate services (a)......................................................................      (17)        (15)
                                                                                               ------      ------
Income before income taxes..................................................................      112          15
Income taxes................................................................................      (18)        (11)
                                                                                               ------      ------
Net income..................................................................................   $   94      $    4
                                                                                               ------      ------
                                                                                               ------      ------
- ------------------
(a) Includes the following income  (expenses)  resulting from  transactions with the partners of TWE and other related companies for the three months ended March
31, 1996 and 1995,  respectively:  revenues-$23 million and $26 million; cost of
revenues-$(24)    million   and   $(17)    million;    Selling,    general   and
administrative-$(2)  million  and $(17)  million;  interest  and  other,  net-$9 million in 1996; and corporate services-$(17) million and $(15) million.

(b)  Includes depreciation and amortization expense of:.....................................    $ 288       $ 226
                                                                                               ------      ------
                                                                                               ------      ------


See accompanying notes.

                       TIME WARNER ENTERTAINMENT COMPANY, L.P.
                        CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

<CAPTION
                                                                                                   Three Months
                                                                                                  Ended March 31,
                                                                                                -----------------
                                                                                                1996        1995
                                                                                                ----        ----
                                                                                                   (millions)
OPERATIONS
Net income...............................................................................        $ 94      $    4
Adjustments for noncash and nonoperating items:
Depreciation and amortization............................................................         288         226
Changes in operating assets and liabilities..............................................         175         116
                                                                                                 ----      ------
Cash provided by operations..............................................................         557         346
                                                                                                 ----      ------

INVESTING ACTIVITIES
Investments and acquisitions.............................................................         (31)        (21)
Capital expenditures.....................................................................        (331)       (270)
Investment proceeds .....................................................................         119           1
                                                                                                 ----      ------
Cash used by investing activities........................................................        (243)       (290)
                                                                                                 ----      ------
FINANCING ACTIVITIES
Borrowings...............................................................................          63         106
Debt repayments..........................................................................        (498)       (102)
Capital distributions....................................................................         (63)        (14)
Collections on note receivable from U S WEST.............................................          71         150
Other....................................................................................          45           -
                                                                                                 ----      ------
Cash provided (used) by financing activities.............................................        (382)        140
                                                                                                 ----      ------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS..............................................         (68)        196

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD..............................................         209       1,071
                                                                                                 ----      ------
CASH AND EQUIVALENTS AT END OF PERIOD....................................................        $141      $1,267
                                                                                                 ----      ------
                                                                                                 ----      ------

See accompanying notes.

                      TIME WARNER ENTERTAINMENT COMPANY, L.P.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

         Time Warner Entertainment Company, L.P., a Delaware limited partnership ("TWE"), is engaged principally in two fundamental areas of business:
Entertainment, consisting principally of interests in filmed entertainment, broadcasting, theme parks and cable television programming; and Telecommunications, consisting principally of interests in cable television systems.

         Each of the business interests within Entertainment and Telecommunications is important to TWE's objective of increasing partner value through the creation, extension and distribution of recognizable brands and copyrights throughout the world. Such brands and copyrights include (1) the unique and extensive film and television libraries of Warner Bros. and trademarks such as the Looney Tunes characters and Batman, (2) The WB Network, a new national broadcasting network launched in 1995 as an extension of the Warner Bros. brand and as an additional distribution outlet for Warner Bros.' collection of children's cartoons and television programming, (3) Six Flags, the largest regional theme park operator in the United States, in which TWE owns a 49% interest, (4) HBO and Cinemax, the leading pay television services and (5) Time Warner Cable, the second largest operator of cable television systems in the U.S.

         The operating results of TWE's various business interests are presented herein as an indication of financial performance (Note 7). Except for start-up losses incurred in connection with The WB Network, TWE's principal business interests generate significant operating income and cash flow from operations. The cash flow from operations generated by such business interests is significantly greater than their operating income due to significant amounts of noncash amortization of intangible assets recognized principally in Time Warner Inc.'s ("Time Warner") $14 billion acquisition of Warner Communications Inc. ("WCI") in 1989 and $1.3 billion acquisition of the minority interest in American Television and Communications Corporation ("ATC") in 1992, a portion of which cost was allocated to TWE in accordance with the pushdown method of accounting. Non-cash amortization of intangible assets recorded by TWE's businesses amounted to $110 million and $113 million in the three months ended March 31, 1996 and 1995, respectively.

         Subsidiaries of Time Warner are the general partners of TWE ("Time Warner General Partners"). During 1995, Time Warner acquired the aggregate 11.22% limited partnership interests previously held by subsidiaries of each of ITOCHU Corporation and Toshiba Corporation. As a result, Time Warner and certain of its wholly-owned subsidiaries collectively own 74.49% of the pro rata priority capital ("Series A Capital") and residual equity capital ("Residual Capital") in TWE, and 100% of the senior priority capital ("Senior Capital") and junior priority capital ("Series B Capital") of TWE. The remaining 25.51% limited partnership interests in the Series A Capital and Residual Capital of TWE are held by a subsidiary of U S WEST, Inc. ("U S WEST").

Basis of Presentation

         The accompanying financial statements are unaudited but in the opinion of management contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the financial position and the results of operations and cash flows for the periods presented, in conformity with generally accepted

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  (Unaudited)

accounting principles applicable to interim periods. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of TWE for the year ended December 31, 1995.

         The consolidated financial statements reflect (i) the formation by TWE of the TWE-Advance/Newhouse Partnership effective as of April 1, 1995, (ii) the deconsolidation of Six Flags Entertainment Corporation ("Six Flags") effective as of June 23, 1995 and (iii) the consolidation of Paragon Communications ("Paragon") effective as of July 6, 1995. Certain reclassifications have been made to the prior year's financial statements to conform to the 1996 presentation.

         Effective   January  1,  1996,  TWE  adopted   Statement  of  Financial
Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," ("FAS 121") which established standards for the recognition and measurement of impairment losses on long-lived assets and certain intangible assets. The adoption of FAS 121 did not have a material effect on TWE's financial statements.

2.       TWE-ADVANCE/NEWHOUSE PARTNERSHIP

         On April 1, 1995, TWE formed a cable television joint venture with the Advance/Newhouse Partnership ("Advance/Newhouse") to which Advance/Newhouse and TWE contributed cable television systems (or interests therein) serving approximately 4.5 million subscribers, as well as certain foreign cable investments and programming investments that included Advance/Newhouse's 10% interest in Primestar Partners, L.P. ("Primestar"). TWE owns a two-thirds equity interest in the TWE-Advance/Newhouse Partnership and is the managing partner. TWE consolidates the partnership and the one-third equity interest owned by Advance/Newhouse is reflected in TWE's balance sheet as minority interest. In accordance with the partnership agreement, Advance/Newhouse can require TWE to purchase its equity interest for fair market value at specified intervals following the death of both of its principal shareholders. Beginning in the third year, either partner can initiate a dissolution in which TWE would receive two-thirds and Advance/Newhouse would receive one-third of the partnership's net assets. The assets contributed by TWE and Advance/Newhouse to the partnership were recorded at their predecessor's historical cost, which, with respect to Advance/Newhouse, consisted of assets contributed to the partnership of approximately $338 million and liabilities assumed by the partnership of approximately $9 million. No gain was recognized by TWE upon the capitalization of the partnership.

         The accompanying consolidated statement of operations includes the operating results of the Advance/Newhouse businesses from the date of contribution to the partnership. On a pro forma basis, giving effect to (i) the 1995 formation of the TWE-Advance/Newhouse Partnership, (ii) the 1995 refinancing of approximately $2.6 billion of pre-existing bank debt, (iii) the 1995 consolidation of Paragon, (iv) the 1995 reacquisition of the Time Warner Service Partnership Assets (Note 6), (v) the 1995 sale of 51% of TWE's interest in Six Flags and (vi) the sale or expected sale or transfer of certain unclustered cable television systems owned by TWE, as if each of such transactions had occurred at the beginning of 1995, TWE would have reported for the three months ended March 31, 1995, revenues of $2.266 billion, depreciation and amortization of $269 million, operating income of $219 million and net income of $30 million.

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  (Unaudited)

3.       SIX FLAGS

         On June 23, 1995, TWE sold 51% of its interest in Six Flags to an investment group led by Boston Ventures for $204 million and received $640 million in additional proceeds from Six Flags, representing payment of certain intercompany indebtedness and licensing fees. As a result of the transaction, Six Flags has been deconsolidated and TWE's remaining 49% interest in Six Flags is accounted for under the equity method of accounting. TWE reduced debt by approximately $850 million in 1995 in connection with the transaction, and a portion of the income on the transaction has been deferred by TWE principally as a result of its guarantee of certain third-party, zero-coupon indebtedness of Six Flags due in 1999.

4.       INVENTORIES

         Inventories consist of:

<CAPTION
                                                                         March 31, 1996         December 31, 1995
                                                                      -------------------      -------------------
                                                                      Current  Noncurrent      Current  Noncurrent
                                                                      -------  ----------      -------  ----------
                                                                                     (millions)
Film costs:
   Released, less amortization..................................       $ 384        $ 452      $  529       $ 437
   Completed and not released...................................         212           31          74          22
   In process and other.........................................          40          369          11         396
   Library, less amortization...................................           -          703           -         717
Programming costs, less amortization............................         221          328         219         337
Merchandise.....................................................          69            -          71           -
                                                                       -----       ------       -----      -----
Total  .........................................................       $ 926       $1,883       $ 904      $1,909
                                                                       -----       ------       -----      -----
                                                                       -----       ------       -----      -----

5.       LONG-TERM DEBT

         Long-term debt consists of:

<CAPTION
                                                                                         March 31,     December 31,
                                                                                             1996           1995
                                                                                             ----           ----
                                                                                                 (millions)
Credit agreement, weighted average interest rates of 5.9% and 6.4%......................    $1,740         $2,185
Commercial paper, weighted average interest rates of 5.7% and 6.2%......................       190            157
Publicly held notes and debentures......................................................     3,781          3,781
Other...................................................................................        13             14
                                                                                            ------         ------
Total...................................................................................    $5,724         $6,137
                                                                                            ------         ------
                                                                                            ------         ------

         Each Time Warner General Partner has guaranteed a pro rata portion of approximately $5.5 billion of TWE's debt and accrued interest thereon based on the relative fair value of the net assets each Time Warner General Partner contributed to TWE. Such indebtedness is recourse to each Time Warner General Partner only to the extent of its guarantee.

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  (Unaudited)

6.       PARTNERS' CAPITAL

         Changes in partners' capital were as follows:

<CAPTION
                                                                                                Three Months
                                                                                               Ended March 31,
                                                                                             -----------------
                                                                                              1996        1995
                                                                                              ----        ----
                                                                                                (millions)
Balance at beginning of year.............................................................    $6,478       $6,233
Net income...............................................................................        94            4
Distributions............................................................................      (121)         (71)
Allocation of income to Time Warner General Partners' Senior Capital.....................       (28)         (33)
Collections on note receivable from U S WEST.............................................        71          150
Other....................................................................................         8           (4)
                                                                                             ------       ------
Balance at March 31......................................................................    $6,502       $6,279
                                                                                             ------       ------
                                                                                             ------       ------

         In September 1995, TWE reacquired substantially all of the assets of the Time Warner Service Partnerships, subject to the liabilities relating thereto, (the "Time Warner Service Partnership Assets") in exchange for Series B Capital interests in TWE equal to approximately $400 million. The reacquisition was recorded for financial statement purposes based on the $124 million historical cost of the Time Warner Service Partnership Assets. Prior to such reacquisition, the Time Warner Service Partnerships owned and operated certain assets of TWE which had been distributed to the Time Warner General Partners in September 1993 in order to ensure compliance with the Modification of Final Judgment entered on August 24, 1982 by the United States District Court for the District of Columbia applicable to U S WEST and its affiliated companies, which may have included TWE. Prior to September 1995, TWE was required to make quarterly cash distributions related to its Series B Capital in the amount of $12.5 million to the Time Warner General Partners ("TWSP Distributions"), which the General Partners were then required to contribute to the Time Warner Service Partnerships.

         TWE is required to make distributions to reimburse the partners for income taxes at statutory rates based on their allocable share of taxable income, and to reimburse Time Warner for its stock options granted to employees of TWE based on the amount by which the market price of Time Warner common stock exceeds the option exercise price on the exercise date or, with respect to options granted prior to the TWE capitalization on June 30, 1992, the greater of the exercise price and the $27.75 market price of Time Warner common stock at the time of the TWE capitalization. TWE accrues a stock option distribution and a corresponding liability with respect to unexercised options when the market price of Time Warner common stock increases during the accounting period, and reverses previously-accrued stock option distributions and the corresponding liability when the market price of Time Warner common stock declines.

         During the three months ended March 31, 1996, TWE accrued $56 million of tax-related distributions and $65 million of stock option distributions, based on closing prices of Time Warner common stock of $40.875 at March 31, 1996 and $37.875 at December 31, 1995. During the three months ended March 31, 1995, TWE accrued $13 million of TWSP Distributions and $8 million of tax-related distributions, as well as $50 million of stock option distributions as a result of an increase in the market price of Time Warner common stock. In the first quarter of 1996, TWE paid distributions to the Time Warner General Partners in the amount of $63 million, consisting of $56 million of tax-related distributions and $7 million of stock option related distributions. In the first quarter of 1995,

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  (Unaudited)

TWE paid the Time Warner General Partners distributions in the amount of $13.5 million, consisting of $12.5 million of Time Warner Service Partnership Distributions and $1 million of stock option related distributions.

7.       SEGMENT INFORMATION

         TWE's businesses are conducted in two  funadamental  areas of business:
Entertainment, consisting principally of interests in filmed entertainment, broadcasting, theme parks and cable television programming; and Telecommunications, consisting principally of interests in cable television systems.

         Information as to the operations of TWE in different business segments is set forth below. The 1996 operating results of TWE reflect the formation of the TWE-Advance/Newhouse Partnership effective as of April 1, 1995, the deconsolidation of Six Flags effective as of June 23, 1995 and the consolidation of Paragon effective as of July 6, 1995. The operating results of Six Flags prior to June 23, 1995 are reported separately to facilitate comparability.

<CAPTION
                                                                                                  Three Months
                                                                                                 Ended March 31,
                                                                                               -----------------
                                                                                                1996        1995
                                                                                                ----        ----
                                                                                                   (millions)
Revenues
Filmed Entertainment........................................................................   $1,216      $1,183
Six Flags Theme Parks.......................................................................        -          23
Broadcasting - The WB Network...............................................................       15           3
Programming - HBO...........................................................................      419         385
Cable.......................................................................................      947         557
Intersegment elimination....................................................................     (112)       (105)
                                                                                               ------      ------
Total.......................................................................................   $2,485      $2,046
                                                                                               ------      ------
                                                                                               ------      ------

<CAPTION
                                                                                                  Three Months
                                                                                                 Ended March 31,
                                                                                                ----------------
                                                                                                1996        1995
                                                                                                ----        ----
                                                                                                    (millions)
Operating Income
Filmed Entertainment........................................................................    $  70       $  67
Six Flags Theme Parks.......................................................................        -          (2)
Broadcasting - The WB Network...............................................................      (24)        (21)
Programming - HBO...........................................................................       76          67
Cable.......................................................................................      146          80
                                                                                                -----       -----
Total.......................................................................................    $ 268       $ 191
                                                                                                -----       -----
                                                                                                -----       -----

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  (Unaudited)

<CAPTION
                                                                                                  Three Months
                                                                                                 Ended March 31,
                                                                                                ----------------
                                                                                                1996        1995
                                                                                                ----        ----
                                                                                                   (millions)
Depreciation of Property, Plant and Equipment
Filmed Entertainment........................................................................    $  30       $  20
Six Flags Theme Parks.......................................................................        -           1
Broadcasting - The WB Network...............................................................        -           -
Programming - HBO...........................................................................        5           4
Cable.......................................................................................      143          88
                                                                                                 ----        ----
Total.......................................................................................     $178        $113
                                                                                                 ----        ----
                                                                                                 ----        ----
<CAPTION
                                                                                                  Three Months
                                                                                                 Ended March 31,
                                                                                                ----------------
                                                                                                1996        1995
                                                                                                ----        ----
                                                                                                   (millions)
Amortization of Intangible Assets (1)
Filmed Entertainment........................................................................     $ 31        $ 34
Six Flags Theme Parks.......................................................................        -           3
Broadcasting - The WB Network...............................................................        -           -
Programming - HBO...........................................................................        -           -
Cable.......................................................................................       79          76
                                                                                                 ----        ----
Total.......................................................................................     $110        $113
                                                                                                 ----        ----
                                                                                                 ----        ----

- --------------
(1) Amortization includes amortization relating to the acquisition of WCI in 1989 and the ATC minority interest in 1992 and to other business combinations accounted for by the purchase method.

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

9.       ADDITIONAL FINANCIAL INFORMATION

         Additional financial information is as follows:

<CAPTION
                                                                                                  Three Months
                                                                                                 Ended March 31,
                                                                                                ----------------
                                                                                                1996        1995
                                                                                                ----        ----
                                                                                                    (millions)
Interest expense.........................................................................        $122         $150
Cash payments made for interest..........................................................         151          168
Cash payments made for income taxes (net)................................................          12           15

                            PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

         Reference is made to the litigation entitled U S West, Inc. et al. v. Time Warner Inc., et al., described on pages I-44 and I-45 of Time Warner's Annual Report on Form 10-K for the year ended December 31, 1995 (the "1995 Form 10-K"). The trial concluded on March 22, 1996, and a decision is expected in the middle of June.

         Reference is made to the litigation entitled Brendan Barry v. CEMA Distribution, Sony Music Entertainment, Inc., Warner Elektra Atlantic Corporation, UNI Distribution Corporation, Bertelsman Music Group, Inc. and PolyGram Group Distribution, Inc., described on page I-44 of the 1995 Form 10-K. The plaintiffs have voluntarily dismissed the amended complaint, and an Order of Dismissal Without Prejudice was entered on April 5, 1996.

         Reference is made to the litigation entitled Trust for the Benefit of Paula C. Rand v. Gerald M. Levin, et al., described on page I-45 to the 1995 Form 10-K. On April 8, 1996, Time Warner and the other defendants named in this complaint moved to dismiss such complaint.

         Reference is made to the actions filed in Superior Court, Fulton County, Georgia, and consolidated as Lewis, et al. v. Turner Broadcasting Sys., Inc., et al. described on pages I-45 and I-46 of the 1995 Form 10-K. The plaintiffs filed a third amended complaint on February 29, 1996. Time Warner and defendants affiliated with Time Warner answered such complaint on March 29, 1996. The plaintiffs filed an opposition to defendants' motion for a judgment based on the pleadings on April 24, 1996.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits.

         The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as a part of this report and such Exhibit Index is incorporated herein by reference.

         (b)      Reports on Form 8-K.

                  (i) Time Warner filed a Current Report on Form 8-K dated January 4, 1996, reporting in Item 2 that it had completed its previously announced acquisition of Cablevision Industries Corporation and related companies ("CVI"). In connection with the acquisition, Time Warner issued approximately 2.9 million shares of common stock and 6.5 million shares of new convertible preferred stock to CVI stockholders and assumed or incurred approximately $2 billion of indebtedness.

                  (ii) Time Warner filed a Current Report on Form 8-K dated March 22, 1996, setting forth in Item 7 certain pro forma financial statements of Time Warner and the Time Warner Entertainment Group at December 31, 1995 that give effect to certain transactions entered into by Time Warner and TWE during 1995 and 1996.

                  (iii) Time Warner filed a Current Report on Form 8-K dated March 25, 1996, reporting in Item 5 that it had issued a press release dated March 25, 1996 announcing plans to issue a new series of exchangeable preferred stock to be designated Series K Exchangeable Preferred Stock, the proceeds of which would be used to reduce debt.

                  (iv) Time Warner filed a Current Report on Form 8-K dated April 2, 1996, reporting in Item 5 that it had issued a press release dated April 2, 1996 announcing that it had raised $1.5 billion for debt reduction by issuing 1.5 million shares of Series K Exchangeable Preferred Stock under Rule 144A.

                  (v) Time Warner filed a Current Report on Form 8-K dated April 4, 1996, reporting in Item 5 that it had issued a press release dated April 4, 1996 announcing that its offering of Series K Exchangeable Preferred Stock had been increased to 1.6 million shares as a result of the exercise by the underwriters of an option to purchase an additional 100,000 shares to cover overallotments.

                  (vi) Time Warner filed a Current Report on Form 8-K dated April 11, 1996, filing pursuant to Item 7 thereof the Certificate of Designation of the 10 1/4% Series K Exchangeable Preferred Stock and the related Form of Senior Subordinated Indenture.

                                  TIME WARNER INC.

                                     SIGNATURE


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                TIME WARNER INC.
                                                  (Registrant)



                                                By:    /s/  Richard J. Bressler
                                                   -----------------------------
                                                Name:  Richard J. Bressler
                                                Title: Senior Vice President and
                                                       Chief Financial Officer



Dated:    May 15, 1996

                                 EXHIBIT INDEX
                    Pursuant to Item 601 of Regulation S-K

Exhibit No.      Description of Exhibit

3(i) Certificate of the Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Special Rights and Qualifications, Limitations or Restrictions Thereof, of the 10 1/4% Series K Exchangeable Preferred Stock of Time Warner (which is incorporated herein by reference to Exhibit 4.1 to Time Warner's Current Report on Form 8-K dated April 11, 1996 (the "April 1996 Form 8-K")).

4.2 Form of Senior Subordinated Indenture (which is incorporated herein by reference to Exhibit 4.2 to the April 1996 Form 8-K).

10.1 Agreement and Plan of Merger dated as of December 8, 1995 among Cablevision Industries of Middle Florida, Inc., Alan Gerry, Time Warner and Cablevision Industries Corporation ("CVI") (which is incorporated herein by reference to Exhibit 2(c) to Time Warner's Current Report on Form 8-K dated January 4, 1996 (the "January 1996 Form 8-K")).

10.2 Purchase Agreement dated as of February 6, 1995, as amended and restated as of December 8, 1995 among Alan Gerry, the corporations and partnerships listed on the signature pages thereof as the Purchase Gerry Companies and the Direct Holders, and Time Warner (which is incorporated herein by reference to Exhibit 2(d) to the January 1996 Form 8-K).

10.3 Amendment Agreement dated as of December 8, 1995 to the Supplemental Agreement dated as of February 6, 1995, including Annex A thereto, among CVI, the corporations and partnerships listed on the signature pages thereof as the Gerry Companies and the Direct Holders, Alan Gerry, Time Warner and TW CVI Acquisition Corp. (which is incorporated herein by reference to Exhibit 2(f) to the January 1996 Form 8-K).

27               Financial Data Schedule.