Form 10-Q
period 1996-06-30
TIME WARNER INC
filed 1996-08-14
CIK 736157

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C.  20549

                            FORM 10-Q

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT of 1934 for the quarterly period
     ended      June 30, 1996        , or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Common Stock - $1 par value               384,725,092
     Description of Class                Shares Outstanding
                                         as of July 31, 1996

                       TIME WARNER INC. AND
             TIME WARNER ENTERTAINMENT COMPANY, L.P.

                        INDEX TO FORM 10-Q

                                                        Page
                                                    Time
                                                    Warner   TWE
PART I.  FINANCIAL INFORMATION

Management's discussion and analysis of results
of operations and financial condition                  1      34

Consolidated balance sheets at June 30, 1996
and December 31, 1995                                 19      42

Consolidated statements of operations for the three
and six months ended June 30, 1996 and 1995           20      43

Consolidated statements of cash flows for the
six months ended June 30, 1996 and 1995               21      44

Notes to consolidated financial statements            22      45


PART II.  OTHER INFORMATION                           51

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

Significant Transactions

     In 1996, Time Warner and the Entertainment Group have announced or completed a number of transactions that have had or are expected to have a significant effect on their results of operations and financial condition. Such transactions include:

    * The announcement by Time Warner in July 1996 that it had reached an agreement in principle with the staff of the Federal Trade Commission (the "FTC"), Turner Broadcasting System, Inc. ("TBS") and Liberty Media Corporation ("LMC"), a subsidiary of Tele-Communications Inc. ("TCI") and a shareholder of TBS, to make certain modifications to the previously-announced merger agreement and related documents which will allow Time Warner and TBS to proceed with their merger. Accordingly, the merger is expected to close early in the fourth quarter of 1996.

    * The implementation by Time Warner in April 1996 of a program to repurchase, from time to time, up to 15 million shares of its common stock. The common stock repurchase program is supported by a new five-year, $750 million revolving credit facility which is expected to be repaid principally from the cash proceeds to be received by Time Warner from the future exercise of employee stock options. As of June 30, 1996, Time Warner had acquired approximately 8.8 million shares of its common stock for an aggregate cost of approximately $360 million.

    * The issuance in April 1996 of 1.6 million shares of a new series of exchangeable preferred stock ("Series K Preferred Stock"), which pays cumulative dividends at the rate of 10-1/4% per annum. The approximate $1.55 billion of net proceeds raised from this transaction were used to reduce debt and, together with other actions since the initiation of a $2-$3 billion debt reduction program in February 1995, Time Warner and the Entertainment Group have raised approximately $3.2 billion for debt reduction.

    * The redemption in February 1996 of approximately $1.2 billion of convertible debt using proceeds from 1995 and 1996 financings, the effect of which was to lower interest rates, stagger debt maturities and eliminate the potential dilution from the conversion of such securities into 25.7 million shares of common stock.

    * The acquisition by Time Warner of Cablevision Industries Corporation ("CVI") and related companies on January 4, 1996, which strengthened Time Warner Cable's geographic clusters of cable television systems and substantially increased the number of cable subscribers managed by Time Warner Cable. Time Warner Cable now serves approximately 11.8 million subscribers in neighborhoods passing nearly 20% of the television homes in the U.S.
       In connection with the acquisition, Time Warner issued
       2.9 million shares of common stock and 6.3 million shares of new convertible preferred stock, as adjusted, and assumed or incurred approximately $2 billion of indebtedness.

     The nature of these transactions and their impact on the results of operations and financial condition of Time Warner and the Entertainment Group are further discussed below.

TBS Transaction

     On July 17, 1996, Time Warner announced that it had reached an agreement in principle with the staff of the FTC, TBS and LMC to make certain modifications to the previously-announced merger agreement and related documents which will allow
Time Warner and TBS to proceed with their merger. Such changes include, but are not limited to, (i) changes in the consideration to be received by LMC from voting LMC Class Common Stock (as defined below) to reduced-voting LMC Class Common Stock (having 1/100th of a vote per share), (ii) limitations on the level and voting power of TCI's and its affiliates' ownership in Time Warner, (iii) termination of a related proposed, long-term agreement between TBS and a subsidiary of TCI concerning carriage of TBS programming services by TCI-affiliated cable systems, and the agreement by TBS and TCI to enter into a new five-year, mandatory carriage agreement covering Headline
News and WTBS, a broadcast television station owned by TBS, in the event that WTBS is converted to a copyright-paid cable television programming service (the "WTBS Conversion") and (iv) an increase in the consideration to be paid to LMC and its affiliates, payable at Time Warner's election in stock or cash, in connection with obtaining a related option and non-competition agreement (the "SSSI Agreement") that will provide, if Time Warner exercises its option, for Southern Satellite Systems, Inc., a subsidiary of LMC, to provide certain satellite uplink and distribution services for WTBS in the event that the WTBS Conversion occurs.

     The amended merger agreement continues to provide for the merger of each of Time Warner and TBS with separate subsidiaries of a holding company ("New Time Warner"), that will combine, for financial reporting purposes, the consolidated net assets and operating results of Time Warner and TBS (the "TBS Transaction"). In connection therewith, the issued and outstanding shares of each class of the capital stock of Time Warner will be converted into shares of a substantially identical class of capital stock of New Time Warner. The amended merger agreement provides for the issuance by New Time Warner of approximately 173.3 million shares of common stock, par value $.01 per share (including 52 million shares of a special class of non-redeemable common stock to be received by LMC which will have 1/100th of a vote per share, the "LMC Class Common Stock"), in exchange for the outstanding TBS capital stock, the issuance of approximately
14 million stock options to replace all outstanding TBS options and the assumption of TBS's indebtedness (which approximated
$2.6 billion at June 30, 1996). As part of the TBS Transaction, LMC and its affiliates will receive an additional five million shares of LMC Class Common Stock and $67 million of consideration payable, at the election of Time Warner, in cash or additional shares of LMC Class Common Stock, pursuant to the SSSI Agreement.

     The TBS Transaction will be accounted for by the purchase method of accounting for business combinations. Based on TBS's financial position and results of operations as of and for the six months ended June 30, 1996, and giving pro forma effect to the TBS Transaction as if it had occurred on June 30, 1996 for balance sheet purposes and at the beginning of the year for statement of operations purposes, the incremental effect on Time Warner reflected in the combined pro forma financial statements of New Time Warner would have been (i) an increase in shareholder's equity of approximately $6 billion, principally due to the issuance by New Time Warner of approximately 178.3 million shares of common stock, (ii) an increase in long-term debt of approximately $2.8 billion principally due to the assumption of TBS's debt, (iii) an increase in goodwill of approximately $6.7 billion as a result of a preliminary allocation of the excess cost over the net book value of assets acquired, (iv) an increase in revenues of $1.7 billion, (v) an increase in EBITDA (as defined below) of $174 million, (vi) an increase in depreciation and amortization of $171 million, including approximately $80 million of noncash amortization of goodwill, (vii) an increase in operating income of $3 million, (viii) an increase in net loss of $80 million and (ix) a reduction in net loss per common share of $.07 per common share resulting from the dilutive effect of issuing 178.3 million shares of common stock.

     The TBS Transaction is expected to close early in the fourth quarter of 1996, but is still subject to customary closing conditions, including the approval of the shareholders of TBS and of Time Warner, and all necessary approvals of the Federal Communications Commission (the "FCC"). In addition, a formal agreement reflecting the agreement in principle with the FTC staff must be submitted to the full Commission for its consideration and is subject to approval by the FTC Commissioners.

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

RESULTS OF OPERATIONS

     EBITDA and operating income for Time Warner and the Entertainment Group for the three and six months ended June 30, 1996 and 1995 are as follows:

                      Three Months Ended June 30,  Six Months Ended June 30,
                        EBITDA   Operating Income   EBITDA  Operating Income
                      1996  1995   1996   1995     1996 1995     1996  1995
Time Warner:                                (millions)
Publishing            $156  $138  $125  $114     $  236  $215    $181  $169
Music                  165   165    70    70        311   338     125   153
Cable                  118     -    20     -        230     -      19     -

Total                 $439  $303  $215  $184     $  777  $553    $325  $322

Entertainment Group:
Filmed Entertainment  $141  $117  $ 79  $ 59     $  277  $240    $152  $126
Six Flags Theme Parks    -    58     -    31          -    60       -    29
Broadcasting -
  The WB Network       (12)  (12)  (12)  (12)       (36)  (33)    (36)  (33)
Programming - HBO       87    75    83    70        168   146     159   137
Cable                  376   319   147   126        744   575     293   216

Total                 $592  $557  $297  $274     $1,153  $988    $568  $475


Three Months Ended June 30, 1996 Compared to Three Months Ended June 30, 1995

     Time Warner had revenues of $2.139 billion, a loss of $31 million ($.26 per common share) before an extraordinary loss on the retirement of debt and a net loss of $40 million ($.28 per common share) for the three months ended June 30, 1996, compared to revenues of $1.907 billion and a net loss of $8 million ($.03 per common share) for the three months ended June 30, 1995. Time Warner's equity in the pretax income of the Entertainment Group was $93 million for the three months ended June 30, 1996, compared to $84 million for the three months ended June 30, 1995.

     On a pro forma basis, giving effect to (i) the 1995 and early 1996 acquisitions by Time Warner of Summit, KBLCOM and CVI and related companies, and the 1995 formation by TWE of the TWE-Advance/Newhouse Partnership, (ii) the 1995 exchange of ITOCHU Corporation's and Toshiba Corporation's interests in TWE for equity interests in Time Warner, (iii) the 1995 and early 1996 refinancing of approximately $4 billion of public debt by Time Warner and the 1995 execution of a new $8.3 billion credit agreement, under which approximately $2.7 billion of debt assumed in the cable acquisitions was refinanced by subsidiaries of Time Warner and $2.6 billion of pre-existing bank debt was refinanced by TWE, (iv) the issuance in April 1996 of 1.6 million shares of Series K Preferred Stock and the use of approximately $1.55 billion of net proceeds therefrom to reduce debt, (v) the 1995 sale of 51% of TWE's interest in Six Flags and (vi) the sale or expected sale or transfer of certain unclustered cable television systems owned by TWE, as if each of such transactions had occurred at the beginning of 1995, Time Warner would have reported for the three months ended June 30, 1996 and 1995, respectively, revenues of $2.139 billion and $2.113 billion, depreciation and amortization of $224 million and $237 million, operating income of $215 million and $171 million, equity in the pretax income of the Entertainment Group of $93 million and $73 million, a loss before extraordinary item of $29 million and $50 million ($0.27 and $0.33 per common share) and a net loss of $38 million and $50 million ($0.29 and $0.33 per common share).

     As discussed more fully below, the improvement in Time Warner's pro forma operating results in 1996 as compared to 1995 principally relates to an overall increase in the operating income of Time Warner's business segments and increased income from its equity in the pretax income of the Entertainment Group, offset in part by a $9 million extraordinary loss on the retirement of debt ($.02 per common share) and a reduction in interest income related to the resolution of a corporate tax matter in 1995. However, on a historical basis, the positive effect from such underlying operating trends was more than offset by an increase in interest expense relating to approximately $3.3 billion of debt assumed or incurred in the cable acquisitions and, with respect to Time Warner's 1996 net loss per common share, by an increase in preferred dividend requirements as a result of the preferred stock issued in connection with the Series K Refinancing, the cable acquisitions and the ITOCHU/Toshiba Transaction.

     The Entertainment Group had revenues of $2.610 billion and net income of $72 million for the three months ended June 30, 1996, compared to revenues of $2.435 billion and net income of $59 million for the three months ended June 30, 1995. On a pro forma basis, giving effect to (i) the 1995 formation of the TWE-Advance/Newhouse Partnership, (ii) the 1995 refinancing of approximately $2.6 billion of pre-existing bank debt, (iii) the 1995 consolidation of Paragon, (iv) the 1995 sale of 51% of TWE's interest in Six Flags and (v) the sale or expected sale or transfer of certain unclustered cable television systems owned by TWE, as if each of such transactions had occurred at the beginning of 1995, the Entertainment Group would have reported for the three months ended June 30, 1995, revenues of $2.321 billion, depreciation and amortization of $263 million, operating income of $249 million and net income of $55 million. No pro forma financial information has been presented for the Entertainment Group for the three months ended June 30, 1996 because all of such transactions are already reflected, in all material respects, in the historical financial statements of the Entertainment Group.

     As discussed more fully below, the Entertainment Group's historical operating results in 1996 as compared to pro forma results in 1995 reflect an overall increase in operating income generated by its business segments, offset in part by a decrease in investment-related income and an increase in minority interest expense related to the TWE-Advance/Newhouse Partnership. On a historical basis, the positive effect from such underlying operating trends was slightly mitigated by the lack of contribution of Six Flags's operating results in 1996 which exceeded interest savings on lower average debt levels related to management's debt reduction program.

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

Time Warner

     Publishing. Revenues increased to $1.038 billion, compared to $928 million in the second quarter of 1995. EBITDA increased to $156 million from $138 million. Depreciation and amortization amounted to $31 million in 1996 and $24 million in 1995. Operating income increased to $125 million from $114 million. Revenues benefited from across-the-board increases in magazine circulation, advertising and book revenues. Contributing to the revenue gain were increases achieved by People, Sports Illustrated, Time, Entertainment Weekly, Southern Living and the direct marketing book businesses. EBITDA and operating income increased as a result of the revenue gains.

     Music. Revenues decreased to $876 million, compared to $986 million in the second quarter of 1995. EBITDA was $165 million for both periods. Depreciation and amortization, including amortization related to the purchase of WCI, amounted to $95 million for both periods, and operating income was $70 million for both periods. Revenues decreased principally due to a decline in international recorded music sales, as well as the absence of revenues from certain start-up businesses which are no longer being operated by the Music Division. In addition, the industry-wide softness experienced in the first quarter in the overexpanded U.S. retail marketplace did not deteriorate further which, together with a number of popular releases, contributed to an increase in domestic recorded music revenues. EBITDA and operating income were unchanged principally because the improved domestic recorded music results, higher music publishing results and the absence of losses from certain start-up businesses, were offset by lower international recorded music and direct marketing results.

     Cable. The 1996 Cable operating results reflect the acquisitions of Summit effective as of May 2, 1995, KBLCOM effective as of July 6, 1995 and CVI and related companies effective as of January 4, 1996 and are not comparative to the corresponding period in the prior year. Cable operating results for the second quarter of 1996 consisted of revenues of $230 million, EBITDA of $118 million, depreciation and amortization of $98 million and operating income of $20 million.

     Interest and Other, Net. Interest and other, net, increased to $282 million in the second quarter of 1996, compared to $201 million in the second quarter of 1995. Interest expense increased to $224 million, compared to $219 million. The increase in interest expense was principally due to the assumption or incurrence of approximately $3.3 billion of debt in the cable acquisitions, offset in part by the favorable effect from Time Warner's redemption of the 8.75% Convertible Debentures. There was other expense, net, of $58 million in the second quarter of 1996, compared to other income, net, of $18 million in 1995, principally because of a reduction in interest income related to the resolution of a corporate tax matter in 1995, a decrease in investment-related income and an increase in dividend requirements on preferred securities of subsidiaries issued in 1995 in connection with the redemption of the 8.75% Convertible Debentures.

Entertainment Group

     Filmed Entertainment. Revenues increased to $1.272 billion, compared to $1.154 billion in the second quarter of 1995. EBITDA increased to $141 million from $117 million. Depreciation and amortization, including amortization related to the purchase of WCI, amounted to $62 million in 1996 and $58 million in 1995. Operating income increased to $79 million from $59 million. Revenues benefited from increases in worldwide theatrical, home video and television distribution operations. Domestic theatrical revenues in 1996 were led by the success of Twister and exceeded the prior year's performance despite difficult comparisons to successful films such as Batman Forever. EBITDA and operating income benefited from the revenue gains.

     Six Flags Theme Parks. As a result of TWE's sale of 51% of its interest in Six Flags, the operating results of Six Flags have been deconsolidated effective as of June 23, 1995 and TWE's remaining 49% interest in Six Flags is accounted for under the equity method of accounting.

     Broadcasting - The WB Network. The WB Network recorded an operating loss of $12 million on $18 million of revenues in the second quarter of 1996, compared to an operating loss of $12 million on $3 million of revenues in the second quarter of 1995.
The increase in revenues, as well as a corresponding increase in costs, primarily resulted from the expansion of programming in September 1995 to two nights of primetime scheduling, and the unveiling of Kids' WB!, the network's animated programming lineup on Saturday mornings and weekdays. Due to the start-up nature of this new national broadcast operation, losses are expected to continue.

     Programming - HBO. Revenues increased to $456 million, compared to $396 million in the second quarter of 1995. EBITDA increased to $87 million from $75 million. Depreciation and amortization amounted to $4 million in 1996 and $5 million in 1995. Operating income increased to $83 million from $70 million. Revenues benefited primarily from a significant increase in subscriptions. EBITDA and operating income improved principally as a result of the revenue gains.

     Cable. Revenues increased to $961 million, compared to $760 million in the second quarter of 1995. EBITDA increased to $376 million from $319 million. Depreciation and amortization, including amortization related to the purchase of WCI and the acquisition of the ATC minority interest, amounted to $229 million in 1996 and $193 million in 1995. Operating income increased to $147 million from $126 million. Revenues and operating results benefited from the consolidation of Paragon effective as of July 6, 1995. Excluding such effect, revenues benefited from an aggregate increase of 5% in basic cable and Primestar-related, direct broadcast satellite subscribers, increases in regulated cable rates as permitted under Time Warner Cable's "social contract" with the FCC and increases in pay-per-view and advertising revenues. Excluding the effect of consolidating Paragon, EBITDA and operating income increased as a result of the revenue gains, offset in part, with respect to operating income only, by higher depreciation and amortization relating to increased capital spending.

     Interest and Other, Net. Interest and other, net, decreased to $134 million in the second quarter of 1996, compared to $140 million in the second quarter of 1995. Interest expense decreased to $119 million, compared to $148 million in the second quarter of 1995, principally as a result of interest savings on lower average debt levels related to management's debt reduction program and lower short-term, floating-rates of interest paid on borrowings under TWE's former and existing bank credit agreements. There was other expense, net, of $15 million in the second quarter of 1996, compared to other income, net, of $8 million in 1995, principally due to a decrease in investment-related income, including a reduction in interest income resulting from lower average cash balances and lower average principal amounts due under the note receivable from U S WEST.

Six Months Ended June 30, 1996 Compared to Six Months Ended June 30, 1995

     Time Warner had revenues of $4.207 billion, a loss of $124 million ($.58 per common share) before an extraordinary loss on the retirement of debt and a net loss of $159 million ($.67 per common share) for the six months ended June 30, 1996, compared to revenues of $3.724 billion and a net loss of $55 million ($.17 per common share) for the six months ended June 30, 1995. Time Warner's equity in the pretax income of the Entertainment Group was $209 million for the six months ended June 30, 1996 compared to $106 million for the six months ended June 30, 1995.

     On a pro forma basis, giving effect to (i) the 1995 and early 1996 acquisitions by Time Warner of Summit, KBLCOM and CVI and related companies, and the 1995 formation by TWE of the TWE-Advance/Newhouse Partnership, (ii) the 1995 exchange of ITOCHU Corporation's and Toshiba Corporation's interests in TWE for equity interests in Time Warner, (iii) the 1995 and early 1996 refinancing of approximately $4 billion of public debt by Time Warner and the 1995 execution of a new $8.3 billion credit agreement, under which approximately $2.7 billion of debt assumed in the cable acquisitions was refinanced by subsidiaries of Time Warner and $2.6 billion of pre-existing bank debt was refinanced by TWE, (iv) the issuance in April 1996 of 1.6 million shares of Series K Preferred Stock and the use of approximately $1.55 billion of net proceeds therefrom to reduce debt, (v) the 1995 sale of 51% of TWE's interest in Six Flags and (vi) the sale or expected sale or transfer of certain unclustered cable television systems owned by TWE, as if each of such transactions had occurred at the beginning of 1995, Time Warner would have reported for the six months ended June 30, 1996 and 1995, respectively, revenues of $4.207 billion and $4.138 billion, depreciation and amortization of $452 million and $467 million, operating income of $325 million and $290 million, equity in the pretax income of the Entertainment Group of $209 million and $128 million, a loss before extraordinary item of $102 million and $94 million ($0.66 and $0.65 per common share) and a net loss of $137 million and $94 million ($0.75 and $0.65 per common share).

     As discussed more fully below, the increase in Time Warner's pro forma net loss in 1996 as compared to 1995 principally relates to a $35 million extraordinary loss on the retirement of debt ($.09 per common share) and a decrease in investment-related income primarily resulting from gains on the sale of certain assets recognized in 1995, which more than offset an overall increase in the operating income of Time Warner's business segments and increased income from its equity in the pretax income of the Entertainment Group. On a historical basis, such underlying operating trends were further affected by an increase in interest expense relating to approximately $3.3 billion of debt assumed or incurred in the cable acquisitions, and with respect to Time Warner's 1996 net loss per common share, by an increase in preferred dividend requirements as a result of the preferred stock issued in connection with the Series K Refinancing, the cable acquisitions and the ITOCHU/Toshiba Transaction.

     The Entertainment Group had revenues of $5.097 billion and net income of $170 million for the six months ended June 30, 1996, compared to revenues of $4.508 billion and net income of $70 million for the six months ended June 30, 1995. On a pro forma basis, giving effect to (i) the 1995 formation of the TWE-Advance/Newhouse Partnership, (ii) the 1995 refinancing of approximately $2.6 billion of pre-existing bank debt, (iii) the 1995 consolidation of Paragon, (iv) the 1995 sale of 51% of TWE's interest in Six Flags and (v) the sale or expected sale or transfer of certain unclustered cable television systems owned by TWE, as if each of such transactions had occurred at the beginning of 1995, the Entertainment Group would have reported for the six months ended June 30, 1995, revenues of $4.582 billion, depreciation and amortization of $533 million, operating income of $478 million and net income of $95 million. No pro forma financial information has been presented for the Entertainment Group for the six months ended June 30, 1996 because all of such transactions are already reflected, in all material respects, in the historical financial statements of the Entertainment Group.

     As discussed more fully below, the Entertainment Group's historical operating results in 1996 as compared to pro forma results in 1995 reflect an overall increase in operating income generated by its business segments and an increase in investment-related income, offset in part by an increase in minority interest expense related to the TWE-Advance/Newhouse Partnership. On a historical basis, such underlying operating trends were enhanced by interest savings in 1996 on lower average debt levels related to management's debt reduction program, and were offset in part by an increase in minority interest expense related to the operations of the TWE-Advance/Newhouse Partnership for a full six-month period.

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

Time Warner

     Publishing. Revenues increased to $1.917 billion, compared to $1.759 billion in the first six months of 1995. EBITDA increased to $236 million from $215 million. Depreciation and amortization amounted to $55 million in 1996 and $46 million in 1995. Operating income increased to $181 million from $169 million. Revenues benefited from across-the-board increases in magazine circulation, advertising and book revenues. Contributing to the revenue gain were increases achieved by People, Sports Illustrated, Entertainment Weekly, Southern Living and the direct marketing book businesses. EBITDA and operating income increased as a result of the revenue gains, offset in part by higher paper costs as a result of price increases and development spending in new direct-marketing businesses.

     Music. Revenues decreased to $1.859 billion, compared to $1.977 billion in the first six months of 1995. EBITDA decreased to $311 million from $338 million. Depreciation and amortization, including amortization related to the purchase of WCI, amounted to $186 million in 1996 and $185 million in 1995. Operating income decreased to $125 million from $153 million. Despite maintaining its leading domestic market position (over 23%), the Music Division's domestic recorded music operating results in 1996 were negatively affected by the industry-wide softness in the overexpanded U.S. retail marketplace, which has resulted in a number of music retail store closings and higher returns of music product. The decline in revenues reflects (i) the effects from the current U.S. retail environment, including an increase in the Music Division's reserve for returns to provide for an anticipated higher level of returns (ii) a decline in international recorded music sales and (iii) the absence of revenues from certain start-up businesses which are no longer being operated by the Music Division. These effects were partially offset by an increase in music publishing revenues. EBITDA and operating income decreased principally as a result of the decline in the worldwide recorded music business and lower results from direct marketing activities, offset in part by improved music publishing results and the absence of losses from certain start-up businesses.

     Cable. The 1996 Cable operating results reflect the acquisitions of Summit effective as of May 2, 1995, KBLCOM effective as of July 6, 1995 and CVI and related companies effective as of January 4, 1996 and are not comparative to the corresponding period in the prior year. Cable operating results for the first six months of 1996 consisted of revenues of $447 million, EBITDA of $230 million, depreciation and amortization of $211 million and operating income of $19 million.

     Interest and Other, Net. Interest and other, net, increased to $578 million in the first six months of 1996, compared to $356 million in the first six months of 1995. Interest expense increased to $471 million, compared to $429 million. The increase in interest expense was principally due to the assumption or incurrence of approximately $3.3 billion of debt in the cable acquisitions, offset in part by the favorable effect from Time Warner's redemption of the 8.75% Convertible Debentures. There was other expense, net, of $107 million in the first six months of 1996, compared to other income, net, of $73 million in 1995, principally because of a decrease in investment-related income resulting from gains on certain asset sales recognized in 1995 in connection with management's debt reduction program and an increase in dividend requirements on preferred securities of subsidiaries issued in 1995 in connection with the redemption of the 8.75% Convertible Debentures.

Entertainment Group

     Filmed Entertainment. Revenues increased to $2.490 billion, compared to $2.338 billion in the first six months of 1995. EBITDA increased to $277 million from $240 million. Depreciation and amortization, including amortization related to the purchase of WCI, amounted to $125 million in 1996 and $114 million in 1995. Operating income increased to $152 million from $126 million. Revenues benefited from increases in worldwide home video and consumer products operations. Lower domestic theatrical revenues in the first quarter of 1996 were overcome by the second quarter domestic box office performance of theatrical releases, led by the success of Twister. EBITDA and operating income benefited from the revenue gains.

     Six Flags Theme Parks. As a result of TWE's sale of 51% of its interest in Six Flags, the operating results of Six Flags have been deconsolidated effective as of June 23, 1995 and TWE's remaining 49% interest in Six Flags is accounted for under the equity method of accounting.

     Broadcasting - The WB Network. The WB Network recorded an operating loss of $36 million on $33 million of revenues in the first six months of 1996, compared to an operating loss of $33 million on $6 million of revenues in the first six months of 1995. The increased revenues and operating losses are primarily due to the expansion of programming in September 1995 to two nights of primetime scheduling, and the unveiling of Kids' WB!, the network's animated programming lineup on Saturday mornings and weekdays. Due to the start-up nature of this new national broadcast operation, losses are expected to continue.

     Programming - HBO. Revenues increased to $875 million, compared to $786 million in the first six months of 1995. EBITDA increased to $168 million from $146 million. Depreciation and amortization amounted to $9 million in 1996 and 1995. Operating income increased to $159 million from $137 million. Revenues benefited primarily from a significant increase in subscriptions. EBITDA and operating income improved principally as a result of the revenue gains.

     Cable. Revenues increased to $1.908 billion, compared to $1.338 billion in the first six months of 1995. EBITDA increased to $744 million from $575 million. Depreciation and amortization, including amortization related to the purchase of WCI and the acquisition of the ATC minority interest, amounted to $451 million in 1996 and $359 million in 1995. Operating income increased to $293 million from $216 million. Revenues and operating results benefited from the contribution of the TWE-Advance/Newhouse Partnership for a full six-month period and the consolidation of Paragon effective as of July 6, 1995. Excluding such effects, revenues benefited from an aggregate increase of 5% in basic cable and Primestar-related, direct broadcast satellite subscribers, increases in regulated cable rates as permitted under Time Warner Cable's "social contract" with the FCC and increases in pay-per-view and advertising revenues. Excluding the TWE-Advance/Newhouse Partnership and Paragon effects noted above, EBITDA and operating income increased as a result of the revenue gains, offset in part, with respect to operating income only, by higher depreciation and amortization relating to increased capital spending.

     Interest and Other, Net. Interest and other, net, decreased to $222 million in the first six months of 1996, compared to $304 million in the first six months of 1995. Interest expense decreased to $240 million, compared to $299 million in the first six months of 1995, principally as a result of interest savings on lower average debt levels related to management's debt reduction program and lower short-term, floating-rates of interest paid on borrowings under TWE's former and existing bank credit agreements. There was other income, net, of $18 million in the first six months of 1996, compared to other expense, net, of $5 million in 1995, principally due to an overall increase in investment-related income resulting from gains on the sale of certain unclustered cable systems recognized in 1996 in connection with management's debt reduction program, which more than exceeded a reduction in interest income resulting from lower average cash balances and lower average principal amounts due under the note receivable from U S WEST.

FINANCIAL CONDITION AND LIQUIDITY
June 30, 1996

Time Warner

Financial Condition

     Time Warner had $10 billion of debt, $482 million of cash and equivalents (net debt of $9.5 billion), $225 million of borrowings against future stock option proceeds, $949 million of mandatorily redeemable preferred securities of subsidiaries, $1.586 billion of Series K Preferred Stock and $3.8 billion of shareholders' equity at June 30, 1996, compared to $9.9 billion of debt, $1.2 billion of cash and equivalents (net debt of $8.7 billion), $949 million of mandatorily redeemable preferred securities of subsidiaries and $3.7 billion of shareholders' equity at December 31, 1995. The increase in net debt principally reflects the assumption of approximately $2 billion of debt related to the CVI acquisition, offset in part by the use of approximately $1.55 billion of net proceeds from the issuance of the Series K Preferred Stock to reduce debt. The increase in shareholders' equity reflects the issuance in 1996 of approximately 2.9 million shares of common stock and approximately 6.3 million shares of preferred stock in connection with the CVI acquisition, offset in part by the repurchase of approximately 8.8 million shares of Time Warner Common Stock at an aggregate cost of approximately $360 million. On a combined basis (Time Warner and the Entertainment Group together), excluding borrowings against future stock option proceeds, there was $14.9 billion of net debt at June 30, 1996, compared to $14.7 billion of net debt at the beginning of the year.

Investment in TWE

     Time Warner's investment in TWE at June 30, 1996 consisted of interests in 74.49% of the pro rata priority capital ("Series
A Capital") and residual equity capital ("Residual Capital") of TWE, and 100% of the senior priority capital ("Senior Capital") and junior priority capital ("Series B Capital") of TWE. Such priority capital interests provide Time Warner (and with respect to the Series A Capital only, U S WEST) with certain priority claims to the net partnership income of TWE and distributions of TWE partnership capital, including certain priority distributions of partnership capital in the event of liquidation or dissolution of TWE. Each level of priority capital interest provides for an annual rate of return equal to or exceeding 8%, including an above-market 13.25% annual rate of return (11.25% to the extent concurrently distributed) related to Time Warner's Series B Capital interest, which, when taken together with Time Warner's contributed capital, represented a cumulative priority Series B Capital interest of $4.9 billion at June 30, 1996. While the TWE partnership agreement contemplates the reinvestment of significant partnership cash flows in the form of capital expenditures and otherwise provides for certain other restrictions that are expected to limit cash distributions on partnership interests for the foreseeable future, Time Warner's $1.5 billion Senior Capital interest and, to the extent not previously distributed, partnership income allocated thereto (based on an 8% annual rate of return) is required to be distributed to Time Warner in three annual installments beginning on July 1, 1997.

Series K Exchangeable Preferred Stock

     In April 1996, Time Warner raised approximately $1.55 billion of net proceeds for debt reduction in a private placement of 1.6 million shares of Series K Preferred Stock, which pay cumulative dividends at the rate of 10-1/4% per annum. The issuance of the Series K Preferred Stock allowed the Company to realize cash proceeds through a security whose payment terms are principally linked (until a reorganization of TWE occurs, if any) to a portion of Time Warner's currently noncash-generating interest in the Series B Capital of TWE, as more fully described herein. Time Warner used the proceeds raised from the issuance of the Series K Preferred Stock to redeem $250 million principal amount of 8.75% Debentures due April 1, 2017 for $265 million in May 1996 (including redemption premiums and accrued interest thereon), and to reduce bank debt of TWI Cable Inc. by approximately $1.3 billion. In connection with the redemption of the 8.75% Debentures due April 1, 2017, Time Warner recognized an extraordinary loss of $9 million in May 1996.

     Generally, the terms of the Series K Preferred Stock only require Time Warner to pay cash dividends or to redeem, prior to its mandatory redemption date, any portion of the security for cash upon the receipt of certain cash distributions from TWE with respect to Time Warner's interests in the Series B Capital and Residual Capital of TWE (excluding stock option related distributions and certain tax related distributions). However, because such cash distributions are subject to restrictions under the TWE partnership agreement, Time Warner does not expect to pay cash dividends or to redeem any portion of the Series K Preferred Stock for cash in the foreseeable future. Instead, Time Warner expects to satisfy its dividend requirements through the issuance of additional shares of Series K Preferred Stock with an aggregate liquidation preference equal to the amount of such dividends. In addition, upon a reorganization of TWE, Time Warner must elect either to redeem each outstanding share of Series K Preferred Stock for cash, subject to certain conditions, or to exchange the Series K Preferred Stock for new Series L Preferred Stock, which also pays cumulative dividends at the rate of 10-1/4% per annum but is not linked to Time Warner's interest in the Series B Capital of TWE. The terms of the Series L Preferred Stock do not require Time Warner to pay cash dividends until July 2006 and provide Time Warner with an option to exchange the

Series L Preferred Stock, subject to certain conditions, into 10-1/4% Senior Subordinated Debentures which do not require the payment of cash interest until July 2006. See Note 7 to the accompanying consolidated financial statements for a summary of the principal terms of the Series K Preferred Stock.

Common Stock Repurchase Program

     In April 1996, Time Warner's Board of Directors authorized a program to repurchase, from time to time, up to 15 million shares of Time Warner common stock. In connection therewith, Time Warner entered into a five-year, $750 million revolving credit facility (the "Stock Option Proceeds Credit Facility") in May 1996 principally to support such stock repurchases. The common stock repurchased under the program is expected to be used to satisfy future share issuances related to the exercise of existing employee stock options. Actual repurchases in any period will be subject to market conditions. As of June 30, 1996, Time Warner had acquired approximately 8.8 million shares of its common stock for an aggregate cost of approximately $360 million. Such repurchases were principally funded with borrowings under the Stock Option Proceeds Credit Facility and available cash and equivalents.

     The Stock Option Proceeds Credit Facility provides for borrowings of up to $750 million, of which up to $100 million is reserved solely for the payment of interest and fees thereunder. At June 30, 1996, $225 million had been borrowed under the Stock Option Proceeds Credit Facility. Borrowings under the Stock Option Proceeds Credit Facility generally bear interest at LIBOR plus a margin equal to 75 basis points and are generally required to be prepaid from the cash proceeds received by Time Warner from the exercise of designated employee stock options. Such prepayments will permanently reduce the borrowing availability under the facility. At August 2, 1996, based on a closing market price of Time Warner common stock of $36.50, the aggregate exercise prices of outstanding vested, "in the money" stock options was approximately $1.5 billion, representing a 2 to 1 coverage ratio over the related borrowing availability. To the extent that such stock option proceeds are not sufficient to satisfy Time Warner's obligations under the Stock Option Proceeds Credit Facility, Time Warner is generally required to repay such borrowings using proceeds from the sale of shares of its common stock held in escrow under the Stock Option Proceeds Credit Facility or, at Time Warner's election, using available cash on hand. Time Warner initially placed 36 million shares in escrow under this arrangement and may, from time to time, have up to
52.5 million shares held in escrow. Such shares are not considered to be issued and outstanding capital stock of the Company.

     Because borrowings under the Stock Option Proceeds Credit Facility are expected to be principally repaid by Time Warner from the cash proceeds from the exercise of employee stock options, Time Warner's principal credit rating agencies have concluded that such borrowings and related financing costs are credit neutral and are excludable from debt and interest expense, respectively, for purposes of determining Time Warner's leverage and coverage ratios.

Debt Refinancings

     In 1996, as more fully described below, Time Warner continued to capitalize on favorable market conditions through certain debt refinancings, which lowered interest rates, staggered debt maturities and, with respect to the redemption of the 8.75% Convertible Debentures in February 1996, eliminated the potential dilution from the conversion of such securities into
25.7 million shares of common stock.

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

Cash Flows

     During the first six months of 1996, Time Warner's cash provided by operations amounted to $81 million and reflected $777 million of EBITDA from its Publishing, Music and Cable businesses and $132 million of distributions from TWE, less $426 million of interest payments, $133 million of income taxes, $36 million of corporate expenses and $233 million related to an increase in other working capital requirements, balance sheet accounts and noncash items. Cash used by operations of $99 million for the first six months of 1995 reflected $553 million of business segment EBITDA and $5 million of net distributions from TWE, less $289 million of interest payments, $127 million of income taxes, $39 million of corporate expenses and $202 million related to an increase in other working capital requirements, balance sheet accounts and noncash items.

     Cash used by investing activities increased to $303 million in the first six months of 1996, compared to $31 million in the first six months of 1995, principally as a result of the cash portion of the consideration paid to acquire CVI and related companies and a $129 million decrease in investment proceeds realized in 1995 in connection with management's debt reduction program. Capital expenditures increased to $161 million in the first six months of 1996, compared to $97 million in 1995, principally as a result of higher cable capital spending associated with Time Warner's cable acquisitions.

     Cash used by financing activities was $481 million for the first six months of 1996, compared to cash provided by financing activities of $445 million for the first six months of 1995. The use of cash in 1996 principally resulted from the use of $135 million of available cash and equivalents to finance a portion of the Company's share repurchase program and the use of $557 million of noncurrent cash and equivalents raised in the December 1995 issuance of the Preferred Trust Securities to redeem the remaining portion of the 8.75% Convertible Debentures in February 1996, offset in part by borrowings incurred to finance the cash portion of the consideration paid to acquire CVI and related companies. In addition, Time Warner raised approximately $1.55 billion of net proceeds in 1996 from the issuance of 1.6 billion shares of Series K Preferred Stock and used the net proceeds therefrom to reduce debt. Cash provided by financing activities in 1995 principally resulted from the issuance of $500 million principal amount of ten-year notes in June 1995, the proceeds of which were not used until September 1995 in connection with the redemption of a portion of the then outstanding 8.75% Convertible Debentures. Cash dividends paid increased to $135 million for the first six months of 1996, compared to $73 million for the first six months of 1995, principally as a result of dividends paid on the preferred stock issued in connection with the cable acquisitions and the ITOCHU/Toshiba Transaction.

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

Entertainment Group

Financial Condition

     The Entertainment Group had $5.6 billion of debt, $1.5 billion of Time Warner General Partners' Senior Capital and $6.7 billion of partners' capital at June 30, 1996, compared to $6.2 billion of debt, $1.4 billion of Time Warner General Partners' Senior Capital and $6.6 billion of partners' capital (net of the $169 million uncollected portion of the note receivable from U S
WEST) at December 31, 1995. Cash and equivalents were $218 million at June 30, 1996, compared to $209 million at December 31, 1995, reducing the debt-net-of-cash amounts for the Entertainment Group to $5.4 billion and $6 billion, respectively.

Cash Flows

     In the first six months of 1996, the Entertainment Group's cash provided by operations amounted to $1.198 billion and reflected $1.153 billion of EBITDA from the Filmed Entertainment, Broadcasting-The WB Network, Programming-HBO and Cable businesses and $359 million related to a reduction in working capital requirements, other balance sheet accounts and noncash items, less $247 million of interest payments, $32 million of income taxes and $35 million of corporate expenses. Cash provided by operations of $697 million in the first six months of 1995 reflected $988 million of business segment EBITDA and $76 million related to a reduction in working capital requirements, less $303 million of interest payments, $34 million of income taxes and $30 million of corporate expenses.

     Cash used by investing activities was $651 million in the first six months of 1996, compared to cash provided by investing activities of $175 million in the first six months of 1995, principally as a result of a $766 million decrease in investment proceeds realized in 1995 in connection with management's debt reduction program. Capital expenditures increased to $781 million in the first six months of 1996, compared to $704 million in the first six months of 1995, principally as a result of higher cable capital spending as discussed more fully below.

     Cash used by financing activities was $538 million in the first six months of 1996, compared to cash provided by financing activities of $320 million in the first six months of 1995, principally as a result of a $607 million net reduction in debt in 1996 and a $127 million increase in net distributions paid to Time Warner, offset in part by a $74 million decrease in collections on the note receivable from U S WEST.

     Management believes that TWE's operating cash flow, cash and equivalents and additional borrowing capacity are sufficient to fund its capital and liquidity needs for the foreseeable future.

Cable Capital Spending

     Since the beginning of 1994, Time Warner Cable has been engaged in a plan to upgrade the technological capability and reliability of its cable television systems and develop new services, which it believes will position the business for sustained, long-term growth. Capital spending by Time Warner
Cable, including the cable operations of both Time Warner and TWE, amounted to $681 million in the six months ended June 30, 1996, compared to $514 million in the six months ended June 30, 1995, and was financed in part through collections on the note receivable from U S WEST of $169 million and $243 million, respectively. Cable capital spending is budgeted to be approximately $900 million for the remainder of 1996 and is expected to be funded principally by cable operating cash flow.
In exchange for certain flexibility in establishing cable rate pricing structures for regulated services that went into effect on January 1, 1996 and consistent with Time Warner Cable's long-term strategic plan, Time Warner Cable has agreed with the FCC to invest a total of $4 billion in capital costs in connection with the upgrade of its cable infrastructure, which is expected to be substantially completed over the next five years.
The agreement with the FCC covers all of the cable operations of Time Warner Cable, including the owned or managed cable television systems of Time Warner, TWE and the TWE-Advance/Newhouse Partnership. Management expects to continue to finance such level of investment principally through the growth in cable operating cash flow derived from increases in subscribers and cable rates, bank credit agreement borrowings and the development of new revenue streams from expanded programming options, high speed data transmission, telephony and other services.

Warner Bros. Backlog

     Warner Bros.' backlog, representing the amount of future revenue not yet recorded from cash contracts for the licensing of theatrical and television product for pay cable, network, basic cable and syndicated television exhibition, amounted to $1.601 billion at June 30, 1996, compared to $1.056 billion at December 31, 1995 (including amounts relating to HBO of $208 million at June 30, 1996 and $175 million at December 31, 1995). Warner Bros.' backlog increased principally as a result of the licensing of the hit television series Friends and ER for domestic syndication and cable television exhibition beginning in 1998. Because backlog generally relates to contracts for the licensing of theatrical and television product which have already been produced, the recognition of revenue for such completed product is principally only dependent upon the commencement of the availability period for telecast under the terms of the related licensing agreement. In addition, cash licensing fees are collected periodically over the term of the related licensing agreements. Accordingly, the portion of backlog for which cash advances have not already been received has significant off-balance sheet asset value as a source of future funding. The backlog excludes advertising barter contracts, which are also expected to result in the future realization of cash through the sale of advertising spots received under such contracts.

Interest Rate and Foreign Currency Risk Management

Interest Rate Swap Contracts

     Time Warner uses interest rate swap contracts to adjust the proportion of total debt that is subject to variable and fixed interest rates. At June 30, 1996, Time Warner had interest rate swap contracts to pay floating-rates of interest (average six-month LIBOR rate of 5.5%) and receive fixed-rates of interest (average rate of 5.4%) on $2.6 billion notional amount of indebtedness, which resulted in approximately 46% of Time Warner's underlying debt, and 41% of the debt of Time Warner and the Entertainment Group combined, being subject to variable interest rates. The notional amount of outstanding contracts at June 30, 1996 by year of maturity, along with the related average fixed-rates of interest to be received and the average floating-rates of interest to be paid, are as follows: 1996-$300 million (receive-4.6%; pay-5.6%); 1998-$700 million (receive-5.5%; pay-5.6%); 1999-$1.2 billion (receive-5.5%;
pay-5.4%); and 2000-$400 million (receive-5.5%; pay-5.4%). At
December 31, 1995, Time Warner had interest rate swap contracts on a like-amount of $2.6 billion notional amount of indebtedness.

     Based on the level of interest rates prevailing at June 30, 1996, the fair value of Time Warner's fixed-rate debt was less than its carrying value by $12 million and it would have cost $58 million to terminate the related interest rate swap contracts, which combined is the equivalent of an unrealized loss of $46 million. Based on the level of interest rates prevailing at December 31, 1995, the fair value of Time Warner's fixed-rate debt exceeded its carrying value by $407 million and it would have cost $9 million to terminate its interest rate swap contracts, which combined was the equivalent of an unrealized loss of $416 million. Unrealized gains or losses on debt or interest rate swap contracts are not recognized for financial reporting purposes unless the debt is retired or the contracts are terminated prior to their maturity.

     Changes in the unrealized gains or losses on interest rate swap contracts and debt do not result in the realization or expenditure of cash unless the contracts are terminated or the debt is retired. However, based on Time Warner's variable-rate debt and related interest rate swap contracts outstanding at June 30, 1996, each 25 basis point increase or decrease in the level of interest rates would respectively increase or decrease Time Warner's annual interest expense and related cash payments by approximately $12 million, including $7 million related to interest rate swap contracts. Such potential increases or decreases are based on certain simplifying assumptions, including a constant level of variable-rate debt and related interest rate swap contracts during the period and, for all maturities, an immediate, across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period.

Foreign Exchange Contracts

     Time Warner uses foreign exchange contracts primarily to hedge the risk that unremitted or future royalties and license fees owed to Time Warner or TWE domestic companies for the sale or anticipated sale of U.S. copyrighted products abroad may be adversely affected by changes in foreign currency exchange rates. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, Time Warner hedges a portion of its and TWE's combined foreign currency exposures anticipated over the ensuing twelve month period. At June 30, 1996, Time Warner has effectively hedged approximately half of the combined estimated foreign currency exposures that principally relate to anticipated cash flows to be remitted to the U.S. over the ensuing twelve month period, using foreign exchange contracts that generally have maturities of six months or less, which are generally rolled over to provide continuing coverage throughout the year. Time Warner often closes foreign exchange sale contracts by purchasing an offsetting purchase contract. At June 30, 1996, Time Warner had contracts for the sale of $483 million and the purchase of $165 million of foreign currencies at fixed rates, primarily English pounds (28% of net contract value), German marks (23%), Canadian dollars (19%), French francs (14%) and Japanese yen (11%), compared to contracts for the sale of $504 million and the purchase of $140 million of foreign currencies at December 31, 1995.

     Unrealized gains or losses related to foreign exchange contracts are recorded in income as the market value of such contracts change; accordingly, the carrying value of foreign exchange contracts approximates market value. The carrying value of foreign exchange contracts was not material at June 30, 1996 and December 31, 1995. No cash is required to be received or paid with respect to such gains and losses until the related foreign exchange contracts are settled, generally at their respective maturity dates. For the six months ended June 30, 1996 and 1995, Time Warner recognized $11 million in gains and $26 million in losses, respectively, and TWE recognized $4 million in gains and $13 million in losses, respectively, on foreign exchange contracts, which were or are expected to be offset by corresponding decreases and increases, respectively, in the dollar value of foreign currency royalties and license fee payments that have been or are anticipated to be received in cash from the sale of U.S. copyrighted products abroad. Time Warner reimburses or is reimbursed by TWE for contract gains and losses related to TWE's foreign currency exposure. Foreign currency contracts are placed with a number of major financial institutions in order to minimize credit risk.

     Based on the foreign exchange contracts outstanding at June 30, 1996, each 5% devaluation of the U.S. dollar as compared to the level of foreign exchange rates for currencies under contract at June 30, 1996 would result in approximately $24 million of unrealized losses and $8 million of unrealized gains on foreign exchange contracts involving foreign currency sales and purchases, respectively. Conversely, a 5% appreciation of the U.S. dollar would result in $24 million of unrealized gains and $8 million of unrealized losses, respectively. At June 30, 1996, none of Time Warner's foreign exchange purchase contracts relates to TWE's foreign currency exposure. However, with regard to the $24 million of unrealized losses or gains on foreign exchange sale contracts, Time Warner would be reimbursed by TWE, or would reimburse TWE, respectively, for approximately $5 million related to TWE's foreign currency exposure. Consistent with the nature of the economic hedge provided by such foreign exchange contracts, such unrealized gains or losses would be offset by corresponding decreases or increases, respectively, in the dollar value of future foreign currency royalty and license fee payments that would be received in cash within the ensuing twelve month period from the sale of U.S. copyrighted products abroad.

                         TIME WARNER INC.
                    CONSOLIDATED BALANCE SHEET
                            (Unaudited)
                                                 June 30,     December 31,
                                                   1996           1995
                                                  (millions, except
                                                  per share amounts)
ASSETS
Current assets
Cash and equivalents                             $   482       $   628
Receivables, less allowances of
   $746 and $786                                   1,356         1,755
Inventories                                          450           443
Prepaid expenses                                     936           894

Total current assets                               3,224         3,720

Cash and equivalents segregated for
   redemption of long-term debt                        -           557
Investments in and amounts due to and
   from Entertainment Group                        5,945         5,734
Other investments                                  2,507         2,389
Property, plant and equipment, net                 1,481         1,119
Music catalogues, contracts and copyrights         1,080         1,140
Cable television franchises                        3,970         1,696
Goodwill                                           5,825         5,213
Other assets                                         476           564

Total assets                                     $24,508       $22,132

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts and royalties payable                   $ 1,361       $ 1,427
Debt due within one year                              43            34
Other current liabilities                          1,358         1,566

Total current liabilities                          2,762         3,027

Long-term debt                                     9,928         9,907
Borrowings against future stock
  option proceeds                                    225             -
Deferred income taxes                              3,983         3,420
Unearned portion of paid subscriptions               688           654
Other liabilities                                    544           508
Company-obligated mandatorily redeemable
  preferred securities of subsidiaries
  holding solely subordinated notes and
  debentures of the Company (a)                      949           949
Series K exchangeable preferred stock,
  $1 par value, 1.6 million shares
  outstanding at June 30, 1996 and
  $1.636 billion liquidation preference            1,586             -

Shareholders' equity
Preferred stock, $1 par value, 35.6 million
  and 29.7 million shares outstanding, $3.559
  billion and $2.994 billion liquidation
  preference                                          36            30
Common stock, $1 par value, 386.8 million
  and 387.7 million shares outstanding
  (excluding 53.2 million and 45.7 million
  treasury shares)                                   387           388
Paid-in capital                                    5,866         5,422
Unrealized gains on certain marketable
  securities                                         177           116
Accumulated deficit                               (2,623)       (2,289)

Total shareholders' equity                         3,843         3,667

Total liabilities and shareholders' equity       $24,508       $22,132
____________
(a) Includes $374 million of preferred securities that are redeemable for cash, or at Time Warner's option, approximately 12.1 million shares of Hasbro, Inc.
     common stock owned by Time Warner (Note 6).

See accompanying notes.

                         TIME WARNER INC.
               CONSOLIDATED STATEMENT OF OPERATIONS
                           (Unaudited)
                                        Three Months     Six Months
                                        Ended June 30,   Ended June 30,
                                        1996     1995    1996   1995
                                     (millions, except per share amounts)

Revenues (a)                           $2,139  $1,907   4,207  $3,724

Cost of revenues (a)(b)                 1,248   1,019   2,525   2,122
Selling, general and
  administrative (a)(b)                   676     704   1,357   1,280

Operating expenses                      1,924   1,723   3,882   3,402

Business segment operating income         215     184     325     322
Equity in pretax income of
  Entertainment Group (a)                  93      84     209     106
Interest and other, net (a)              (282)   (201)   (578)   (356)
Corporate expenses (a)                    (18)    (19)    (36)    (39)

Income (loss) before income taxes           8      48     (80)     33
Income tax provision                      (39)    (56)    (44)    (88)

Loss before extraordinary item            (31)     (8)   (124)    (55)
Extraordinary loss on retirement
  of debt, net of $5 million and
  $22 million income tax benefit           (9)      -     (35)      -

Net loss                                  (40)     (8)   (159)    (55)

Preferred dividend requirements           (70)     (5)   (104)     (8)

Net loss applicable to common shares   $ (110)  $ (13) $ (263)  $ (63)

Loss per common share:
Loss before extraordinary item         $(0.26) $(0.03) $(0.58) $(0.17)

Net loss                               $(0.28) $(0.03) $(0.67) $(0.17)

Average common shares                   389.5   381.4   390.6   380.5
__________________
(a) Includes the following income (expenses) resulting from transactions with the Entertainment Group and other related companies for the three and six months ended June 30, 1996, respectively, and for the corresponding periods in the prior year: revenues- $62 million and $103 million in 1996, and $49 million and $94 million in 1995; cost of revenues- $(53) million and $(79) million in 1996, and $(25) million and $(49) million in 1995; selling, general and administrative- $5 million and $5 million in 1996, and $16 million and $29 million in 1995; equity in pretax income of Entertainment Group- $4 million and $(4) million in 1996, and $(26) million and $(60) million in 1995; interest and other, net- $(8) million and $(17) million in 1996, and $(5) million and $1 million in 1995; and corporate expenses-
$18 million and $35 million in 1996, and $15 million and $30 million in 1995.

(b) Includes depreciation and
amortization expense of:                $ 224  $  119   $ 452   $ 231


See accompanying notes.

                         TIME WARNER INC.
               CONSOLIDATED STATEMENT OF CASH FLOWS
                           (Unaudited)
                                                         Six Months
                                                        Ended June 30,
                                                       1996       1995
                                                          (millions)
OPERATIONS
Net loss                                             $ (159)    $ (55)
Adjustments for noncash and nonoperating items:
Extraordinary loss on retirement of debt                 35         -
Depreciation and amortization                           452       231
Noncash interest expense                                 46       116
Excess of equity in pretax income of
   Entertainment Group over distributions               (77)     (101)
Changes in operating assets and liabilities            (216)     (290)

Cash provided (used) by operations                       81       (99)

INVESTING ACTIVITIES
Investments and acquisitions                           (307)     (228)
Capital expenditures                                   (161)      (97)
Investment proceeds                                     165       294

Cash used by investing activities                      (303)      (31)

FINANCING ACTIVITIES
Borrowings                                            2,298       650
Debt repayments                                      (4,074)     (166)
Borrowings against future stock
  option proceeds                                       225         -
Repurchases of Time Warner common stock                (360)        -
Issuance of Series K Preferred Stock                  1,552         -
Dividends paid                                         (135)      (73)
Other                                                    13        34

Cash provided (used) by financing activities           (481)      445

INCREASE (DECREASE) IN CASH AND EQUIVALENTS            (703)      315

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD (a)       1,185       282

CASH AND EQUIVALENTS AT END OF PERIOD                $  482      $597
_______________
(a) Includes current and noncurrent cash and equivalents at December 31, 1995.


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

     The operating results of Time Warner's various business interests are presented herein as an indication of financial performance (Note 9). Except for start-up losses incurred in connection with The WB Network, Time Warner's principal business interests generate significant operating income and cash flow from operations. The cash flow from operations generated by such business interests is significantly greater than their operating income due to significant amounts of noncash amortization of intangible assets recognized in various acquisitions accounted for by the purchase method of accounting. Noncash amortization of intangible assets recorded by Time Warner's business interests, including the unconsolidated business interests of the Entertainment Group, amounted to $256 million and $199 million for the three months ended June 30, 1996 and 1995, respectively, and $523 million and $388 million for the six months ended June 30, 1996 and 1995, respectively.

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

     The consolidated financial statements of Time Warner reflect the acquisitions of Summit Communications Group, Inc. ("Summit") effective as of May 2, 1995, KBLCOM Incorporated ("KBLCOM") effective as of July 6, 1995 and Cablevision Industries Corporation ("CVI") and related companies effective as of January 4, 1996 (collectively, the "Cable Acquisitions"). Certain reclassifications have been made to the 1995 financial statements to conform to the 1996 presentation.

     Effective January 1, 1996, Time Warner adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("FAS 121"), which established standards for the recognition and measurement of impairment losses on long-lived assets and certain intangible assets. The adoption of FAS 121 did not have a material effect on Time Warner's financial statements.

2.   ENTERTAINMENT GROUP

     Time Warner's investment in and amounts due to and from the Entertainment Group at June 30, 1996 and December 31, 1995 consists of the following:

                                                 June 30,     December 31,
                                                   1996          1995
                                                        (millions)
Investment in TWE                                 $6,239        $6,179
Stock option related distributions due
  from TWE                                           137           122
Credit agreement debt due to TWE                    (400)         (400)
Other liabilities due to TWE, principally
  related to home video distribution                (281)         (354)
Other receivables due from TWE                       135            76
Investment in and amounts due to and
  from TWE                                         5,830         5,623
Investment in other Entertainment Group
  companies                                          115           111
Total                                             $5,945        $5,734


    TWE is a Delaware limited partnership that was capitalized on June 30, 1992 to own and operate substantially all of the Filmed Entertainment, Programming-HBO and Cable businesses previously owned by subsidiaries of Time Warner. Certain Time Warner subsidiaries are the general partners of TWE ("Time Warner General Partners"). Time Warner acquired the aggregate 11.22% limited partnership interests previously held by subsidiaries of each of ITOCHU Corporation and Toshiba Corporation in 1995 for an aggregate cost of $1.36 billion, consisting of 15 million shares of convertible preferred stock (Series G Preferred Stock, Series H Preferred Stock and Series I Preferred Stock) and $10 million in cash (the "ITOCHU/Toshiba Transaction"). Accordingly, Time Warner and certain of its wholly-owned subsidiaries collectively own general and limited partnership interests in 74.49% of the Series A Capital and Residual Capital of TWE, and 100% of the Senior Capital and Series B Capital of TWE. The remaining 25.51% limited partnership interests in the Series A Capital and Residual Capital of TWE are owned by U S WEST. The ITOCHU/Toshiba Transaction was accounted for by the purchase method of accounting for business combinations.

    The TWE partnership agreement provides for special allocations of income, loss and distributions of partnership capital, including priority distributions in the event of liquidation. TWE reported net income of $168 million and $60 million in the six months ended June 30, 1996 and 1995, respectively, no portion of which was allocated to the limited partnership interests.

    Each Time Warner General Partner has guaranteed a pro rata portion of approximately $5.5 billion of TWE's debt and accrued interest at June 30, 1996, based on the relative fair value of the net assets each Time Warner General Partner contributed to TWE. Such indebtedness is recourse to each Time Warner General Partner only to the extent of its guarantee.

     Set forth below is summarized financial information of the Entertainment Group, which reflects the consolidation by TWE of the TWE-Advance/Newhouse Partnership effective as of April 1, 1995, the deconsolidation of Six Flags Entertainment Corporation ("Six Flags") effective as of June 23, 1995 and the consolidation of Paragon Communications ("Paragon") effective as of July 6, 1995.

TIME WARNER ENTERTAINMENT GROUP
                                        Three Months     Six Months
                                        Ended June 30,   Ended June 30,
                                        1996    1995     1996   1995
                                                 (millions)
Operating Statement Information
Revenues                               $2,610  $2,435  $5,097  $4,508
Depreciation and amortization             295     283     585     513
Business segment operating income         297     274     568     475
Interest and other, net                   134     140     222     304
Minority interest                          52      35     102      35
Income before income taxes                 93      84     209     106
Net income                                 72      59     170      70


                                                         Six Months
                                                        Ended June 30,
                                                       1996       1995
                                                         (millions)
Cash Flow Information
Cash provided by operations                          $1,198    $  697
Capital expenditures                                   (781)     (704)
Investments and acquisitions                            (66)      (83)
Investment proceeds                                     196       962
Borrowings                                               63       235
Debt repayments                                        (670)     (237)
Collections on note receivable from U S WEST            169       243
Capital distributions                                  (132)       (5)
Increase in cash and equivalents                          9     1,192

                                                   June 30,   December 31,
                                                     1996         1995
                                                        (millions)
Balance Sheet Information
Cash and equivalents                              $   218      $   209
Total current assets                                2,710        2,909
Total assets                                       18,968       18,960
Total current liabilities                           3,295        3,230
Long-term debt                                      5,575        6,137
Minority interests                                    848          726
Time Warner General Partners' Senior Capital        1,483        1,426
Partners' capital                                   6,735        6,576

     The assets and cash flows of TWE are restricted by the TWE partnership and credit agreements and are unavailable for use by the partners except through the payment of certain fees, reimbursements, cash distributions and loans, which are subject to limitations. At June 30, 1996 and December 31, 1995, the Time Warner General Partners had recorded $137 million and $122 million, respectively, of stock option related distributions due from TWE, based on closing prices of Time Warner common stock of $39.25 and $37.875, respectively. Time Warner is paid when the options are exercised. The Time Warner General Partners also receive tax-related distributions from TWE. The payment of such distributions was previously subject to restrictions until July 1995 and is now made to the Time Warner General Partners on a current basis. During the six months ended June 30, 1996, the Time Warner General Partners received distributions from TWE in the amount of $132 million, consisting of $123 million of tax-related distributions and $9 million of stock option related distributions. During the six months ended June 30, 1995, the Time Warner General Partners received $5 million of stock option related distributions from TWE.

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

     On January 4, 1996, Time Warner acquired CVI and related companies that owned cable television systems serving approximately 1.3 million subscribers, in exchange for the issuance of approximately 2.9 million shares of common stock and approximately 6.3 million shares of new convertible preferred stock ("Series E Preferred Stock" and "Series F Preferred Stock"), as adjusted, and the assumption or incurrence of approximately $2 billion of indebtedness. The acquisition was accounted for by the purchase method of accounting for business combinations; accordingly, the cost to acquire CVI and related companies of $904 million was preliminarily allocated to the net assets acquired in proportion to estimates of their respective fair values, as follows: cable television franchises-$2.390 billion; goodwill-$688 million; other current and noncurrent assets-$481 million; long-term debt-$1.766 billion; deferred income taxes-$731 million; and other current and noncurrent liabilities-$158 million.

     The accompanying consolidated statement of operations includes the operating results of each business from the respective closing date of each transaction. On a pro forma basis, giving effect to (i) all of the aforementioned cable transactions, (ii) the ITOCHU/Toshiba Transaction, (iii) the 1995 and early 1996 refinancing of approximately $4 billion of public debt by Time Warner and the 1995 execution of a new $8.3 billion credit agreement, under which approximately $2.7 billion of debt assumed in the cable acquisitions was refinanced by subsidiaries of Time Warner and $2.6 billion of pre-existing bank debt was refinanced by TWE, (iv) the issuance in April 1996 of 1.6 million shares of 10-1/4% Series K exchangeable preferred stock and the use of approximately $1.55 billion of net proceeds therefrom to reduce debt, (v) the sale of 51% of TWE's interest in Six Flags and (vi) the sale or expected sale or transfer of certain unclustered cable television systems owned by TWE, as if each of such transactions had occurred at the beginning of 1995, Time Warner would have reported for the three months ended June 30, 1996 and 1995, respectively, revenues of $2.139 billion and $2.113 billion, depreciation and amortization of $224 million and $237 million, operating income of $215 million and $171 million, equity in the pretax income of the Entertainment Group of $93 million and $73 million, a loss before extraordinary item of $29 million and $50 million ($0.27 and $0.33 per common share) and a net loss of $38 million and $50 million ($.29 and $0.33 per common share).

     On a pro forma basis, giving effect to the transactions described above as if each had occurred at the beginning of 1995, Time Warner would have reported for the six months ended June 30, 1996 and 1995, respectively, revenues of $4.207 billion and $4.138 billion, depreciation and amortization of $452 million and $467 million, operating income of $325 million and $290 million, equity in the pretax income of the Entertainment Group of $209 million and $128 million, a loss before extraordinary item of $102 million and $94 million ($0.66 and $0.65 per common share) and a net loss of $137 million and $94 million ($0.75 and $0.65 per common share).

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

     In April 1996, Time Warner raised approximately $1.55 billion of net proceeds in a private placement of 10-1/4% Series K exchangeable preferred stock (Note 7). The proceeds were used by Time Warner to redeem $250 million principal amount of 8.75% Debentures due April 1, 2017 for approximately $265 million in May 1996 (including redemption premiums and accrued interest thereon), and to reduce bank debt of TWI Cable Inc. by approximately $1.3 billion. In connection with the redemption of the 8.75% Debentures due April 1, 2017, Time Warner recognized an extraordinary loss of $9 million in May 1996.

5.   BORROWINGS AGAINST FUTURE STOCK OPTION PROCEEDS

     In connection with a newly-authorized common stock repurchase program (Note 8), Time Warner entered into a five-year, $750 million revolving credit facility (the "Stock Option Proceeds Credit Facility") in May 1996 principally to support such stock repurchases, of which up to $100 million is reserved solely for the payment of interest and fees thereunder. At June 30, 1996, Time Warner had borrowed $225 million under the Stock Option Proceeds Credit Facility. Borrowings under the Stock Option Proceeds Credit Facility generally bear interest at LIBOR plus a margin equal to 75 basis points and are generally required to be prepaid from the cash proceeds received by Time Warner from the exercise of designated employee stock options. Such prepayments will permanently reduce the borrowing availability under the facility. At August 2, 1996, based on a closing market price of Time Warner common stock of $36.50, the aggregate exercise prices of outstanding vested, "in the money" stock options was approximately $1.5 billion, representing a 2 to 1 coverage ratio over the related borrowing availability. To the extent that such stock option proceeds are not sufficient to satisfy Time Warner's obligations under the Stock Option Proceeds Credit Facility, Time Warner is generally required to repay such borrowings using proceeds from the sale of shares of its common stock held in escrow under the Stock Option Proceeds Credit Facility or, at Time Warner's election, using available cash on hand. Time Warner initially placed 36 million shares in escrow under this arrangement and may, from time to time, have up to
52.5 million shares held in escrow. Such shares are not considered to be issued and outstanding capital stock of the Company.

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

7.   SERIES K EXCHANGEABLE PREFERRED STOCK

     In April 1996, Time Warner raised approximately $1.55 billion of net proceeds in a private placement of 1.6 million shares of 10-1/4% Series K exchangeable preferred stock ("Series K Preferred Stock"). The issuance of the Series K Preferred Stock allowed the Company to realize cash proceeds through a security whose payment terms are principally linked (until a reorganization of TWE occurs, if any) to a portion of Time Warner's currently noncash-generating interest in the Series B Capital of TWE. The proceeds raised from this transaction were used by Time Warner to reduce debt. Pursuant to a registered exchange offer expected to be made, Time Warner plans to exchange the privately-placed Series K Preferred Stock for registered Series M exchangeable preferred stock with substantially identical terms.

     Each share of Series K Preferred Stock is entitled to a liquidation preference of $1,000 and entitles the holder thereof to receive cumulative dividends at the rate of 10-1/4% per annum, payable quarterly (1) in cash, to the extent of an amount equal to the Pro Rata Percentage (as defined below) multiplied by the amount of cash distributions received by Time Warner from TWE with respect to its interests in the Series B Capital and Residual Capital of TWE, excluding stock option related distributions and certain tax related distributions (collectively, "Eligible TWE Cash Distributions"), or (2) to the extent of any balance, at Time Warner's option, (i) in cash or
(ii) in-kind, through the issuance of additional shares of Series K Preferred Stock with an aggregate liquidation preference equal to the amount of such dividends. The "Pro Rata Percentage" is equal to the ratio of (1) the aggregate liquidation preference of the outstanding shares of Series K Preferred Stock, including any accumulated and unpaid dividends thereon, to (2) Time Warner's total interest in the Series B Capital of TWE, including any undistributed priority capital return thereon. Because cash distributions to Time Warner with respect to its interests in the Series B Capital and Residual Capital of TWE are generally restricted until June 30, 1998 and are subject to additional limitations thereafter under the TWE partnership agreement, Time Warner does not expect to pay cash dividends in the foreseeable future.

     The Series K Preferred Stock may be redeemed at the option of Time Warner, in whole or in part, on or after July 1, 2006, subject to certain conditions, at an amount per share equal to its liquidation preference plus accumulated and accrued and unpaid dividends thereon, and a declining premium through July 1, 2010 (the "Optional Redemption Price"). Time Warner is required to redeem shares of Series K Preferred Stock representing up to 20%, 25%, 33-1/3 % and 50% of the then outstanding liquidation preference of the Series K Preferred Stock on July 1 of 2012, 2013, 2014 and 2015, respectively, at an amount equal to the aggregate liquidation preference of the number of shares to be redeemed plus accumulated and accrued and unpaid dividends thereon (the "Mandatory Redemption Price"). Total payments in respect of such mandatory redemption obligations on any redemption date are limited to an amount equal to the Pro Rata Percentage of any cash distributions received by Time Warner from TWE in the preceding year in connection with the redemption of Time Warner's interest in the Series B Capital of TWE and in connection with certain cash distributions related to Time Warner's interest in the Residual Capital of TWE. The redemption of the Series B Capital of TWE is scheduled to occur ratably over a five-year period commencing on June 30, 2011. Time Warner is required to redeem any remaining outstanding shares of Series K Preferred Stock on July 1, 2016 at the Mandatory Redemption Price; however, in the event that Time Warner's interest in the Series B Capital of TWE has not been redeemed in full prior to such final mandatory redemption date, payments in respect of the final mandatory redemption obligation of the Series K Preferred Stock in 2016 will be limited to an amount equal to the lesser of the Mandatory Redemption Price and an amount equal to the Pro Rata Percentage of the fair market value of TWE (net of taxes) attributable to Time Warner's interests in the Series B Capital and Residual Capital of TWE. Accordingly, there is no assurance that such value will result in the redemption of the Series K Preferred Stock at its full liquidation preference plus accumulated and accrued and unpaid dividends thereon.

     Upon a reorganization of TWE, as defined in the related certificate of designation, Time Warner must elect either to (1) exchange each outstanding share of Series K Preferred Stock for shares of a new series of 10-1/4% exchangeable preferred stock ("Series L Preferred Stock") or (2) subject to certain conditions, redeem the outstanding shares of Series K Preferred Stock at an amount per share equal to 110% of the liquidation preference thereof, plus accumulated and accrued and unpaid dividends thereon or, after July 1, 2006, at the Optional Redemption Price. The Series L Preferred Stock has terms similar to those of the Series K Preferred Stock, except that (i) Time Warner may only pay dividends in-kind until June 30, 2006, (ii) Time Warner is required to redeem the outstanding shares of Series L Preferred Stock on July 1, 2011 at an amount per share equal to the liquidation preference thereof, plus accumulated and accrued and unpaid dividends thereon and (iii) Time Warner has the option to exchange, in whole but not in part, subject to certain conditions, the outstanding shares of Series L Preferred Stock for Time Warner 10-1/4% Senior Subordinated Debentures due July 1, 2011 (the "Senior Subordinated Debentures") having a principal amount equal to the liquidation preference of the Series L Preferred Stock plus accrued and unpaid dividends thereon. Interest on the Senior Subordinated Debentures is payable in cash or, at Time Warner's option through June 30, 2006, in-kind through the issuance of additional Senior Subordinated Debentures with a principal amount equal to such interest. The Senior Subordinated Debentures may be redeemed at the option of Time Warner, in whole or in part, on or after July 1, 2006, subject to certain conditions, at an amount per debenture equal to its principal amount plus accrued and unpaid interest, and a declining premium through July 1, 2010.

8.   CAPITAL STOCK
     Changes in shareholders' equity are as follows:
                                                        Six Months
                                                       Ended June 30,
                                                      1996      1995
                                                       (millions)

Balance at beginning of year                         $3,667     $1,148
Net loss                                               (159)       (55)
Common dividends declared                               (70)       (69)
Preferred dividends declared                           (104)        (8)
Repurchases of Time Warner common stock                (360)         -
Issuance of common stock and preferred stock
  in the Cable Acquisitions                             680        383
Unrealized gains on certain marketable
  equity investments                                     61          4
Other, principally shares issued pursuant
  to stock option and dividend
  reinvestment plans                                    128         76

Balance at June 30                                   $3,843     $1,479

     In April 1996, Time Warner's Board of Directors authorized a program to repurchase, from time to time, up to 15 million shares of Time Warner common stock. The common stock repurchased under the program is expected to be used to satisfy future share issuances related to the exercise of existing employee stock options. Actual repurchases in any period will be subject to market conditions. As of June 30, 1996, Time Warner had acquired approximately 8.8 million shares of its common stock for an aggregate cost of approximately $360 million. Such repurchases were principally funded with borrowings under the Stock Option Proceeds Credit Facility (Note 5) and available cash and equivalents.

9.   SEGMENT INFORMATION

     Time Warner's businesses are conducted in three fundamental areas: Entertainment, consisting principally of interests in recorded music and music publishing, filmed entertainment, broadcasting, theme parks and cable television programming; News and Information, consisting principally of interests in magazine publishing, book publishing and direct marketing; and Telecommunications, consisting principally of interests in cable television systems. Time Warner's interests in filmed entertainment, broadcasting, theme parks, cable television programming and a majority of its cable television systems are held by the Entertainment Group, which is not consolidated for financial reporting purposes.

     Information as to the operations of Time Warner and the Entertainment Group in different business segments is set forth below. The operating results of Time Warner reflect the acquisitions of Summit effective as of May 2, 1995, KBLCOM effective as of July 6, 1995 and CVI and related companies effective as of January 4, 1996. The operating results of the Entertainment Group reflect the formation of the TWE-Advance/Newhouse Partnership effective as of April 1, 1995, the deconsolidation of Six Flags effective as of June 23, 1995 and the consolidation of Paragon effective as of July 6, 1995. The operating results of Six Flags prior to June 23, 1995 are reported separately to facilitate comparability.

                                         Three Months     Six Months
                                         Ended June 30,   Ended June 30,
                                        1996     1995     1996     1995
Revenues                                        (millions)
Time Warner:
Publishing                             $1,038   $ 928     $1,917  $1,759
Music                                     876     986      1,859   1,977
Cable                                     230       -        447       -
Intersegment elimination                   (5)     (7)       (16)    (12)

Total                                  $2,139  $1,907     $4,207  $3,724

Entertainment Group:
Filmed Entertainment                   $1,272  $1,154     $2,490  $2,338
Six Flags Theme Parks                       -     204          -     227
Broadcasting - The WB Network              18       3         33       6
Programming - HBO                         456     396        875     786
Cable                                     961     760      1,908   1,338
Intersegment elimination                  (97)    (82)      (209)   (187)

Total                                  $2,610  $2,435     $5,097  $4,508

                                        Three Months       Six Months
                                        Ended June 30,     Ended June 30,
                                        1996     1995      1996    1995
Operating Income                                   (millions)
Time Warner:
Publishing                              $ 125   $ 114    $ 181   $ 169
Music                                      70      70      125     153
Cable                                      20       -       19       -

Total                                   $ 215   $ 184    $ 325   $ 322

Entertainment Group:
Filmed Entertainment                    $  79   $  59    $ 152   $ 126
Six Flags Theme Parks                       -      31        -      29
Broadcasting - The WB Network             (12)    (12)     (36)    (33)
Programming - HBO                          83      70      159     137
Cable                                     147     126      293     216

Total                                   $ 297   $ 274    $ 568   $ 475

                                        Three Months       Six Months
                                        Ended June 30,     Ended June 30,
                                        1996     1995      1996     1995
Depreciation of Property,                       (millions)
   Plant and Equipment
Time Warner:
Publishing                               $ 17    $ 15     $ 32    $ 28
Music                                      19      24       42      47
Cable                                      33       -       66       -

Total                                    $ 69    $ 39     $140    $ 75

Entertainment Group:
Filmed Entertainment                     $ 33    $ 23    $ 65     $ 45
Six Flags Theme Parks                       -      19       -       20
Broadcasting - The WB Network               -       -       -        -
Programming - HBO                           4       5       9        9
Cable                                     157     117     300      207

Total                                    $194    $164    $374     $281

                                         Three Months    Six Months
                                         Ended June 30,  Ended June 30,
                                         1996     1995   1996     1995
Amortization of Intangible Assets (1)            (millions)
Time Warner:
Publishing                               $ 14    $  9     $ 23    $ 18
Music                                      76      71      144     138
Cable                                      65       -      145       -

Total                                    $155    $ 80     $312    $156

Entertainment Group:
Filmed Entertainment                     $ 29    $ 35     $ 60    $ 69
Six Flags Theme Parks                       -       8        -      11
Broadcasting - The WB Network               -       -        -       -
Programming - HBO                           -       -        -       -
Cable                                      72      76      151     152

Total                                    $101    $119     $211    $232
__________________
(1) Amortization includes all amortization relating to the acquisitions of Warner Communications Inc. ("WCI") in 1989, the
American Television and Communications Corporation ("ATC") minority interest in 1992, the acquisitions of KBLCOM and Summit in 1995 and CVI and related companies in 1996, and to other business combinations accounted for by the purchase method.

10.  CONTINGENCIES

     Pending legal proceedings are substantially limited to litigation incidental to businesses of Time Warner and alleged damages in connection with class action lawsuits. In the opinion of counsel and management, the ultimate resolution of these matters will not have a material effect on the consolidated financial statements of Time Warner.

11.  ADDITIONAL FINANCIAL INFORMATION

     Additional financial information is as follows:
                                                        Six Months
                                                        Ended June 30,
                                                        1996     1995
                                                          (millions)

Interest expense                                        $471     $429
Cash payments made for interest                          426      289
Cash payments made for income taxes                      169      141
Tax-related distributions received from TWE              123        -
Income tax refunds received                               36       14
Noncash dividends                                         36        -

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

Significant Transactions

     In 1996, certain transactions were completed by Time Warner and TWE that have had an effect on TWE's results of operations and financial condition. Such transactions include:

    * The acquisition by Time Warner of Cablevision Industries Corporation ("CVI") and related companies on January 4, 1996, which strengthened Time Warner Cable's geographic clusters of cable television systems and substantially increased the number of cable subscribers managed by Time Warner Cable. Time Warner Cable now serves approximately 11.8 million subscribers in neighborhoods passing nearly 20% of the television homes in the U.S.

    * The closing of certain previously-announced sales by TWE of unclustered cable television systems which raised approximately $90 million of net proceeds for debt reduction. Including the 1995 sale of 51% of its interest in Six Flags Entertainment Corporation ("Six Flags"), TWE has now completed transactions that have raised approximately $1.1 billion for debt reduction.

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

RESULTS OF OPERATIONS

     EBITDA and operating income for TWE for the three and six
months ended June 30, 1996 and 1995 are as follows:
                       Three Months Ended June 30,  Six Months Ended June 30,
                       EBITDA    Operating Income   EBITDA  Operating Income
                       1996  1995    1996   1995    1996    1995   1996 1995
                                           (millions)
Filmed Entertainment     $140  $109  $ 79  $ 52     $  271  $230 $ 149  $119
Six Flags Theme Parks       -    58     -    31          -    60     -    29
Broadcasting - The
  WB Network              (12)  (12)  (12)  (12)       (36)  (33)  (36)  (33)
Programming - HBO          87    74    83    70        168   145   159   137
Cable                     376   312   147   125        744   556   293   205

Total                    $591  $541  $297  $266     $1,147  $958  $565  $457

Three Months Ended June 30, 1996 Compared to the Three Months
Ended June 30, 1995

    TWE had revenues of $2.608 billion, and net income of $74 million for the three months ended June 30, 1996, compared to revenues of $2.392 billion and net income of $56 million for the three months ended June 30, 1995.

    On a pro forma basis, giving effect to (i) the 1995 formation of the TWE-Advance/Newhouse Partnership, (ii) the 1995 refinancing of approximately $2.6 billion of pre-existing bank debt, (iii) the 1995 consolidation of Paragon, (iv) the 1995 reacquisition of the Time Warner Service Partnership Assets, (v) the 1995 sale of 51% of TWE's interest in Six Flags and (vi) the sale or expected sale or transfer of certain unclustered cable television systems owned by TWE, as if each of such transactions had occurred at the beginning of 1995, TWE would have reported for the three months ended June 30, 1995, revenues of $2.317 billion, depreciation and amortization of $259 million, operating income of $241 million and net income of $47 million. No pro forma financial information has been presented for TWE for the three months ended June 30, 1996 because all of such transactions are already reflected, in all material respects, in the historical financial statements of TWE.

    As discussed more fully below, TWE's historical operating results in 1996 as compared to pro forma results in 1995 reflect an overall increase in operating income generated by its business segments, offset in part by a decrease in investment-related income and an increase in minority interest expense related to the TWE-Advance/Newhouse Partnership. On a historical basis, the positive effect from such underlying operating trends was slightly mitigated by the lack of contribution of Six Flags's operating results in 1996 which exceeded interest savings on lower average debt levels related to management's debt reduction program.

    As a U.S. partnership, TWE is not subject to U.S. federal and state income taxation. Income and withholding taxes of $21 million and $25 million in the three months ended June 30, 1996 and 1995, respectively, have been provided in respect of the operations of TWE's domestic and foreign subsidiary corporations.

     Filmed Entertainment. Revenues increased to $1.270 billion, compared to $1.151 billion in the second quarter of 1995. EBITDA increased to $140 million from $109 million. Depreciation and amortization, including amortization related to the purchase of WCI, amounted to $61 million in 1996 and $57 million in 1995. Operating income increased to $79 million from $52 million. Revenues benefited from increases in worldwide theatrical, home video and television distribution operations. Domestic theatrical revenues in 1996 were led by the success of Twister and exceeded the prior year's performance despite difficult comparisons to successful films such as Batman Forever. EBITDA and operating income benefited from the revenue gains.

    Six Flags Theme Parks. As a result of TWE's sale of 51% of its interest in Six Flags, the operating results of Six Flags have been deconsolidated effective as of June 23, 1995 and TWE's remaining 49% interest in Six Flags is accounted for under the equity method of accounting.

    Broadcasting - The WB Network. The WB Network recorded an operating loss of $12 million on $18 million of revenues in the second quarter of 1996, compared to $12 million of an operating loss on $3 million of revenues in the second quarter of 1995. The increase in revenues, as well as a corresponding increase in costs, primarily resulted from the expansion of programming in September 1995 to two nights of primetime scheduling, and the unveiling of Kids' WB!, the network's animated programming lineup on Saturday mornings and weekdays. Due to the start-up nature of this new broadcast operation, losses are expected to continue.

     Programming - HBO. Revenues increased to $456 million, compared to $392 million in the second quarter of 1995. EBITDA increased to $87 million from $74 million. Depreciation and amortization amounted to $4 million in 1996 and 1995. Operating income increased to $83 million from $70 million. Revenues benefited primarily from a significant increase in subscriptions. EBITDA and operating income improved principally as a result of the revenue gains.

     Cable. Revenues increased to $961 million, compared to $724 million in the second quarter of 1995. EBITDA increased to $376 million from $312 million. Depreciation and amortization, including amortization related to the purchase of WCI and the acquisition of the ATC minority interest, amounted to $229 million in 1996 and $187 million in 1995. Operating income increased to $147 million from $125 million. Revenues and operating results benefited from the consolidation of Paragon effective as of July 6, 1995. Excluding such effect, revenues benefited from an aggregate increase of 5% in basic cable and Primestar-related, direct broadcast satellite subscribers, increases in regulated cable rates as permitted under Time Warner Cable's "social contract" with the Federal Communications Commission (the "FCC") and increases in pay-per-view and advertising revenues. Excluding the effect of consolidating Paragon, EBITDA and operating income increased as a result of the revenue gains, offset in part, with respect to operating income only, by higher depreciation and amortization relating to increased capital spending.

    Interest and Other, Net. Interest and other, net, decreased to $132 million in the second quarter of 1996, compared to $135 million in the second quarter of 1995. Interest expense decreased to $117 million, compared to $146 million in the second quarter of 1995, principally as a result of interest savings on lower average debt levels related to management's debt reduction program and lower short-term, floating-rates of interest paid on borrowings under TWE's former and existing bank credit agreements. There was other expense, net, of $15 million in the second quarter of 1996, compared to other income, net, of $11 million in 1995, principally due to a decrease in investment-related income, including a reduction in interest income resulting from lower average cash balances and lower average principal amounts due under the note receivable from U S WEST.

Six Months Ended June 30, 1996 Compared to the Six Months Ended
June 30, 1995

    TWE had revenues of $5.093 billion and net income of $168 million for the six months ended June 30, 1996, compared to revenues of $4.438 billion and net income of $60 million for the six months ended June 30, 1995.

    On a pro forma basis, giving effect to (i) the 1995 formation of the TWE-Advance/Newhouse Partnership, (ii) the 1995 refinancing of approximately $2.6 billion of pre-existing bank debt, (iii) the 1995 consolidation of Paragon, (iv) the 1995 reacquisition of the Time Warner Service Partnership Assets, (v) the 1995 sale of 51% of TWE's interest in Six Flags and (vi) the sale or expected sale or transfer of certain unclustered cable television systems owned by TWE, as if each of such transactions had occurred at the beginning of 1995, TWE would have reported for the six months ended June 30, 1995, revenues of $4.583 billion, depreciation and amortization of $528 million, operating income of $460 million and net income of $77 million. No pro forma financial information has been presented for TWE for the six months ended June 30, 1996 because all of such transactions are already reflected, in all material respects, in the historical financial statements of TWE.

    As discussed more fully below, TWE's historical operating results in 1996 as compared to pro forma results in 1995 reflect an overall increase in operating income generated by its business segments and an increase in investment-related income, offset in part by an increase in minority interest expense related to the TWE-Advance/Newhouse Partnership. On a historical basis, such underlying operating trends were enhanced by interest savings in 1996 on lower average debt levels related to management's debt reduction program, and were offset in part by an increase in minority interest expense related to the operations of the TWE-Advance/Newhouse Partnership for a full six-month period.

     As a U.S. partnership, TWE is not subject to U.S. federal and state income taxation. Income and withholding taxes of $39 million in the six months ended June 30, 1996, and $36 million in the six months ended June 30, 1995, have been provided in respect of the operations of TWE's domestic and foreign subsidiary corporations.

    Filmed Entertainment. Revenues increased to $2.486 billion, compared to $2.334 billion in the first six months of 1995. EBITDA increased to $271 million from $230 million. Depreciation and amortization, including amortization related to the purchase of WCI, amounted to $122 million in 1996 and $111 million in 1995. Operating income increased to $149 million from $119 million. Revenues benefited from increases in worldwide home video and consumer products operations. Lower domestic theatrical revenues in the first quarter of 1996 were overcome by the second quarter domestic box office performance of theatrical releases, led by the success of Twister. EBITDA and operating income benefited from the revenue gains.

    Six Flags Theme Parks. As a result of TWE's sale of 51% of its interest in Six Flags, the operating results of Six Flags have been deconsolidated effective as of June 23, 1995 and TWE's remaining 49% interest in Six Flags is accounted for under the equity method of accounting.

     Broadcasting - The WB Network. The WB Network recorded an operating loss of $36 million on $33 million of revenues in the first six months of 1996, compared to $33 million of an operating loss on $6 million of revenues in the first six months of 1995. The increased revenues and operating losses are primarily due to the expansion of programming in September 1995 to two nights of primetime scheduling, and the unveiling of Kids' WB!, the network's animated programming lineup on Saturday mornings and weekdays. Due to the start-up nature of this new broadcast operation, losses are expected to continue.

     Programming - HBO. Revenues increased to $875 million, compared to $777 million in the first six months of 1995. EBITDA increased to $168 million from $145 million. Depreciation and amortization amounted to $9 million in 1996 and $8 million in 1995. Operating income increased to $159 million from $137 million. Revenues benefited primarily from a significant increase in subscriptions. EBITDA and operating income improved principally as a result of the revenue gains.

    Cable. Revenues increased to $1.908 billion, compared to $1.281 billion in the first six months of 1995. EBITDA increased to $744 million from $556 million. Depreciation and amortization, including amortization related to the purchase of WCI and the acquisition of the ATC minority interest, amounted to $451 million in 1996 and $351 million in 1995. Operating income increased to $293 million from $205 million. Revenues and operating results benefited from the contribution of the TWE-Advance/Newhouse Partnership for a full six-month period and the consolidation of Paragon effective as of July 6, 1995. Excluding such effects, revenues benefited from an aggregate increase of 5% in basic cable and Primestar-related, direct broadcast satellite subscribers, increases in regulated cable rates as permitted under Time Warner Cable's "social contract" with the FCC and increases in pay-per-view and advertising revenues. Excluding the TWE-Advance/Newhouse Partnership and Paragon effects noted above, EBITDA and operating income increased as a result of the revenue gains, offset in part, with respect to operating income only, by higher depreciation and amortization relating to increased capital spending.

    Interest and Other, Net. Interest and other, net, decreased to $221 million in the first six months of 1996, compared to $296 million in the first six months of 1995. Interest expense decreased to $239 million, compared to $296 million in the first six months of 1995, principally as a result of interest savings on lower average debt levels related to management's debt reduction program and lower short-term, floating-rates of interest paid on borrowings under TWE's former and existing bank credit agreements. Other income, net, increased to $18 million in the first six months of 1996, principally due to an overall increase in investment-related income resulting from gains on the sale of certain unclustered cable systems recognized in 1996 in connection with management's debt reduction program, which more than exceeded a reduction in interest income resulting from lower average cash balances and lower average principal amounts due under the note receivable from U S WEST.

FINANCIAL CONDITION AND LIQUIDITY
June 30, 1996

Financial Condition

    TWE had $5.6 billion of debt, $1.5 billion of Time Warner General Partners' Senior Capital and $6.6 billion of partners' capital at June 30, 1996, compared to $6.2 billion of debt, $1.4 billion of Time Warner General Partners' Senior Capital and $6.5 billion of partners' capital (net of the $169 million uncollected portion of the note receivable from U S WEST) at December 31, 1995. Cash and equivalents were $218 million at June 30, 1996, compared to $209 million at December 31, 1995, reducing the debt-net-of-cash amounts for TWE to $5.4 billion and $6 billion, respectively.

Debt Reduction Program

    In the first six months of 1996, TWE closed certain previously-announced sales of unclustered cable television systems which raised approximately $90 million of proceeds for debt reduction. Including the 1995 sale of 51% of its interest in Six Flags, TWE has now completed transactions that have raised approximately $1.1 billion for debt reduction.

Cash Flows

    In the first six months of 1996, TWE's cash provided by operations amounted to $1.197 billion and reflected $1.147 billion of EBITDA from the Filmed Entertainment, Broadcasting-The WB Network, Programming-HBO and Cable businesses and $364 million related to a reduction in working capital requirements, other balance sheet accounts and noncash items, less $247 million of interest payments, $32 million of income taxes and $35 million of corporate expenses. Cash provided by operations of $725 million in the first six months of 1995 reflected $958 million of business segment EBITDA and $132 million related to a reduction in working capital requirements, other balance sheet accounts and noncash items, less $301 million of interest payments, $34 million of income taxes and $30 million of corporate expenses.

    Cash used by investing activities was $650 million in the first six months of 1996, compared to cash provided by investing activities of $256 million in the first six months of 1995, principally as a result of a $757 million decrease in investment proceeds realized in 1995 in connection with management's debt reduction program. Capital expenditures increased to $781 million in the first six months of 1996, compared to $622 million in the first six months of 1995, principally as a result of higher cable capital spending as discussed more fully below.

    Cash used by financing activities was $538 million in the first six months of 1996, compared to cash provided by financing activities of $211 million in the first six months of 1995, principally as a result of a $607 million net reduction in debt in 1996 and a $102 million increase in distributions paid to Time Warner, offset in part by a $74 million decrease in collections on the note receivable from U S WEST.

    Management believes that TWE's operating cash flow, cash and equivalents and additional borrowing capacity are sufficient to meet its capital and liquidity needs for the foreseeable future.

Cable Capital Spending

    Since the beginning of 1994, Time Warner Cable has been engaged in a plan to upgrade the technological capability and reliability of its cable television systems and develop new services, which it believes will position the business for sustained, long-term growth. Capital spending by TWE's Cable division amounted to $610 million in the six months ended June
30, 1996, compared to $433 million in the six months ended June
30, 1995, and was financed in part through collections on the note receivable from U S WEST of $169 million and $243 million, respectively. Cable capital spending by TWE's Cable division is budgeted to be approximately $700 million for the remainder of 1996 and is expected to be funded principally by cable operating cash flow. In exchange for certain flexibility in establishing cable rate pricing structures for regulated services that went into effect on January 1, 1996 and consistent with Time Warner Cable's long-term strategic plan, Time Warner Cable has agreed with the FCC to invest a total of $4 billion in capital costs in connection with the upgrade of its cable infrastructure, which is expected to be substantially completed over the next five years.
The agreement with the FCC covers all of the cable operations of Time Warner Cable, including the owned or managed cable television systems of Time Warner, TWE and the TWE-Advance/Newhouse Partnership. Management expects to continue to finance such level of investment principally through the growth in cable operating cash flow derived from increases in subscribers and cable rates, bank credit agreement borrowings and the development of new revenue streams from expanded programming options, high speed data transmission, telephony and other services.

Warner Bros. Backlog

    Warner Bros.' backlog, representing the amount of future revenue not yet recorded from cash contracts for the licensing of theatrical and television product for pay cable, network, basic cable and syndicated television exhibition, amounted to $1.601 billion at June 30, 1996, compared to $1.056 billion at December 31, 1995 (including amounts relating to HBO of $208 million at June 30, 1996 and $175 million at December 31, 1995). Warner Bros.' backlog increased principally as a result of the licensing of the hit television series Friends and ER for domestic syndication and cable television exhibition beginning in 1998. Because backlog generally relates to contracts for the licensing of theatrical and television product which have already been produced, the recognition of revenue for such completed product is principally only dependent upon the commencement of the availability period for telecast under the terms of the related licensing agreement. In addition, cash licensing fees are collected periodically over the term of the related licensing agreements. Accordingly, the portion of backlog for which cash advances have not already been received has significant off-balance sheet asset value as a source of future funding. The backlog excludes advertising barter contracts, which are also expected to result in the future realization of cash through the sale of advertising spots received under such contracts.

Foreign Currency Risk Management

    Time Warner uses foreign exchange contracts primarily to hedge the risk that unremitted or future license fees owed to TWE domestic companies for the sale or anticipated sale of U.S. copyrighted products abroad may be adversely affected by changes in foreign currency exchange rates. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, Time Warner hedges a portion of its foreign currency exposures anticipated over the ensuing twelve month period, including those related to TWE. At June 30, 1996, Time Warner has effectively hedged approximately half of TWE's total estimated foreign currency exposures that principally relate to anticipated cash flows to be remitted to the U.S. over the ensuing twelve month period, using foreign exchange contracts that generally have maturities of three months or less, which generally are rolled over to provide continuing coverage throughout the year. TWE is reimbursed by or reimburses Time Warner for Time Warner contract gains and losses related to TWE's foreign currency exposure. Time Warner often closes foreign exchange sale contracts by purchasing an offsetting purchase contract. At June 30, 1996, Time Warner had contracts for the sale of $483 million and the purchase of $165 million of foreign currencies at fixed rates and maturities of three months or less. Of Time Warner's $318 million net sale contract position, none of the foreign exchange purchase contracts and $98 million of the foreign exchange sale contracts related to TWE's foreign currency exposure, primarily Japanese yen (21% of net contract position related to TWE), French francs (25%), German marks (12%) and Canadian dollars (18%), compared to a net sale contract position of $113 million of foreign currencies at December 31, 1995.

    Unrealized gains or losses related to foreign exchange contracts are recorded in income as the market value of such contracts change; accordingly, the carrying value of foreign exchange contracts approximates market value. The carrying value of foreign exchange contracts was not material at June 30, 1996 and December 31, 1995. No cash is required to be received or paid with respect to such gains and losses until the related foreign exchange contracts are settled, generally at their respective maturity dates. For the six months ended June 30, 1996 and 1995, TWE recognized $4 million in gains and $13 million in losses, respectively, on foreign exchange contracts, which were or are expected to be offset by corresponding increases in the dollar value of foreign currency license fee payments that have been or are anticipated to be received in cash from the sale of U.S. copyrighted products abroad. Time Warner places foreign currency contracts with a number of major financial institutions in order to minimize credit risk.

    Based on Time Warner's outstanding foreign exchange contracts related to TWE's exposure outstanding at June 30, 1996, each 5% devaluation of the U.S. dollar as compared to the level of foreign exchange rates for currencies under contract at June 30, 1996 would result in approximately $5 million of unrealized losses on foreign exchange contracts. Conversely, a 5% appreciation of the U.S. dollar as compared to the level of foreign exchange rates for currencies under contract at June 30, 1996 would result in $5 million of unrealized gains on contracts. Consistent with the nature of the economic hedge provided by such foreign exchange contracts, such unrealized gains or losses would be offset by corresponding decreases or increases, respectively, in the dollar value of future foreign currency license fee payments that would be received in cash within the ensuing twelve month period from the sale of U.S. copyrighted products abroad.

              TIME WARNER ENTERTAINMENT COMPANY, L.P.
                    CONSOLIDATED BALANCE SHEET
                           (Unaudited)
                                                 June 30,  December 31,
                                                   1996       1995
                                                     (millions)
ASSETS
Current assets
Cash and equivalents                                $ 218     $  209
Receivables, including $281 and $354 due
   from Time Warner, less allowances
   of $343 and $365                                 1,439      1,635
Inventories                                           891        904
Prepaid expenses                                      160        161

Total current assets                                2,708      2,909

Noncurrent inventories                              1,958      1,909
Loan receivable from Time Warner                      400        400
Investments                                           400        383
Property, plant and equipment, net                  5,585      5,205
Cable television franchises                         3,212      3,360
Goodwill                                            4,058      4,119
Other assets                                          592        620

Total assets                                      $18,913    $18,905

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities
Accounts payable                                   $  603    $   697
Participations and programming costs                1,274      1,090
Other current liabilities                           1,401      1,427

Total current liabilities                           3,278      3,214

Long-term debt                                      5,575      6,137
Other long-term liabilities, including
  $272 and $198 due to Time Warner                  1,093        924
Minority interests                                    848        726
Time Warner General Partners' Senior Capital        1,483      1,426

Partners' capital
Contributed capital                                 7,537      7,522
Undistributed partnership earnings (deficit)         (901)      (875)
Note receivable from U S WEST                           -       (169)
Total partners' capital                             6,636      6,478

Total liabilities and partners' capital           $18,913    $18,905


See accompanying notes.

               TIME WARNER ENTERTAINMENT COMPANY, L.P.
                CONSOLIDATED STATEMENT OF OPERATIONS
                          (Unaudited)


                                            Three Months      Six Months
                                           Ended June 30,    Ended June 30,
                                           1996     1995      1996    1995
                                                     (millions)

Revenues (a)                               $2,608  $2,392    $5,093   $4,438

Cost of revenues (a)(b)                     1,730   1,611     3,395    3,051
Selling, general and
  administrative (a)(b)                       581     515     1,133      930

Operating expenses                          2,311   2,126     4,528    3,981

Business segment operating income             297     266       565      457
Interest and other, net (a)                  (132)   (135)     (221)    (296)
Minority interest                             (52)    (35)     (102)     (35)
Corporate services (a)                        (18)    (15)      (35)     (30)

Income before income taxes                     95      81       207       96
Income taxes                                  (21)    (25)      (39)     (36)

Net income                                 $   74  $   56    $  168   $   60
__________________
(a) Includes the following income (expenses) resulting from transactions with the partners of TWE and other related companies for the three and six months ended June 30, 1996, respectively, and for the corresponding periods in the prior year: revenues-
$76 million and $99 million in 1996, $32 million and $58 million in 1995; cost of revenues- $(14) million and $(38) million in 1996, $(36) million and $(53) million in 1995; selling, general and administrative- $(7) million and $(9) million in 1996, $(23)
million and $(40) million in 1995; interest and other, net- $7 million and $16 million in 1996, $6 million and $6 million in 1995; and corporate services- $(18) million and $(35) million in 1996, $(15) million and $(30) million in 1995.

(b)  Includes depreciation and amortization expense of:
                                             $ 294  $ 275      $ 582   $ 501


See accompanying notes.

                 TIME WARNER ENTERTAINMENT COMPANY, L.P.
                  CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Unaudited)

                                                         Six Months
                                                        Ended June 30,
                                                        1996     1995
                                                         (millions)
OPERATIONS
Net income                                             $ 168    $   60
Adjustments for noncash and nonoperating items:
Depreciation and amortization                            582       501
Changes in operating assets and liabilities              447       164

Cash provided by operations                            1,197       725

INVESTING ACTIVITIES
Investments and acquisitions                             (65)      (75)
Capital expenditures                                    (781)     (622)
Investment proceeds                                      196       953

Cash provided (used) by investing activities            (650)      256

FINANCING ACTIVITIES
Borrowings                                                63       235
Debt repayments                                         (670)     (237)
Capital distributions                                   (132)      (30)
Collections on note receivable from U S WEST             169       243
Other                                                     32         -

Cash provided (used) by financing activities            (538)      211

INCREASE IN CASH AND EQUIVALENTS                           9     1,192


CASH AND EQUIVALENTS AT BEGINNING OF PERIOD              209     1,071

CASH AND EQUIVALENTS AT END OF PERIOD                  $ 218    $2,263


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

    The operating results of TWE's various business interests are presented herein as an indication of financial performance (Note
7). Except for start-up losses incurred in connection with The WB Network, TWE's principal business interests generate significant operating income and cash flow from operations. The cash flow from operations generated by such business interests is significantly greater than their operating income due to significant amounts of noncash amortization of intangible assets recognized principally in Time Warner Inc.'s ("Time Warner") $14 billion acquisition of Warner Communications Inc. ("WCI") in 1989 and $1.3 billion acquisition of the minority interest in American Television and Communications Corporation ("ATC") in 1992, a portion of which cost was allocated to TWE in accordance with the pushdown method of accounting. Non-cash amortization of intangible assets recorded by TWE's businesses amounted to $101 million and $119 million for the three months ended June 30, 1996 and 1995, respectively, and $211 million and $232 million for the six months ended June 30, 1996 and 1995, respectively.

    Subsidiaries of Time Warner are the general partners of TWE ("Time Warner General Partners"). During 1995, Time Warner acquired the aggregate 11.22% limited partnership interests previously held by subsidiaries of each of ITOCHU Corporation and Toshiba Corporation. As a result, Time Warner and certain of its wholly-owned subsidiaries collectively own general and limited partnership interests in 74.49% of the pro rata priority capital ("Series A Capital") and residual equity capital ("Residual Capital") of TWE, and 100% of the senior priority capital ("Senior Capital") and junior priority capital ("Series B Capital") of TWE. The remaining 25.51% limited partnership interests in the Series A Capital and Residual Capital of TWE are held by a subsidiary of U S WEST, Inc. ("U S WEST").

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

    The accompanying consolidated statement of operations includes the operating results of the Advance/Newhouse businesses from the date of contribution to the partnership. On a pro forma basis, giving effect to (i) the 1995 formation of the TWE-Advance/Newhouse Partnership, (ii) the 1995 refinancing of approximately $2.6 billion of pre-existing bank debt, (iii) the 1995 consolidation of Paragon, (iv) the 1995 reacquisition of the Time Warner Service Partnership Assets (Note 6), (v) the 1995 sale of 51% of TWE's interest in Six Flags and (vi) the sale or expected sale or transfer of certain unclustered cable television systems owned by TWE, as if each of such transactions had occurred at the beginning of 1995, TWE would have reported for the three and six months ended June 30, 1995, respectively, revenues of $2.317 billion and $4.583 billion, depreciation and amortization of $259 million and $528 million, operating income of $241 million and $460 million and net income of $47 million and $77 million.

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

4.  INVENTORIES

    Inventories consist of:
                                   June 30, 1996        December 31, 1995
                               Current  Noncurrent    Current    Noncurrent
                                              (millions)
Film costs:
 Released, less amortization      $ 353   $ 447        $  529   $ 437
 Completed and not released         192      53            74      22
 In process and other                63     454            11     396
 Library, less amortization           -     690             -     717
Programming costs, less
  amortization                      204     314           219     337
Merchandise                          79       -            71       -

Total                             $ 891  $1,958         $ 904  $1,909

5.   LONG-TERM DEBT

     Long-term debt consists of:
                                                June 30,    December 31,
                                                  1996           1995
                                                      (millions)
Credit agreement, weighted average
  interest rates of 6.0% and 6.4%                 $1,384      $2,185
Commercial paper, weighted average
  interest rates of 5.8% and 6.2%                    397         157
Publicly held notes and debentures                 3,781       3,781
Other                                                 13          14

Total                                             $5,575      $6,137

     Each Time Warner General Partner has guaranteed a pro rata portion of approximately $5.5 billion of TWE's debt and accrued interest thereon based on the relative fair value of the net assets each Time Warner General Partner contributed to TWE. Such indebtedness is recourse to each Time Warner General Partner only to the extent of its guarantee.

6.   PARTNERS' CAPITAL
     Changes in partners' capital were as follows:
                                                       Six Months
                                                     Ended June 30,
                                                     1996     1995
                                                       (millions)
Balance at beginning of year                        $6,478    $6,233
Net income                                             168        60
Capital contributions                                   15         -
Distributions                                         (147)     (316)
Allocation of income to Time Warner
  General Partners' Senior Capital                     (57)      (67)
Collections on note receivable from U S WEST           169       243
Other                                                   10         1

Balance at June 30                                  $6,636    $6,154

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

     During the six months ended June 30, 1996, TWE accrued $123 million of tax-related distributions and $24 million of stock option distributions, based on closing prices of Time Warner common stock of $39.25 at June 30, 1996 and $37.875 at December 31, 1995. During the six months ended June 30, 1995, TWE accrued $25 million of TWSP Distributions and $156 million of tax-related distributions, as well as $135 million of stock option distributions as a result of an increase at that time in the market price of Time Warner common stock. In the six months ended June 30, 1996, TWE paid distributions to the Time Warner General Partners in the amount of $132 million, consisting of $123 million of tax-related distributions and $9 million of stock option related distributions. In the six months ended June 30, 1995, TWE paid the Time Warner General Partners distributions in the amount of $30 million, consisting of $25 million of TWSP Distributions and $5 million of stock option related distributions.

7.   SEGMENT INFORMATION

     TWE's businesses are conducted in two fundamental areas of business: Entertainment, consisting principally of interests in filmed entertainment, broadcasting, theme parks and cable television programming; and Telecommunications, consisting principally of interests in cable television systems.

     Information as to the operations of TWE in different
business segments is set forth below. The operating results of
TWE reflect the formation of the TWE-Advance/Newhouse Partnership effective as of April 1, 1995, the deconsolidation of Six Flags effective as of June 23, 1995 and the consolidation of Paragon effective as of July 6, 1995. The operating results of Six Flags prior to June 23, 1995 are reported separately to facilitate comparability.
                                        Three Months      Six Months
                                       Ended June 30,   Ended June 30,
                                        1996    1995     1996    1995
                                                 (millions)
Revenues
Filmed Entertainment                   $1,270  $1,151   $2,486  $2,334
Six Flags Theme Parks                       -     204        -     227
Broadcasting - The WB Network              18       3       33       6
Programming - HBO                         456     392      875     777
Cable                                     961     724    1,908   1,281
Intersegment elimination                  (97)    (82)    (209)   (187)

Total                                  $2,608  $2,392   $5,093  $4,438

                                         Three Months      Six Months
                                         Ended June 30,   Ended June 30,
                                         1996    1995      1996   1995
                                                   (millions)
Operating Income
Filmed Entertainment                     $ 79  $   52    $ 149   $ 119
Six Flags Theme Parks                       -      31        -      29
Broadcasting - The WB Network             (12)    (12)     (36)    (33)
Programming - HBO                          83      70      159     137
Cable                                     147     125      293     205

Total                                   $ 297   $ 266    $ 565   $ 457

                                         Three Months     Six Months
                                         Ended June 30,   Ended June 30,
                                         1996    1995      1996   1995
                                                   (millions)
Depreciation of Property, Plant and Equipment
Filmed Entertainment                    $  32  $   22   $  62   $   42
Six Flags Theme Parks                       -      19       -       20
Broadcasting - The WB Network               -       -       -        -
Programming - HBO                           4       4       9        8
Cable                                     157     111     300      199

Total                                   $ 193   $ 156   $ 371    $ 269

                                         Three Months     Six Months
                                         Ended June 30,  Ended June 30,
                                          1996   1995     1996   1995
                                                  (millions)
Amortization of Intangible Assets (1)
Filmed Entertainment                   $   29   $  35    $  60   $  69
Six Flags Theme Parks                       -       8        -      11
Broadcasting - The WB Network               -       -        -       -
Programming - HBO                           -       -        -       -
Cable                                      72      76      151     152

Total                                   $ 101   $ 119    $ 211   $ 232
______________
(1) Amortization includes amortization relating to the acquisition of WCI in 1989 and the ATC minority interest in 1992 and to other business combinations accounted for by the purchase method.

8.   COMMITMENTS AND CONTINGENCIES

     Pending legal proceedings are substantially limited to litigation incidental to the businesses of TWE. In the opinion of counsel and management, the ultimate resolution of these matters will not have a material effect on the consolidated financial statements of TWE.

9.   ADDITIONAL FINANCIAL INFORMATION

     Additional financial information is as follows:
                                                    Six Months
                                                   Ended June 30,
                                                   1996     1995
                                                    (millions)
Interest expense                                   $239     $296
Cash payments made for interest                     247      301
Cash payments made for income taxes (net)            32       34

                   PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

     Reference is made to the litigation entitled U S WEST, INC. et al. v. TIME WARNER INC., et al., described on page 46 of Time Warner's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1996 (the "March 1996 Form 10-Q"). On June 6, 1996, the Court of Chancery of the State of Delaware rendered an opinion dismissing with prejudice all of the claims asserted by U S WEST and reserving decision on the counterclaims interposed by Time Warner. U S WEST has not appealed the decision of the Court of Chancery, and the period for filing a notice of appeal has closed.

     On July 8, 1996, a purported class action was filed in the Circuit Court of Blount County, Tennessee at Maryville, entitled ROBINSON AND SILVEY v. EMI MUSIC DISTRIBUTION, INC., SONY MUSIC ENTERTAINMENT, INC., WARNER ELEKTRA ATLANTIC CORPORATION, UNI DISTRIBUTION CORPORATION, BERTELSMANN MUSIC GROUP, INC. and POLYGRAM GROUP DISTRIBUTION, INC., No. L-10462. The action is brought on behalf of persons who, from June 26, 1992 to the present, purchased recorded music compact discs ("CDS") indirectly from defendants in Tennessee, Alabama, California, Florida, Kansas, Maine, Michigan, Minnesota, Mississippi, New Mexico, North Dakota, South Dakota, West Virginia, Wisconsin and the District of Columbia, and alleges that the defendants are engaged in a conspiracy to fix the prices of CDS, in violation of the antitrust, unfair trade practices and consumer protection statutes of each of those jurisdictions. Also on July 8, the Circuit Court issued an order conditionally granting class certification, subject to defendants' right to move to decertify the class.

     On July 25, 1996, Warner Elektra Atlantic Corporation was served with an antitrust civil investigative demand from the Office of the Attorney General of the State of Florida that calls for the production of documents in connection with an investigation to determine whether there "is, has been or may be" a "conspiracy to fix the prices" of CDS or conduct consisting of "unfair methods of competition" or "unfair trade practices" in the sale and marketing of CDS.

     Reference is made to the actions filed in Superior Court, Fulton County, Georgia, and consolidated as LEWIS, et al. v.
TURNER BROADCASTING SYS., INC., et al., described on page 46 of the March 1996 Form 10-Q. The Superior Court heard arguments on defendants' motion for judgment based on the pleadings on June 17, 1996.

     Reference is made to the litigation entitled SAMUEL D.
MOORE, et al. v. AMERICAN FEDERATION OF TELEVISION AND RADIO ARTISTS, et al., described on page I-43 of Time Warner's Annual Report on Form 10-K for the year ended December 31, 1995 (the
"1995 Form 10-K"). In July 1996, the plaintiffs filed a motion to amend the complaint, which the recording companies will oppose. The proposed second amended complaint is based on substantially the same allegations as the prior complaint and seeks to recover substantial monetary damages, liquidated damages, equitable relief, and attorney's fees from the recording companies. The proposed complaint includes a claim asserted derivatively on behalf of the American Federation of Television and Radio Artists Health and Retirement Fund as well as a renewal of some of the claims that had previously been dismissed from this lawsuit.

     Reference is made to the litigation entitled SAMUEL D. MOORE, et al. v. SONY MUSIC ENTERTAINMENT GROUP, et al., described on page I-43 of the 1995 Form 10-K. The plaintiffs have filed an appeal from the District Court for the Southern District of New York's order of dismissal and have filed the motion described in the preceding paragraph to amend the complaint in the SAMUEL D. MOORE, et al. v. AMERICAN FEDERATION OF TELEVISION AND RADIO ARTISTS, et al. lawsuit.

     Reference is made to the description of the Federal lawsuit filed by TWE in November 1992 seeking to overturn major provisions of the 1992 Cable Act, described on page I-42 of the 1995 Form 10-K. Argument on the appeal to the United States
Supreme Court of the December 1995 decision of the District Court for the District of Columbia upholding the "must-carry" requirements of the 1992 Cable Act has been set for October 7, 1996.

Item 4.    Submission of Matters to a Vote of Security Holders.

     (a) The Annual Meeting of Stockholders of Time Warner was held on May 16, 1996 (the "1996 Annual Meeting").

     (b)  (i)   The following were elected directors of Time
Warner at the  1996 Annual Meeting:
               Beverly Sills Greenough
               Carla A. Hills
               Reuben Mark
               Francis T. Vincent, Jr.

          (ii)   The following continue as directors of Time Warner:
               Merv Adelson
               Lawrence B. Buttenweiser
               David T. Kearns
               Gerald M. Levin
               Michael A. Miles
               J. Richard Munro
               Richard D. Parsons
               Donald S. Perkins
               Raymond S. Troubh

     (c)   The following matters were voted upon at the 1996
Annual Meeting:

          (i)   Election of directors for terms expiring in 1999:

                                                          Broker
                                 For         Withheld   Non-Votes
      Beverly Sills Greenough  379,744,375   8,584,724      0
      Carla A. Hills           380,217,114   8,111,985      0
      Reuben Mark              380,302,725   8,026,374      0
      Francis T. Vincent, Jr.  380,037,805   8,291,294      0

          (ii)   Approval of the Time Warner Inc. 1996 Stock
Option Plan for Non-Employee Directors:

                                                    Broker
       Votes For   Votes Against    Abstentions    Non-Votes
      326,072,622    56,169,055      6,087,422         0


          (iii)   Approval of the appointment of Ernst & Young
LLP as independent auditors of Time Warner for 1996:

                                                    Broker
       Votes For   Votes Against    Abstentions    Non-Votes
      385,858,867    1,549,493        920,739          0

          (iv)   Stockholder resolution relating to the use of
chlorine-free paper:
                                                    Broker
       Votes For   Votes Against    Abstentions    Non-Votes
      18,231,697     315,833,635    17,647,793     36,615,974

          (v) Stockholder resolution urging an amendment to the bylaws of Time Warner which would require that the chairman of the board be an independent director not formerly the chief executive of Time Warner:
                                                    Broker
       Votes For   Votes Against    Abstentions    Non-Votes
      61,066,333    279,632,038     11,014,754    36,615,974

          (vi)   Stockholder resolution calling for the election
of directors annually and not by classes:
                                                   Broker
       Votes For   Votes Against    Abstentions    Non-Votes
     101,412,025    185,960,115     64,340,985     36,615,974

     (d)   Not applicable.

Item 6.   Exhibits and Reports on Form 8-K.

     (a)   Exhibits.

     The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as a part of this report and such Exhibit Index is incorporated herein by reference.

     (b)   Reports on Form 8-K.

          (i) Time Warner filed a Current Report on Form 8-K dated April 2, 1996, reporting in Item 5 that it had issued a press release dated April 2, 1996 announcing that it had raised $1.5 billion for debt reduction by issuing 1.5 million shares of Series K Exchangeable Preferred Stock under Rule 144A.

          (ii) Time Warner filed a Current Report on Form 8-K dated April 4, 1996, reporting in Item 5 that it had issued a press release dated April 4, 1996 announcing that its offering of Series K Exchangeable Preferred Stock had been increased to 1.6 million shares as a result of the exercise by the underwriters of an option to purchase an additional 100,000 shares to cover overallotments.

          (iii) Time Warner filed a Current Report on Form 8-K dated April 11, 1996, filing pursuant to Item 7 thereof the Certificate of Designation of the 10-1/4% Series K Exchangeable Preferred Stock and the related Form of Senior Subordinated Indenture.

          (iv) Time Warner filed a Current Report on Form 8-K dated May 15, 1996, setting forth in Item 7 certain pro forma financial statements of Time Warner and Time Warner Entertainment Group at March 31, 1996, reflecting certain transactions entered into by Time Warner and TWE during 1995 and 1996.

         (v) Time Warner filed a Current Report on Form 8-K dated August 6, 1996, reporting in Item 5 that it had issued a press release dated August 6, 1996 announcing that as a result of a printer's error, a preliminary draft of a report on Form 8-K relating to the acquisition of Turner Broadcasting System, Inc. was inadvertently filed through the SEC's electronic filing system.

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

                          Time Warner Inc.
                          (Registrant)

                          By:    /s/  Richard J. Bressler
                          Name:     Richard J. Bressler
                          Title:    Senior Vice President
                                    and Chief Financial Officer

Dated:  August 14, 1996

                          EXHIBIT INDEX

              Pursuant to Item 601 of Regulation S-K

Exhibit No.    Description of Exhibit

10.1 Credit Agreement dated as of May 23, 1996 (the "Credit Agreement") among Time Warner Inc. (the "Registrant"), the several lenders from time to time parties thereto and Chemical Bank, as administrative agent.

10.2 Escrow Agreement dated as of May 23, 1996 among the Registrant, The Bank of New York, as escrow agent and Chemical Bank, as administrative agent under the Credit Agreement.

10.3 Time Warner Inc. 1996 Stock Option Plan for Non-Employee Directors (which is incorporated by reference to Annex A to the Registrant's definitive Proxy Statement dated March 29,
               1996, used in connection with the Registrant's 1996 Annual Meeting of Stockholders).

27             Financial Data Schedule.