Form 10-Q
period 1996-09-30
TIME WARNER COMPANIES INC
filed 1996-11-14
CIK 736157

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C.  20549

                            FORM 10-Q

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT of 1934 for the quarterly period ended
     September 30,1996    , or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT of 1934 for the transition period
     from              to

Commission file number 1-8637

                   TIME WARNER COMPANIES, INC.*
                (Formerly Named Time Warner Inc.)
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Common Stock - $.01 par value              384,924
    --------------------------------     ------------------
        Description of Class*           Shares Outstanding
                                     as of October 31, 1996*

______________________
* Time Warner Companies, Inc. ("Old Time Warner") was formerly known as Time Warner Inc. On October 10, 1996, Old Time Warner became a wholly owned subsidiary of TW Inc. ("New Time Warner") in connection with the acquisition by New Time Warner of the remaining 80% interest in Turner Broadcasting System, Inc. that was not already owned by Old Time Warner. Simultaneously therewith, New Time Warner was renamed Time Warner Inc. and Old
Time Warner was renamed Time Warner Companies, Inc. All outstanding shares of common stock of Old Time Warner are now held directly or directly by New Time Warner. Shares of New Time Warner common stock outstanding as of October 31, 1996 consist of 508 million shares of common stock and 50.6 million shares of LMCN-V Class Common Stock, each class having a par value of $.01 per share.

                 TIME WARNER COMPANIES, INC. AND
             TIME WARNER ENTERTAINMENT COMPANY, L.P.

                        INDEX TO FORM 10-Q

                                                         Page
                                                   Time
                                                   Warner     TWE

PART I.  FINANCIAL INFORMATION

Management's discussion and analysis of
results of operations and financial condition        1         37

Consolidated balance sheets at September
30, 1996 and December 31, 1995                      20         45

Consolidated statements of operations for
the three and nine months ended September
30, 1996 and 1995                                   21         46


Consolidated statements of cash flows for
the nine months ended September 30, 1996
and 1995                                            22         47


Notes to consolidated financial statements          23         48



PART II.  OTHER INFORMATION                         55

                  PART I.  FINANCIAL INFORMATION

                   TIME WARNER COMPANIES, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

    Time Warner Companies, Inc. ("Old Time Warner") was formerly known as Time Warner Inc. On October 10, 1996, Old Time Warner became a wholly owned subsidiary of TW Inc. ("New Time Warner") in connection with the acquisition by New Time Warner of the remaining 80% interest in Turner Broadcasting System, Inc. ("TBS") that was not already owned by Old Time Warner, as more fully described herein. Simultaneously therewith, New Time Warner was renamed Time Warner Inc. and Old Time Warner was renamed Time Warner Companies, Inc. The following is a discussion of the results of operations and financial condition of Old Time Warner. Unless the context indicates otherwise, references herein to "Time Warner" or the "Company" refer to Old Time Warner.

    Time Warner has interests in four fundamental areas of business: Entertainment, consisting principally of interests in recorded music and music publishing, filmed entertainment, broadcasting and theme parks; Cable Networks, consisting principally of interests in cable television programming; Publishing, consisting principally of interests in magazine publishing, book publishing and direct marketing; and Cable, consisting principally of interests in cable television systems. Substantially all of Time Warner's interests in filmed enter-tainment, broadcasting, theme parks and cable television programming, and a majority of its cable television systems, are held through Time Warner Entertainment Company, L.P. ("TWE"), a partnership in which Time Warner owns general and limited partnership interests in 74.49% of the pro rata priority capital ("Series A Capital") and residual equity capital ("Residual Capital") and 100% of the senior priority capital ("Senior Capital") and junior priority capital ("Series B Capital"). The remaining 25.51% limited partnership interests in the Series A Capital and Residual Capital of TWE are held by a subsidiary of U S WEST, Inc. ("U S WEST"). Time Warner does not consolidate TWE and certain related companies (the "Entertainment Group") for financial reporting purposes because of certain limited partnership approval rights related to TWE's interest in certain cable television systems. Capitalized terms are as defined and described in the accompanying consolidated financial statements, or elsewhere herein.

Significant Transactions

    In 1996, Time Warner and the Entertainment Group have announced or completed a number of transactions that have had or are expected to have a significant effect on their results of operations and financial condition. Such transactions include:

   * The acquisition by New Time Warner in October 1996 of the remaining 80% interest in TBS that was not already owned by Old Time Warner (the "TBS Transaction"). The addition of TBS's news and entertainment programming networks, film and animation libraries, film production companies and sports franchises is expected to complement virtually all of Time Warner's business interests. In connection with the TBS Transaction, New Time Warner issued or agreed to issue approximately 178.4 million shares of common stock (including 55.6 million shares of a special class of non-redeemable, reduced-voting common stock referred to hereinafter as "LMCN-V Class Common Stock") to the former shareholders of TBS capital stock, approximately 14 million stock options to replace all outstanding TBS stock options and $67 million of consideration payable, at the election of New Time Warner, in either cash or additional shares of LMCN-V Class Common Stock. TBS had approximately $2.8 billion of indebtedness as of September 30, 1996.

   * The implementation by Old Time Warner in April 1996 of a program to repurchase, from time to time, up to 15 million shares of its common stock. The common stock repurchase program was supported by a new five-year, $750 million revolving credit facility which was expected to be repaid principally from the cash proceeds to be received by Old Time Warner from the future exercise of employee stock options. As of September 30, 1996, Old Time Warner had acquired approximately 11.3 million shares of its common stock for an aggregate cost of approximately $452 million. In connection with the TBS Transaction, Old Time Warner's common stock repurchase program was discontinued and a similar program was authorized by New Time Warner to continue the repurchase, from time to time, of up to an additional 3.7 million shares of New Time Warner common stock.

   * The issuance by Time Warner in April 1996 of 1.6 million shares of a new series of exchangeable preferred stock ("Series K Preferred Stock"), which pays cumulative dividends at the rate of 10-1/4% per annum. The approximate $1.55 billion of net proceeds raised from this transaction were used to reduce debt (the "Series K Refinancing") and, together with other actions since the initiation of a $2-$3 billion debt reduction program in February 1995, Time Warner and the Entertainment Group have raised approximately $3.4 billion for debt reduction.

   * The redemption by Time Warner in February 1996 of approximately $1.2 billion of convertible debt using proceeds from 1995 and 1996 financings, the effect of which was to lower interest rates, stagger debt maturities and eliminate the potential dilution from the conversion of such securities into
      25.7 million shares of common stock.

   * The acquisition by Time Warner of Cablevision Industries Corporation ("CVI") and related companies on January 4, 1996 (the "CVI Acquisition"), which strengthened Time Warner Cable's geographic clusters of cable television systems and substantially increased the number of cable subscribers managed by Time Warner Cable. As of September 30, 1996, Time Warner Cable, which includes the cable operations of both Time Warner and TWE, served approximately 12.1 million subscribers in neighborhoods passing nearly 20% of the television homes in the U.S. In connection with the acquisition, Time Warner issued 2.9 million shares of common stock and 6.3 million shares of new convertible preferred stock, as adjusted, and assumed or incurred approximately $2 billion of indebtedness.

    The nature of these transactions and their impact on the results of operations and financial condition of Time Warner and the Entertainment Group are further discussed below.

TBS Transaction

    On October 10, 1996, New Time Warner acquired the remaining 80% interest in TBS that was not already owned by Old Time Warner. The transaction was structured so that each of Old Time Warner and TBS became separate, wholly owned subsidiaries of New Time Warner which will combine, for financial reporting purposes, the consolidated net assets and operating results of Old Time Warner and TBS. In connection therewith, each issued and outstanding share of each class of capital stock of Old Time Warner was converted into one share of a substantially identical class of capital stock of New Time Warner.

    In connection with the TBS Transaction, New Time Warner issued (i) approximately 173.4 million shares of common stock, par value $.01 (including 50.6 million shares of LMCN-V Class Common Stock which were received by affiliates of Liberty Media Corporation ("LMC"), a former shareholder of TBS and a subsidiary of Tele-Communications, Inc.) in exchange for shares of TBS capital stock and (ii) approximately 14 million stock options to replace all outstanding TBS stock options. In addition, New Time Warner agreed to issue to LMC and its affiliates at a later date an additional five million shares of LMCN-V Class Common Stock and $67 million of consideration payable, at the election of New Time Warner, in cash or additional shares of LMCN-V Class Common Stock, pursuant to a separate option and non-competition agreement that will provide, if New Time Warner exercises its option, for a subsidiary of LMC to provide certain satellite uplink and distribution services for WTBS, a broadcast television station owned by TBS, in the event that WTBS is converted to a copyright-paid cable television programming service. The aggregate merger consideration has been valued at approximately $6.1 billion. New Time Warner has also (i) fully and unconditionally guaranteed approximately $1 billion of TBS's outstanding publicly traded indebtedness and approximately $7.7 billion of Old Time Warner's outstanding publicly traded indebtedness and (ii) assumed certain existing liabilities of Old Time Warner, including all of Old Time Warner's rights and obligations under the Stock Option Proceeds Credit Facility (as defined hereinafter).

    The TBS Transaction is not reflected in the accompanying consolidated financial statements of Old Time Warner, but will be accounted for by New Time Warner in the fourth quarter of 1996 by the purchase method of accounting for business combinations. Based on TBS's financial position and results of operations as of and for the nine months ended September 30, 1996, and giving pro forma effect to the TBS Transaction as if it had occurred on September 30, 1996 for balance sheet purposes and at the beginning of the year for statement of operations purposes, the incremental pro forma effect on New Time Warner would have been
(i) an increase in shareholders' equity of approximately $6 billion, principally due to the issuance by New Time Warner of approximately 178.4 million additional shares of common stock,
(ii) an increase in long-term debt of approximately $2.9 billion, principally due to the inclusion of TBS's debt, (iii) an increase in goodwill of approximately $6.7 billion as a result of a preliminary allocation of the excess cost over the net book value of assets acquired, (iv) an increase in revenues of $2.8 billion,
(v) an increase in EBITDA (as defined below) of $208 million,
(vi) an increase in depreciation and amortization of $261 million, including approximately $127 million of noncash amortization of goodwill, (vii) a decrease in operating income of $53 million, (viii) an increase in net loss of $152 million and
(ix) a reduction in loss per common share before extraordinary item of $.07 per common share resulting from the dilutive effect of issuing an additional 178.4 million shares of common stock. The increase in pro forma net loss attributable to TBS is primarily due to disappointing results from worldwide theatrical releases, which resulted in net writeoffs in TBS's historical results of approximately $200 million during 1996.

Use of EBITDA

    The following comparative discussion of the results of operations and financial condition of Time Warner and the Entertainment Group includes, among other factors, an analysis of changes in the operating income of the business segments before depreciation and amortization ("EBITDA") in order to eliminate the effect on the operating performance of the music, filmed entertainment and cable businesses of significant amounts of amortization of intangible assets recognized in the $14 billion acquisition of WCI in 1989, the $1.3 billion acquisition of the ATC minority interest in 1992, the $2.3 billion acquisitions of Summit, KBLCOM and CVI and related companies in 1995 and early
1996 and other business combinations accounted for by the purchase method, including the TBS Transaction with respect to certain discussions on a pro forma basis. Financial analysts generally consider EBITDA to be an important measure of comparative operating performance for the businesses of Time
Warner and the Entertainment Group, and when used in comparison to debt levels or the coverage of interest expense, as a measure of liquidity. However, EBITDA should be considered in addition to, not as a substitute for, operating income, net income, cash flow and other measures of financial performance and liquidity reported in accordance with generally accepted accounting principles.

RESULTS OF OPERATIONS

    EBITDA and operating income for Time Warner and the Entertainment Group for the three and nine months ended September
30, 1996 and 1995 are as follows:

            Three Months Ended September 30,  Nine Months Ended September 30,
               EBITDA     Operating Income      EBITDA    Operating Income
             1996   1995      1996   1995       1996   1995     1996   1995
Time Warner:                            (millions)
Publishing   $ 99  $  86     $ 66   $ 62      $  335   $301    $247   $231
Music(1)      143     57       48    (39)        454    395     173    114
Cable         122     45       25     (2)        352     45      44     (2)

Total        $364   $188     $139   $ 21      $1,141   $741    $464   $343

Entertainment Group:
Filmed Entertainment
             $146   $129     $ 62   $ 70      $  423   $369    $214   $196
Six Flags Theme Parks
                -      -        -      -           -     60       -     29
Broadcasting - The WB Network
              (27)    (7)     (27)    (7)        (63)   (40)    (63)   (40)
Programming - HBO
               91     74       86     70         259    220     245    207
Cable         390    345      156    141       1,134    920     449    357

Total        $600   $541     $277   $274      $1,753 $1,529    $845   $749
_______________
(1) Includes pretax losses of $85 million recorded in the third quarter of 1995 related to certain businesses and joint ventures owned by the Music Division which were restructured or closed.

Three Months Ended September 30, 1996 Compared to Three Months
Ended September 30, 1995

     Time Warner had revenues of $2.157 billion, and a net loss of $91 million ($.43 per common share) for the three months ended September 30, 1996, compared to revenues of $1.981 billion, a loss of $102 million ($.30 per common share) before an extraordinary loss on the retirement of debt and a net loss of $144 million ($.41 per common share) for the three months ended September 30, 1995. Time Warner's equity in the pretax income of the Entertainment Group was $61 million for the three months ended September 30, 1996, compared to $129 million for the three months ended September 30, 1995.

     On a pro forma basis, giving effect to (i) the 1995 and early 1996 acquisitions by Time Warner of Summit, KBLCOM and CVI and related companies, and the 1995 formation by TWE of the TWE-Advance/Newhouse Partnership, (ii) the 1995 exchange of ITOCHU Corporation's and Toshiba Corporation's interests in TWE for equity interests in Time Warner, (iii) the 1995 and early 1996 refinancing of approximately $4 billion of public debt by Time Warner and the 1995 execution of a new $8.3 billion credit agreement, under which approximately $2.7 billion of debt assumed in the cable acquisitions was refinanced by subsidiaries of Time Warner and $2.6 billion of pre-existing bank debt was refinanced by TWE, (iv) the issuance in April 1996 of 1.6 million shares of Series K Preferred Stock and the use of approximately $1.55 billion of net proceeds therefrom to reduce debt, (v) the 1995 sale of 51% of TWE's interest in Six Flags and (vi) the sale or expected sale or transfer of certain unclustered cable television systems owned by TWE, as if each of such transactions had occurred at the beginning of 1995, Time Warner would have reported for the three months ended September 30, 1995, revenues of $2.111 billion, depreciation and amortization of $237 million, operating income of $15 million, equity in the pretax income of the Entertainment Group of $130 million, a loss before extraordinary item of $113 million ($.49 per common share) and a net loss of $155 million ($.60 per common share). No pro forma financial information has been presented for Time Warner for the three months ended September 30, 1996 because all of such transactions are already reflected, in all material respects, in the historical financial statements of Time Warner.

      As discussed more fully below, the improvement in Time Warner's historical net loss in 1996 as compared to the historical and pro forma net loss in 1995 reflects an overall increase in the operating income of Time Warner's business segments and the absence of a $42 million extraordinary loss on the retirement of debt ($.11 per common share) recognized in 1995, offset in part by lower income from Time Warner's equity in the pretax income of the Entertainment Group and a decrease in investment-related income. In addition, on a historical basis, the positive effect from such underlying operating trends on Time Warner's 1996 net loss per common share was more than offset by an increase in preferred dividend requirements as a result of the preferred stock issued in connection with the Series K Refinancing, the CVI Acquisition and the ITOCHU/Toshiba Transaction.

     The Entertainment Group had revenues of $2.720 billion and net income of $51 million for the three months ended September 30, 1996, compared to revenues of $2.363 billion, income of $103 million before an extraordinary loss on the retirement of debt and net income of $79 million for the three months ended September 30, 1995. On a pro forma basis, giving effect to (i) the 1995 formation of the TWE-Advance/Newhouse Partnership, (ii) the 1995 refinancing of approximately $2.6 billion of pre-existing bank debt, (iii) the 1995 consolidation of Paragon,
(iv) the 1995 sale of 51% of TWE's interest in Six Flags and (v) the sale or expected sale or transfer of certain unclustered cable television systems owned by TWE, as if each of such transactions had occurred at the beginning of 1995, the Entertainment Group would have reported for the three months ended September 30, 1995, revenues of $2.354 billion, depreciation and amortization of $267 million, operating income of $271 million, income before extraordinary item of $104 million and net income of $80 million. No pro forma financial information has been presented for the Entertainment Group for the three months ended September 30, 1996 because all of such transactions are already reflected, in all material respects, in the historical financial statements of the Entertainment Group.

     As discussed more fully below, the Entertainment Group's historical net income was lower in 1996 as compared to historical and pro forma results in 1995 due to a decrease in investment-related income, which more than offset the absence of a $24 million extraordinary loss on the retirement of debt recognized in 1995, an overall increase in operating income generated by its business segments and interest savings in 1996 on lower average debt levels related to management's debt reduction program.

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

Time Warner

     Publishing. Revenues increased to $1.034 billion, compared to $914 million in the third quarter of 1995. EBITDA increased to $99 million from $86 million. Depreciation and amortization amounted to $33 million in 1996 and $24 million in 1995.
Operating income increased to $66 million from $62 million.
Revenues benefited from across-the-board increases in magazine circulation, advertising and book revenues. All major magazine brands achieved revenue gains, including People and Sports Illustrated, the latter of which benefited in part from Olympics-related coverage. The increase in book revenues benefited from strong contributions by the direct marketing businesses. EBITDA and operating income increased as a result of the revenue gains.

     Music. Revenues decreased to $900 million, compared to $992 million in the third quarter of 1995. EBITDA increased to $143 million from $57 million. Depreciation and amortization, including amortization related to the purchase of WCI, amounted to $95 million in 1996 and $96 million in 1995. Operating income increased to $48 million in 1996 from an operating loss of $39 million in 1995. Operating results for 1995 included $85 million in losses relating to certain start-up businesses and joint ventures owned by the Music Division which were restructured or closed. With regard to 1996, despite maintaining its leading domestic market share (over 22%), the Music Division's domestic recorded music operating results were negatively affected by the industry-wide softness in the overexpanded U.S. retail marketplace, which has resulted in a number of music retail store closings and higher returns of music product. The decline in revenues principally related to the continuing effects from the current U.S. retail environment, including an increase in the Music Division's reserve for returns to provide for an anticipated higher level of returns, and the absence of revenues from certain start-up businesses which are no longer being operated by the Music Division. The increase in EBITDA and operating income principally resulted from the absence of losses from certain start-up businesses and joint ventures, and was offset in part by the decline in the recorded music business and lower results from direct marketing activities.

     Cable. Revenues increased to $230 million, compared to $83 million in the third quarter of 1995. EBITDA increased to $122 million from $45 million. Depreciation and amortization amounted to $97 million in 1996 and $47 million in 1995. Operating income increased to $25 million in 1996 from an operating loss of $2 million in 1995. On a pro forma basis, giving effect to the CVI Acquisition as if it had occurred at the beginning of 1995, revenues benefited from an increase in basic cable subscribers, increases in regulated cable rates as permitted under Time Warner Cable's "social contract" with the Federal Communications Commission (the "FCC") and an increase in advertising revenues. Similarly, on a pro forma basis, EBITDA and operating income increased as a result of the revenue gains.

     Interest and Other, Net. Interest and other, net, increased to $276 million in the third quarter of 1996, compared to $259 million in the third quarter of 1995. Interest expense decreased to $217 million, compared to $234 million. The decrease in interest expense was principally due to the favorable effects from Time Warner's redemption of the 8.75% Convertible Debentures and the Series K Refinancing, offset in part by the assumption or incurrence of approximately $2 billion of debt in the 1996 acquisition of CVI and related companies. There was other expense, net, of $59 million in the third quarter of 1996, compared to $25 million in 1995, principally because of a decrease in investment-related income that included losses from reductions in the carrying value of certain investments and an increase in dividend requirements on preferred securities of subsidiaries issued in 1995 in connection with the redemption of the 8.75% Convertible Debentures.

Entertainment Group

     Filmed Entertainment. Revenues increased to $1.445 billion, compared to $1.176 billion in the third quarter of 1995. EBITDA increased to $146 million from $129 million. Depreciation and amortization, including amortization related to the purchase of WCI, amounted to $84 million in 1996 and $59 million in 1995. Operating income decreased to $62 million from $70 million. Revenues benefited from increases in domestic theatrical, worldwide home video and worldwide television distribution operations, offset in part by lower international theatrical revenues. EBITDA increased, and operating income benefited, principally from the revenue gains. Operating income was further affected in 1996 by higher depreciation and amortization related to the summer opening of an international theme park in Germany.

     Broadcasting - The WB Network. The WB Network recorded an operating loss of $27 million on $23 million of revenues in the third quarter of 1996, compared to an operating loss of $7 million on $7 million of revenues in the third quarter of 1995.
The increase in revenues and operating losses primarily resulted from the expansion of the WB Network's primetime programming schedule (now at three nights) and the expansion of Kids' WB!, the network's animated programming lineup on Saturday mornings and weekdays. In addition, operating losses for 1995 were mitigated by a favorable legal settlement. Due to the start-up nature of this new national broadcast operation, losses are expected to continue.

     Programming - HBO. Revenues increased to $426 million, compared to $409 million in the third quarter of 1995. EBITDA increased to $91 million from $74 million. Depreciation and amortization amounted to $5 million in 1996 and $4 million in 1995. Operating income increased to $86 million from $70 million. Revenues benefited primarily from a significant increase in subscriptions. EBITDA and operating income improved principally as a result of the revenue gains, as well as income related to the licensing of the television series Martin for domestic syndicated television exhibition.

     Cable.  Revenues increased to $955 million, compared to $858 million in the third quarter of 1995. EBITDA increased to $390 million from $345 million. Depreciation and amortization, including amortization related to the purchase of WCI and the acquisition of the ATC minority interest, amounted to $234 million in 1996 and $204 million in 1995. Operating income increased to $156 million from $141 million. Revenues benefited from an aggregate increase in basic cable and Primestar-related, direct broadcast satellite subscribers, increases in regulated cable rates as permitted under Time Warner Cable's "social contract" with the FCC and increases in advertising revenues.
EBITDA and operating income increased as a result of the revenue gains, offset in part, with respect to operating income only, by higher depreciation and amortization relating to increased capital spending.

     Interest and Other, Net. Interest and other, net, increased to $147 million in the third quarter of 1996, compared to $77 million in the third quarter of 1995. Interest expense decreased to $118 million, compared to $148 million in the third quarter of 1995, principally as a result of interest savings on lower average debt levels related to management's debt reduction program and lower short-term, floating-rates of interest paid on borrowings under TWE's former and existing bank credit agreements. There was other expense, net, of $29 million in the third quarter of 1996, compared to other income, net, of $71 million in 1995, principally due to a decrease in investment-related income. The decrease in investment-related income related to a reduction in interest income associated with lower average cash balances and lower average principal amounts due under the note receivable from U S WEST that was fully collected as of June 1996, as well as the absence of income recognized in connection with the 1995 restructuring of the Entertainment Group's interest in Court TV.

Nine Months Ended September 30, 1996 Compared to Nine Months
Ended September 30, 1995

     Time Warner had revenues of $6.364 billion, a loss of $215 million ($1.02 per common share) before an extraordinary loss on the retirement of debt and a net loss of $250 million ($1.11 per common share) for the nine months ended September 30, 1996, compared to revenues of $5.705 billion, a loss of $157 million ($.47 per common share) before an extraordinary loss on the retirement of debt and a net loss of $199 million ($.58 per common share) for the nine months ended September 30, 1995. Time Warner's equity in the pretax income of the Entertainment Group was $270 million for the nine months ended September 30, 1996, compared to $235 million for the nine months ended September 30, 1995.

     On a pro forma basis, giving effect to (i) the 1995 and early 1996 acquisitions by Time Warner of Summit, KBLCOM and CVI and related companies, and the 1995 formation by TWE of the TWE-Advance/Newhouse Partnership, (ii) the 1995 exchange of ITOCHU Corporation's and Toshiba Corporation's interests in TWE for equity interests in Time Warner, (iii) the 1995 and early 1996 refinancing of approximately $4 billion of public debt by Time Warner and the 1995 execution of a new $8.3 billion credit agreement, under which approximately $2.7 billion of debt assumed in the cable acquisitions was refinanced by subsidiaries of Time Warner and $2.6 billion of pre-existing bank debt was refinanced by TWE, (iv) the issuance in April 1996 of 1.6 million shares of Series K Preferred Stock and the use of approximately $1.55 billion of net proceeds therefrom to reduce debt, (v) the 1995 sale of 51% of TWE's interest in Six Flags and (vi) the sale or expected sale or transfer of certain unclustered cable television systems owned by TWE, as if each of such transactions had occurred at the beginning of 1995, Time Warner would have reported for the nine months ended September 30, 1996 and 1995, respectively, revenues of $6.364 billion and $6.249 billion, depreciation and amortization of $677 million and $704 million, operating income of $464 million and $305 million, equity in the pretax income of the Entertainment Group of $270 million and $258 million, a loss before extraordinary item of $193 million and $207 million ($1.09 and $1.15 per common share) and a net loss of $228 million and $249 million ($1.18 and $1.26 per common share).

     As discussed more fully below, the improvement in Time
Warner's pro forma net loss in 1996 as compared to pro forma results in 1995 principally relates to an overall increase in the operating income of Time Warner's business segments and increased income from its equity in the pretax income of the Entertainment
Group, offset in part by a decrease in investment-related income primarily resulting from gains on the sale of certain assets recognized in 1995. However, on a historical basis, the positive effect from such underlying operating trends was more than offset by an increase in interest expense relating to approximately $3.3 billion of debt assumed or incurred in the cable acquisitions, and with respect to Time Warner's 1996 net loss per common share, by an increase in preferred dividend requirements as a result of the preferred stock issued in connection with the Series K Refinancing, the cable acquisitions and the ITOCHU/Toshiba Transaction.

     The Entertainment Group had revenues of $7.817 billion and net income of $221 million for the nine months ended September 30, 1996, compared to revenues of $6.871 billion, income of $173 million before an extraordinary loss on the retirement of debt and net income of $149 million for the nine months ended September 30, 1995. On a pro forma basis, giving effect to (i) the 1995 formation of the TWE-Advance/Newhouse Partnership, (ii) the 1995 refinancing of approximately $2.6 billion of pre-existing bank debt, (iii) the 1995 consolidation of Paragon,
(iv) the 1995 sale of 51% of TWE's interest in Six Flags and (v) the sale or expected sale or transfer of certain unclustered cable television systems owned by TWE, as if each of such transactions had occurred at the beginning of 1995, the Entertainment Group would have reported for the nine months ended September 30, 1995, revenues of $6.936 billion, depreciation and amortization of $800 million, operating income of $749 million, income before extraordinary item of $199 million and net income of $175 million. No pro forma financial information has been presented for the Entertainment Group for the nine months ended September 30, 1996 because all of such transactions are already reflected, in all material respects, in the historical financial statements of the Entertainment Group.

     As discussed more fully below, the Entertainment Group's historical net income was higher in 1996 as compared to pro forma results in 1995 due to an overall increase in operating income generated by its business segments and the absence of a $24 million extraordinary loss on the retirement of debt recognized in 1995, offset in part by a decrease in investment-related income and an increase in minority interest expense related to the TWE-Advance/Newhouse Partnership. On a historical basis, such underlying operating trends were enhanced by interest savings in 1996 on lower average debt levels related to management's debt reduction program.

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

Time Warner

     Publishing. Revenues increased to $2.951 billion, compared to $2.673 billion in the first nine months of 1995. EBITDA increased to $335 million from $301 million. Depreciation and amortization amounted to $88 million in 1996 and $70 million in 1995. Operating income increased to $247 million from $231 million. Revenues benefited from across-the-board increases in magazine circulation, advertising and book revenues. All major magazine brands achieved revenue gains, including People, Entertainment Weekly and Sports Illustrated, the latter of which benefited in part from Olympics-related coverage. The increase in book revenues benefited from strong contributions by the direct marketing businesses. EBITDA and operating income increased as a result of the revenue gains.

     Music. Revenues decreased to $2.759 billion, compared to $2.969 billion in the first nine months of 1995. EBITDA increased to $454 million from $395 million. Depreciation and amortization, including amortization related to the purchase of WCI, amounted to $281 million in 1996 and 1995. Operating income increased to $173 million from $114 million. Operating results for 1995 included $85 million in losses relating to certain start-up businesses and joint ventures owned by the Music Division which were restructured or closed. With regard to 1996, despite maintaining its leading domestic market share (over 22%), the Music Division's domestic recorded music operating results were negatively affected by the industry-wide softness in the overexpanded U.S. retail marketplace, which has resulted in a number of music retail store closings and higher returns of music product. The decline in revenues principally related to (i) the effects from the current U.S. retail environment, including an increase in the Music Division's reserve for returns to provide for an anticipated higher level of returns (ii) a decline in international recorded music sales and (iii) the absence of revenues from certain start-up businesses which are no longer being operated by the Music Division. The increase in EBITDA and operating income principally resulted from the absence of losses from certain start-up businesses and joint ventures, and was offset in part by the decline in the recorded music business and lower results from direct marketing activities.

     Cable. Revenues increased to $677 million, compared to $83 million in the first nine months of 1995. EBITDA increased to $352 million from $45 million. Depreciation and amortization amounted to $308 million in 1996 and $47 million in 1995.
Operating income increased to $44 million in 1996 from an operating loss of $2 million in 1995. On a pro forma basis, giving effect to the CVI Acquisition as if it had occurred at the beginning of 1995, revenues benefited from an increase in basic cable subscribers, increases in regulated cable rates as permitted under Time Warner Cable's "social contract" with the FCC and an increase in advertising revenues. Similarly, on a pro forma basis, EBITDA and operating income increased as a result of the revenue gains.

     Interest and Other, Net. Interest and other, net, increased to $854 million in the first nine months of 1996, compared to $615 million in the first nine months of 1995. Interest expense increased to $688 million, compared to $663 million. The increase in interest expense was principally due to the assumption or incurrence of approximately $3.3 billion of debt in the cable acquisitions, offset in part by the favorable effects from Time Warner's redemption of the 8.75% Convertible Debentures and the Series K Refinancing. There was other expense, net, of $166 million in the first nine months of 1996, compared to other income, net, of $48 million in 1995, principally because of a decrease in investment-related income resulting from the absence of gains on certain asset sales recognized in 1995 in connection with management's debt reduction program, increased losses from reductions in the carrying value of certain investments and an increase in dividend requirements on preferred securities of subsidiaries issued in 1995 in connection with the redemption of the 8.75% Convertible Debentures.

Entertainment Group

     Filmed Entertainment. Revenues increased to $3.935 billion, compared to $3.514 billion in the first nine months of 1995.
EBITDA increased to $423 million from $369 million. Depreciation and amortization, including amortization related to the purchase of WCI, amounted to $209 million in 1996 and $173 million in 1995. Operating income increased to $214 million from $196 million. Revenues benefited from increases in domestic theatrical, worldwide home video and worldwide television distribution operations, offset in part by lower international theatrical revenues. EBITDA and operating income benefited principally from the revenue gains, offset in part, with respect to operating income only, by higher depreciation and amortization related to the 1996 summer opening of an international theme park in Germany.

     Six Flags Theme Parks. As a result of TWE's sale of 51% of its interest in Six Flags, the operating results of Six Flags have been deconsolidated effective as of June 23, 1995 and TWE's remaining 49% interest in Six Flags is accounted for under the equity method of accounting.

     Broadcasting - The WB Network. The WB Network recorded an operating loss of $63 million on $56 million of revenues in the first nine months of 1996, compared to an operating loss of $40 million on $13 million of revenues in the first nine months of 1995. The increase in revenues and operating losses primarily resulted from the expansion of the WB Network's primetime programming schedule (now at three nights) and the expansion of Kids' WB!, the network's animated programming lineup on Saturday mornings and weekdays. In addition, operating losses for 1995 were mitigated by a favorable legal settlement. Due to the start-up nature of this new national broadcast operation, losses are expected to continue.

     Programming - HBO. Revenues increased to $1.301 billion, compared to $1.195 billion in the first nine months of 1995. EBITDA increased to $259 million from $220 million. Depreciation and amortization amounted to $14 million in 1996 and $13 million in 1995. Operating income increased to $245 million from $207 million. Revenues benefited primarily from a significant increase in subscriptions. EBITDA and operating income improved principally as a result of the revenue gains, as well as income related to the licensing of the television series Martin for domestic syndicated television exhibition.

     Cable. Revenues increased to $2.863 billion, compared to $2.196 billion in the first nine months of 1995. EBITDA increased to $1.134 billion from $920 million. Depreciation and amortization, including amortization related to the purchase of WCI and the acquisition of the ATC minority interest, amounted to $685 million in 1996 and $563 million in 1995. Operating income increased to $449 million from $357 million. Revenues and operating results benefited from the contribution of the TWE-Advance/Newhouse Partnership and the consolidation of Paragon for a full nine-month period. Excluding such effects, revenues benefited from an aggregate increase in basic cable and Primestar-related, direct broadcast satellite subscribers, increases in regulated cable rates as permitted under Time Warner Cable's "social contract" with the FCC and increases in pay-per-view and advertising revenues. Excluding the TWE-Advance/Newhouse Partnership and Paragon effects noted above, EBITDA and operating income increased as a result of the revenue gains, offset in part, with respect to operating income only, by higher depreciation and amortization relating to increased capital spending.

     Interest and Other, Net. Interest and other, net, decreased to $369 million in the first nine months of 1996, compared to $381 million in the first nine months of 1995. Interest expense decreased to $358 million, compared to $447 million in the first nine months of 1995, principally as a result of interest savings on lower average debt levels related to management's debt reduction program and lower short-term, floating-rates of interest paid on borrowings under TWE's former and existing bank credit agreements. There was other expense, net, of $11 million in the first nine months of 1996, compared to other income, net, of $66 million in 1995, principally due to an overall decrease in investment-related income. The decrease in investment-related income resulted from a reduction in interest income, offset in part by higher gains on the sale of certain unclustered cable systems recognized in connection with management's debt reduction program. The reduction in interest income related to lower average cash balances and lower average principal amounts due under the note receivable from U S WEST that was fully collected as of June 1996.

FINANCIAL CONDITION AND LIQUIDITY
September 30, 1996

Time Warner

Financial Condition

     Time Warner had $10 billion of debt, $402 million of cash and equivalents (net debt of $9.6 billion), $425 million of borrowings against future stock option proceeds, $949 million of mandatorily redeemable preferred securities of subsidiaries, $1.629 billion of Series K Preferred Stock and $3.6 billion of shareholders' equity at September 30, 1996, compared to $9.9 billion of debt, $1.2 billion of cash and equivalents (net debt of $8.7 billion), $949 million of mandatorily redeemable preferred securities of subsidiaries and $3.7 billion of shareholders' equity at December 31, 1995. The increase in net debt principally reflects the assumption of approximately $2 billion of debt related to the CVI acquisition, offset in part by the use of approximately $1.55 billion of net proceeds from the issuance of the Series K Preferred Stock for debt reduction. The decrease in shareholders' equity reflects the repurchase of approximately 11.3 million shares of Time Warner common stock at an aggregate cost of approximately $452 million and dividend requirements, which have increased as a result of the preferred stock issued in connection with the cable acquisitions and the ITOCHU/Toshiba Transaction, offset in part by the issuance in 1996 of approximately 2.9 million shares of common stock and approximately 6.3 million shares of preferred stock in connection with the CVI acquisition. On a combined basis (Time Warner and the Entertainment Group together), excluding borrowings against future stock option proceeds, there was $15.1 billion of net debt at September 30, 1996, compared to $14.7 billion of net debt at the beginning of the year.

Investment in TWE

     Time Warner's investment in TWE at September 30, 1996 consisted of interests in 74.49% of the Series A Capital and Residual Capital of TWE, and 100% of the Senior Capital and Series B Capital of TWE. Such priority capital interests provide Time Warner (and with respect to the Series A Capital only, U S
WEST) with certain priority claims to the net partnership income of TWE and distributions of TWE partnership capital, including certain priority distributions of partnership capital in the event of liquidation or dissolution of TWE. Each level of priority capital interest provides for an annual rate of return equal to or exceeding 8%, including an above-market 13.25% annual rate of return (11.25% to the extent concurrently distributed) related to Time Warner's Series B Capital interest, which, when taken together with Time Warner's contributed capital, represented a cumulative priority Series B Capital interest of $5.1 billion at September 30, 1996. While the TWE partnership agreement contemplates the reinvestment of significant partnership cash flows in the form of capital expenditures and otherwise provides for certain other restrictions that are expected to limit cash distributions on partnership interests for the foreseeable future, Time Warner's $1.5 billion Senior Capital interest and, to the extent not previously distributed, partnership income allocated thereto (based on an 8% annual rate of return) is required to be distributed to Time Warner in three annual installments beginning on July 1, 1997.

Series K Exchangeable Preferred Stock

     In April 1996, Time Warner raised approximately $1.55 billion of net proceeds for debt reduction in a private placement of 1.6 million shares of Series K Preferred Stock, which pay cumulative dividends at the rate of 10-1/4% per annum. The issuance of the Series K Preferred Stock allowed the Company to realize cash proceeds through a security whose payment terms are principally linked (until a reorganization of TWE occurs, if any) to a portion of Time Warner's currently noncash-generating interest in the Series B Capital of TWE, as more fully described herein. Time Warner used the proceeds raised from the issuance of the Series K Preferred Stock to redeem $250 million principal amount of 8.75% Debentures due April 1, 2017 for $265 million in May 1996 (including redemption premiums and accrued interest thereon), and to reduce bank debt of TWI Cable Inc. ("TWI Cable") by approximately $1.3 billion. In connection with the redemption of the 8.75% Debentures due April 1, 2017, Time Warner recognized an extraordinary loss of $9 million in May 1996.

     Generally, the terms of the Series K Preferred Stock only require Time Warner to pay cash dividends or to redeem, prior to its mandatory redemption date, any portion of the security for cash upon the receipt of certain cash distributions from TWE with respect to Time Warner's interests in the Series B Capital and Residual Capital of TWE (excluding stock option related distributions and certain tax related distributions). However, because such cash distributions are subject to restrictions under the TWE partnership agreement, Time Warner does not expect to pay cash dividends or to redeem any portion of the Series K Preferred Stock for cash in the foreseeable future. Instead, Time Warner expects to satisfy its dividend requirements through the issuance of additional shares of Series K Preferred Stock with an aggregate liquidation preference equal to the amount of such dividends. In addition, upon a reorganization of TWE, Time Warner must elect either to redeem each outstanding share of Series K Preferred Stock for cash, subject to certain conditions, or to exchange the Series K Preferred Stock for new Series L Preferred Stock, which also pays cumulative dividends at the rate of 10-1/4% per annum but is not linked to Time Warner's interest in the Series B Capital of TWE. The terms of the Series L Preferred
Stock do not require Time Warner to pay cash dividends until July 2006 and provide Time Warner with an option to exchange the Series L Preferred Stock, subject to certain conditions, into 10-1/4% Senior Subordinated Debentures which do not require the payment of cash interest until July 2006. See Note 8 to the accompanying consolidated financial statements for a summary of the principal terms of the Series K Preferred Stock.

     In connection with the TBS Transaction, all shares of the privately-placed Series K Preferred Stock of Old Time Warner were converted into registered shares of Series M exchangeable preferred stock of New Time Warner with substantially identical terms.

Common Stock Repurchase Program

     In April 1996, Old Time Warner's Board of Directors authorized a program to repurchase, from time to time, up to 15 million shares of Old Time Warner common stock. In connection therewith, Old Time Warner entered into a five-year, $750 million revolving credit facility (the "Stock Option Proceeds Credit Facility") in May 1996 principally to support such stock repurchases. The common stock repurchased under the program was expected to be used to satisfy future share issuances related to the exercise of existing employee stock options. Actual repurchases in any period were subject to market conditions. As of September 30, 1996, Old Time Warner had acquired approximately
11.3 million shares of its common stock for an aggregate cost of approximately $452 million. Such repurchases were principally funded with borrowings under the Stock Option Proceeds Credit Facility and available cash and equivalents. In connection with the TBS Transaction, New Time Warner has assumed all of Old Time Warner's rights and obligations under the Stock Option Proceeds Credit Facility, including its obligations with respect to $425 million of outstanding borrowings. In addition, Old Time Warner's common stock repurchase program was discontinued and a similar program was authorized by New Time Warner to continue the repurchase, from time to time, of up to an additional 3.7 million shares of New Time Warner common stock.

     The Stock Option Proceeds Credit Facility initially provided for borrowings of up to $750 million, of which up to $100 million is reserved solely for the payment of interest and fees thereunder. Borrowings under the Stock Option Proceeds Credit Facility generally bear interest at LIBOR plus a margin equal to 75 basis points and are principally expected to be repaid from the cash proceeds received from the exercise of designated employee stock options. The receipt of such stock option proceeds permanently reduces the borrowing availability under the facility, which has been reduced to approximately $730 million as of September 30, 1996. At September 30, 1996, based on a closing market price of Time Warner common stock of $38.50, the aggregate exercise prices of outstanding vested, "in the money" stock options was approximately $1.9 billion, representing a 2.6 to 1 coverage ratio over the related borrowing availability. To the extent that such stock option proceeds are not sufficient to satisfy New Time Warner's obligations under the Stock Option Proceeds Credit Facility, New Time Warner is generally required to repay such borrowings using proceeds from the sale of shares of its common stock held in escrow under the Stock Option Proceeds Credit Facility or, at New Time Warner's election, using available cash on hand. Old Time Warner initially placed 36 million shares in escrow under this arrangement, which shares are not considered to be issued and outstanding capital stock of the Company. Such shares were converted into shares of New Time Warner common stock as a result of the TBS Transaction. New Time Warner may be required, from time to time, to have up to 52.5 million shares held in escrow.

     Because borrowings under the Stock Option Proceeds Credit Facility are expected to be principally repaid by New Time Warner from the cash proceeds from the exercise of employee stock options, New Time Warner's principal credit rating agencies have concluded that such borrowings and related financing costs are credit neutral and are excludable from debt and interest expense, respectively, for purposes of determining New Time Warner's leverage and coverage ratios.

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

Cash Flows

     During the first nine months of 1996, Time Warner's cash provided by operations amounted to $86 million and reflected $1.141 billion of EBITDA from its Publishing, Music and Cable businesses and $162 million of distributions from TWE, less $699 million of interest payments, $257 million of income taxes, $52 million of corporate expenses and $209 million related to an increase in other working capital requirements, balance sheet accounts and noncash items. Cash provided by operations of $654 million for the first nine months of 1995 reflected $741 million of business segment EBITDA and $957 million of net distributions from TWE, less $537 million of interest payments, $187 million of income taxes, $57 million of corporate expenses and $263 million related to an increase in other working capital requirements, balance sheet accounts and noncash items.

     Cash used by investing activities increased to $497 million in the first nine months of 1996, compared to $197 million in the first nine months of 1995, principally as a result of the cash portion of the consideration paid to acquire CVI and related companies and a $159 million decrease in investment proceeds realized in 1995 in connection with management's debt reduction program. Capital expenditures increased to $270 million in the first nine months of 1996, compared to $176 million in 1995, principally as a result of higher cable capital spending associated with Time Warner's cable acquisitions.

     Cash used by financing activities was $372 million for the first nine months of 1996, compared to $361 million for the first nine months of 1995. The use of cash in 1996 principally resulted from higher cash dividend requirements and the use of $557 million of noncurrent cash and equivalents raised in the December 1995 issuance of the Preferred Trust Securities to redeem the remaining portion of the 8.75% Convertible Debentures in February 1996, offset in part by borrowings incurred to finance the cash portion of the consideration paid to acquire CVI and related companies. In addition, Time Warner raised approximately $1.55 billion of net proceeds in 1996 from the issuance of 1.6 million shares of Series K Preferred Stock and used the net proceeds therefrom to reduce debt. Time Warner also borrowed $425 million under its Stock Options Proceeds Credit Facility and used the proceeds therefrom, together with available cash and equivalents, to repurchase approximately 11.3 million shares of its common stock at an aggregate cost of approximately $452 million. Cash used by financing activities in 1995 principally resulted from the use of approximately $200 million of available cash and equivalents, together with proceeds raised from the issuance of the PERCS and $500 million principal amount of ten-year notes, to redeem $1 billion of the then outstanding 8.75% Convertible Debentures in September 1995. Cash dividends paid increased to $203 million for the first nine months of 1996, compared to $110 million for the first nine months of 1995, principally as a result of dividends paid on the preferred stock issued in connection with the cable acquisitions and the ITOCHU/Toshiba Transaction.

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

Entertainment Group

Financial Condition

     The Entertainment Group had $5.7 billion of debt, $1.5 billion of Time Warner General Partners' Senior Capital and $6.7 billion of partners' capital at September 30, 1996, compared to $6.2 billion of debt, $1.4 billion of Time Warner General Partners' Senior Capital and $6.6 billion of partners' capital (net of the $169 million uncollected portion of the note receivable from U S WEST) at December 31, 1995. Cash and equivalents were $209 million at September 30, 1996 and December 31, 1995, reducing the debt-net-of-cash amounts for the Entertainment Group to $5.5 billion and $6 billion, respectively.

Cash Flows

     In the first nine months of 1996, the Entertainment Group's cash provided by operations amounted to $1.322 billion and reflected $1.753 billion of EBITDA from the Filmed Entertainment, Broadcasting-The WB Network, Programming-HBO and Cable businesses and $64 million related to a reduction in working capital requirements, other balance sheet accounts and noncash items, less $391 million of interest payments, $52 million of income taxes and $52 million of corporate expenses. Cash provided by operations of $1.205 billion in the first nine months of 1995 reflected $1.529 billion of business segment EBITDA and $229 million related to a reduction in working capital requirements, less $447 million of interest payments, $59 million of income taxes and $47 million of corporate expenses.

     Cash used by investing activities was $864 million in the first nine months of 1996, compared to $202 million in the first nine months of 1995, principally as a result of a $590 million decrease in investment proceeds realized in 1995 in connection with management's debt reduction program and higher capital expenditures. Capital expenditures increased to $1.228 billion in the first nine months of 1996, compared to $1.099 billion in the first nine months of 1995, principally as a result of higher cable capital spending as discussed more fully below.

     Cash used by financing activities was $458 million in the first nine months of 1996, compared to $1.635 billion in the first nine months of 1995, principally as a result of a lower level of debt reduction realized in 1996 and a $795 million decrease in net distributions paid to Time Warner, offset in part by a $206 million decrease in collections on the note receivable from U S WEST.

     Management believes that TWE's operating cash flow, cash and equivalents and additional borrowing capacity are sufficient to fund its capital and liquidity needs for the foreseeable future.

Cable Capital Spending

     Since the beginning of 1994, Time Warner Cable has been engaged in a plan to upgrade the technological capability and reliability of its cable television systems and develop new services, which it believes will position the business for sustained, long-term growth. Capital spending by Time Warner
Cable, including the cable operations of both Time Warner and TWE, amounted to $1.059 billion in the nine months ended
September 30, 1996, compared to $853 million in the nine months ended September 30, 1995, and was financed in part through collections on the note receivable from U S WEST of $169 million and $375 million, respectively. Cable capital spending is budgeted to be approximately $500 million for the remainder of 1996 and is expected to be funded by cable operating cash flow.
In exchange for certain flexibility in establishing cable rate pricing structures for regulated services that went into effect on January 1, 1996 and consistent with Time Warner Cable's long-term strategic plan, Time Warner Cable agreed with the FCC to invest a total of $4 billion in capital costs in connection with the upgrade of its cable infrastructure, which is expected to be substantially completed over a five-year period ending December 31, 2000. The agreement with the FCC covers all of the cable operations of Time Warner Cable, including the owned or managed cable television systems of Time Warner, TWE and the TWE-Advance/Newhouse Partnership. Management expects to continue to finance such level of investment principally through the growth in cable operating cash flow derived from increases in subscribers and cable rates, bank credit agreement borrowings and the development of new revenue streams from expanded programming options, high speed data transmission, telephony and other services.

Warner Bros. Backlog

     Warner Bros.' backlog, representing the amount of future revenue not yet recorded from cash contracts for the licensing of theatrical and television product for pay cable, network, basic cable and syndicated television exhibition, amounted to $1.611 billion at September 30, 1996, compared to $1.056 billion at December 31, 1995 (including amounts relating to HBO of $190 million at September 30, 1996 and $175 million at December 31,
1995). Warner Bros.' backlog increased principally as a result of the licensing of the hit television series Friends and ER for domestic syndication and cable television exhibition beginning in 1998. Because backlog generally relates to contracts for the licensing of theatrical and television product which have already been produced, the recognition of revenue for such completed product is principally only dependent upon the commencement of the availability period for telecast under the terms of the related licensing agreement. In addition, cash licensing fees are collected periodically over the term of the related licensing agreements. Accordingly, the portion of backlog for which cash advances have not already been received has significant off-balance sheet asset value as a source of future funding. The backlog excludes advertising barter contracts, which are also expected to result in the future realization of cash through the sale of advertising spots received under such contracts.

Interest Rate and Foreign Currency Risk Management

Interest Rate Swap Contracts

     Time Warner uses interest rate swap contracts to adjust the proportion of total debt that is subject to variable and fixed interest rates. At September 30, 1996, Time Warner had interest rate swap contracts to pay floating-rates of interest (average six-month LIBOR rate of 5.7%) and receive fixed-rates of interest (average rate of 5.4%) on $2.6 billion notional amount of indebtedness, which resulted in approximately 46% of Time Warner's underlying debt, and 41% of the debt of Time Warner and the Entertainment Group combined, being subject to variable interest rates. The notional amount of outstanding contracts at September 30, 1996 by year of maturity, along with the related average fixed-rates of interest to be received and the average floating-rates of interest to be paid, are as follows: 1996-$300 million (receive-4.6%; pay-5.6%); 1998-$700 million (receive-5.5%; pay-5.6%); 1999-$1.2 billion (receive-5.5%;
pay-5.7%); and 2000-$400 million (receive-5.5%; pay-5.7%). At
December 31, 1995, Time Warner had interest rate swap contracts on a like-amount of $2.6 billion notional amount of indebtedness.

     Based on the level of interest rates prevailing at September 30, 1996, the fair value of Time Warner's fixed-rate debt exceeded its carrying value by $82 million and it would have cost $52 million to terminate the related interest rate swap contracts, which combined is the equivalent of an unrealized loss of $134 million. Based on the level of interest rates prevailing at December 31, 1995, the fair value of Time Warner's fixed-rate debt exceeded its carrying value by $407 million and it would have cost $9 million to terminate its interest rate swap contracts, which combined was the equivalent of an unrealized loss of $416 million. Unrealized gains or losses on debt or interest rate swap contracts are not recognized for financial reporting purposes unless the debt is retired or the contracts are terminated prior to their maturity.

     Changes in the unrealized gains or losses on interest rate swap contracts and debt do not result in the realization or expenditure of cash unless the contracts are terminated or the debt is retired. However, based on Time Warner's variable-rate debt and related interest rate swap contracts outstanding at September 30, 1996, each 25 basis point increase or decrease in the level of interest rates would respectively increase or decrease Time Warner's annual interest expense and related cash payments by approximately $13 million, including $7 million related to interest rate swap contracts. Such potential increases or decreases are based on certain simplifying assumptions, including a constant level of variable-rate debt and related interest rate swap contracts during the period and, for all maturities, an immediate, across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period.

Foreign Exchange Contracts

     Time Warner uses foreign exchange contracts primarily to hedge the risk that unremitted or future royalties and license fees owed to Time Warner or TWE domestic companies for the sale or anticipated sale of U.S. copyrighted products abroad may be adversely affected by changes in foreign currency exchange rates. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, Time Warner hedges a portion of its and TWE's combined foreign currency exposures anticipated over the ensuing twelve month period. At September 30, 1996, Time Warner had effectively hedged approximately half of the combined estimated foreign currency exposures that principally relate to anticipated cash flows to be remitted to the U.S. over the ensuing twelve month period, using foreign exchange contracts that generally have maturities of three months or less, which are generally rolled over to provide continuing coverage throughout the year. Time Warner often closes foreign exchange sale contracts by purchasing an offsetting purchase contract. At September 30, 1996, Time Warner had contracts for the sale of $500 million and the purchase of $200 million of foreign currencies at fixed rates, primarily English pounds (23% of net contract value), German marks (26%), Canadian dollars (20%), French francs (12%) and Japanese yen (18%), compared to contracts for the sale of $504 million and the purchase of $140 million of foreign currencies at December 31, 1995.

     Unrealized gains or losses related to foreign exchange contracts are recorded in income as the market value of such contracts change; accordingly, the carrying value of foreign exchange contracts approximates market value. The carrying value of foreign exchange contracts was not material at September 30, 1996 and December 31, 1995. No cash is required to be received or paid with respect to such gains and losses until the related foreign exchange contracts are settled, generally at their respective maturity dates. For the nine months ended September 30, 1996 and 1995, Time Warner recognized $12 million in gains and $20 million in losses, respectively, and TWE recognized $4 million in gains and $8 million in losses, respectively, on foreign exchange contracts, which were or are expected to be offset by corresponding decreases and increases, respectively, in the dollar value of foreign currency royalties and license fee payments that have been or are anticipated to be received in cash from the sale of U.S. copyrighted products abroad. Time Warner reimburses or is reimbursed by TWE for contract gains and losses related to TWE's foreign currency exposure. Foreign currency contracts are placed with a number of major financial institutions in order to minimize credit risk.

     Based on the foreign exchange contracts outstanding at September 30, 1996, each 5% devaluation of the U.S. dollar as compared to the level of foreign exchange rates for currencies under contract at September 30, 1996 would result in approximately $25 million of unrealized losses and $10 million of unrealized gains on foreign exchange contracts involving foreign currency sales and purchases, respectively. Conversely, a 5% appreciation of the U.S. dollar would result in $25 million of unrealized gains and $10 million of unrealized losses, respectively. At September 30, 1996, none of Time Warner's foreign exchange purchase contracts related to TWE's foreign currency exposure. However, with regard to the $25 million of unrealized losses or gains on foreign exchange sale contracts, Time Warner would be reimbursed by TWE, or would reimburse TWE, respectively, for approximately $5 million related to TWE's foreign currency exposure. Consistent with the nature of the economic hedge provided by such foreign exchange contracts, such unrealized gains or losses would be offset by corresponding decreases or increases, respectively, in the dollar value of future foreign currency royalty and license fee payments that would be received in cash within the ensuing twelve month period from the sale of U.S. copyrighted products abroad.

                   TIME WARNER COMPANIES, INC.
                    CONSOLIDATED BALANCE SHEET
                           (Unaudited)

                                             September 30,     December 31,
                                                  1996            1995
                                               (millions, except
                                               per share amounts)
ASSETS
Current assets
Cash and equivalents                              $   402    $   628
Receivables, less allowances of $759 and $786       1,416      1,755
Inventories                                           475        443
Prepaid expenses                                      950        894

Total current assets                                3,243      3,720

Cash and equivalents segregated for
  redemption of long-term debt                          -        557
Investments in and amounts due to and from
  Entertainment Group                               5,993      5,734
Other investments                                   2,506      2,389
Property, plant and equipment, net                  1,505      1,119
Music catalogues, contracts and copyrights          1,064      1,140
Cable television franchises                         3,930      1,696
Goodwill                                            5,766      5,213
Other assets                                          460        564

Total assets                                      $24,467    $22,132

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts and royalties payable                    $ 1,462    $ 1,427
Debt due within one year                              105         34
Other current liabilities                           1,205      1,566

Total current liabilities                           2,772      3,027

Long-term debt                                      9,949      9,907
Borrowings against future stock option proceeds       425          -
Deferred income taxes                               3,935      3,420
Unearned portion of paid subscriptions                657        654
Other liabilities                                     571        508
Company-obligated mandatorily redeemable
  preferred securities of subsidiaries holding
  solely subordinated notes and debentures of
  the Company (a)                                     949        949
Series K exchangeable preferred stock, $1
  par value, 1.7 million shares outstanding at
  September 30, 1996 and $1.678 billion
  liquidation preference                            1,629          -

Shareholders' equity
Preferred stock, $1 par value, 35.6 million
  and 29.7 million shares outstanding, $3.559
  billion and $2.994 billion liquidation
  preference                                           36         30
Common stock, $1 par value, 384.9 million and
  387.7 million shares outstanding (excluding
  55.2 million and 45.7 million treasury shares)      385        388
Paid-in capital                                     5,791      5,422
Unrealized gains on certain marketable securities     182        116
Accumulated deficit                                (2,814)    (2,289)

Total shareholders' equity                          3,580      3,667

Total liabilities and shareholders' equity        $24,467    $22,132
_______________
(a) Includes $374 million of preferred securities that are redeemable for cash, or at Time Warner's option, approximately
12.1 million shares of Hasbro, Inc. common stock owned by Time
Warner (Note 7).

See accompanying notes.

                   TIME WARNER COMPANIES, INC.
               CONSOLIDATED STATEMENT OF OPERATIONS
                           (Unaudited)

                                        Three Months        Nine Months
                                    Ended September 30,   Ended September 30,
                                      1996     1995         1996     1995
                                     (millions, except per share amounts)

Revenues (a)                         $2,157    $1,981      $6,364    $5,705

Cost of revenues (a)(b)               1,284     1,274       3,809     3,396
Selling, general and
  administrative (a)(b)                 734       686       2,091     1,966

Operating expenses                    2,018     1,960       5,900     5,362

Business segment operating income       139        21         464       343
Equity in pretax income of
  Entertainment Group (a)                61       129         270       235
Interest and other, net (a)            (276)     (259)       (854)     (615)
Corporate expenses (a)                  (16)      (18)        (52)      (57)

Loss before income taxes                (92)     (127)       (172)      (94)
Income tax (provision) benefit            1        25         (43)      (63)

Loss before extraordinary item          (91)     (102)       (215)     (157)
Extraordinary loss on retirement of
  debt, net of $22 million income
  tax benefit in 1996 and $26 million
  income tax benefit in 1995              -       (42)        (35)      (42)

Net loss                                (91)     (144)       (250)     (199)

Preferred dividend requirements         (76)      (16)       (180)      (24)

Net loss applicable to common shares $ (167)    $(160)      $(430)    $(223)

Loss per common share:
Loss before extraordinary item       $(0.43)   $(0.30)     $(1.02)   $(0.47)

Net loss                             $(0.43)   $(0.41)     $(1.11)   $(0.58)

Average common shares                 385.0     386.5       388.7     382.5
__________________
(a) Includes the following income (expenses) resulting from transactions with the Entertainment Group and other related companies for the three and nine months ended September 30, 1996, respectively, and for the corresponding periods in the prior year: revenues- $47 million and $150 million in 1996, and $50 million and $144 million in 1995; cost of revenues- $(39) million and $(118) million in 1996, and $(25) million and $(74) million in 1995; selling, general and administrative-$20 million and $25 million in 1996, and $10 million and $39 million in 1995; equity in pretax income of Entertainment Group- $(20) million and $(24) million in 1996, and $(19) million and $(79) million in 1995;
interest and other, net-$(7) million and $(24) million in 1996, and $(14) million and $(13) million in 1995; and corporate expenses- $17 million and $52 million in 1996, and $17 million and $47 million in 1995.

(b) Includes depreciation and
    amortization expense of:         $  225   $   167       $  677   $  398


See accompanying notes.

                   TIME WARNER COMPANIES, INC.
               CONSOLIDATED STATEMENT OF CASH FLOWS
                           (Unaudited)

                                                           Nine Months
                                                        Ended September 30,
                                                          1996       1995
                                                             (millions)
OPERATIONS
Net loss                                                 $ (250)     $ (199)
Adjustments for noncash and nonoperating items:
Extraordinary loss on retirement of debt                     35          42
Depreciation and amortization                               677         398
Noncash interest expense                                     68         156
Excess (deficiency) of distributions over
  equity in pretax income of Entertainment Group           (108)        722
Changes in operating assets and liabilities                (336)       (465)

Cash provided by operations                                  86         654

INVESTING ACTIVITIES
Investments and acquisitions                               (400)       (353)
Capital expenditures                                       (270)       (176)
Investment proceeds                                         173         332

Cash used by investing activities                          (497)       (197)

FINANCING ACTIVITIES
Borrowings                                                2,394       1,997
Debt repayments                                          (4,109)     (2,643)
Borrowings against future stock option proceeds             425           -
Repurchases of Time Warner common stock                    (452)          -
Issuance of Series K Preferred Stock                      1,552           -
Issuance of PERCS                                             -         374
Dividends paid                                             (203)       (110)
Other                                                        21          21

Cash used by financing activities                          (372)       (361)

INCREASE (DECREASE) IN CASH AND EQUIVALENTS                (783)         96

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD (a)           1,185         282

CASH AND EQUIVALENTS AT END OF PERIOD                    $  402        $378
_______________
(a) Includes current and noncurrent cash and equivalents at December 31, 1995.

See accompanying notes.

                   TIME WARNER COMPANIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)

1.   DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

     Time Warner Companies, Inc. ("Old Time Warner") was formerly known as Time Warner Inc. On October 10, 1996, Old Time Warner became a wholly owned subsidiary of TW Inc. ("New Time Warner") in connection with the acquisition by New Time Warner of the remaining 80% interest in Turner Broadcasting System, Inc. ("TBS") that was not already owned by Old Time Warner, as more fully described herein (Note 3). Simultaneously therewith, New Time Warner was renamed Time Warner Inc. and Old Time Warner was renamed Time Warner Companies, Inc. The accompanying consolidated financial statements present the financial position, results of operations and cash flows of Old Time Warner. Unless the context indicates otherwise, references herein to "Time Warner" or the "Company" refer to Old Time Warner.

     Time Warner is one of the world's leading media and entertainment companies, whose principal business objective is to create and distribute branded information and entertainment copyrights throughout the world. Time Warner has interests in four fundamental areas of business: Entertainment, consisting principally of interests in recorded music and music publishing, filmed entertainment, broadcasting and theme parks; Cable Networks, consisting principally of interests in cable television programming; Publishing, consisting principally of interests in magazine publishing, book publishing and direct marketing; and Cable, consisting principally of interests in cable television systems. Substantially all of Time Warner's interests in filmed entertainment, broadcasting, theme parks and cable television programming, and a majority of its cable television systems, are held through Time Warner Entertainment Company, L.P. ("TWE"), a partnership in which Time Warner owns general and limited partnership interests in 74.49% of the pro rata priority capital ("Series A Capital") and residual equity capital ("Residual Capital") and 100% of the senior priority capital ("Senior Capital") and junior priority capital ("Series B Capital"). The remaining 25.51% limited partnership interests in the Series A Capital and Residual Capital of TWE are held by a subsidiary of U S WEST, Inc. ("U S WEST"). Time Warner does not consolidate TWE and certain related companies (the "Entertainment Group") for financial reporting purposes because of certain limited partnership approval rights related to TWE's interest in certain cable television systems.

     Each of the business interests within Entertainment, Cable Networks, Publishing and Cable is important to management's objective of increasing shareholder value through the creation, extension and distribution of recognizable brands and copyrights throughout the world. Such brands and copyrights include (1) copyrighted music from many of the world's leading recording artists that is produced and distributed by a family of established record labels such as Warner Bros. Records, the Atlantic and Elektra Entertainment Groups and Warner Music International, (2) the unique and extensive film and television libraries of Warner Bros. and trademarks such as the Looney Tunes characters and Batman, (3) The WB Network, a new national broadcasting network launched in 1995 as an extension of the Warner Bros. brand and as an additional distribution outlet for Warner Bros.' collection of children cartoons and television programming, (4) Six Flags, the largest regional theme park operator in the United States, in which TWE owns a 49% interest,
(5) HBO and Cinemax, the leading pay television services, (6) magazine franchises such as Time, People and Sports Illustrated and direct marketing brands such as Time Life Inc. and Book-of-the-Month Club and (7) Time Warner Cable, the second largest operator of cable television systems in the U.S.

    The operating results of Time Warner's various business interests are presented herein as an indication of financial performance (Note 10). Except for start-up losses incurred in connection with The WB Network, Time Warner's principal business interests generate significant operating income and cash flow from operations. The cash flow from operations generated by such business interests is significantly greater than their operating income due to significant amounts of noncash amortization of intangible assets recognized in various acquisitions accounted for by the purchase method of accounting. Noncash amortization of intangible assets recorded by Time Warner's business interests, including the unconsolidated business interests of the Entertainment Group, amounted to $261 million and $227 million for the three months ended September 30, 1996 and 1995, respectively, and $784 million and $615 million for the nine months ended September 30, 1996 and 1995, respectively.

Basis of Presentation

     The accompanying financial statements are unaudited but, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the financial position and the results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles applicable to interim periods. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of Time Warner for the year ended December 31, 1995.

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

2.   ENTERTAINMENT GROUP

     Time Warner's investment in and amounts due to and from the Entertainment Group at September 30, 1996 and December 31, 1995 consists of the following:

                                               September 30,   December 31,
                                                   1996          1995
                                                         (millions)

Investment in TWE                                     $6,275      $6,179
Stock option related distributions due from TWE          121         122
Credit agreement debt due to TWE                        (400)       (400)
Other liabilities due to TWE, principally
  related to home video distribution                    (295)       (354)
Other receivables due from TWE                           171          76
Investment in and amounts due to and from TWE          5,872       5,623
Investment in other Entertainment Group companies        121         111
Total                                                 $5,993      $5,734

    TWE is a Delaware limited partnership that was capitalized on June 30, 1992 to own and operate substantially all of the Filmed Entertainment, Programming-HBO and Cable businesses previously owned by subsidiaries of Time Warner. Certain Time Warner subsidiaries are the general partners of TWE ("Time Warner General Partners"). Time Warner acquired the aggregate 11.22% limited partnership interests previously held by subsidiaries of each of ITOCHU Corporation and Toshiba Corporation in 1995 for an aggregate cost of $1.36 billion, consisting of 15 million shares of convertible preferred stock (Series G Preferred Stock, Series H Preferred Stock and Series I Preferred Stock) and $10 million in cash (the "ITOCHU/Toshiba Transaction"). Accordingly, Time Warner and certain of its wholly owned subsidiaries collectively own general and limited partnership interests in 74.49% of the Series A Capital and Residual Capital of TWE, and 100% of the Senior Capital and Series B Capital of TWE. The remaining 25.51% limited partnership interests in the Series A Capital and Residual Capital of TWE are owned by U S WEST. The ITOCHU/Toshiba Transaction was accounted for by the purchase method of accounting for business combinations.

    The TWE partnership agreement provides for special allocations of income, loss and distributions of partnership capital, including priority distributions in the event of liquidation. TWE reported net income of $213 million and $83 million in the nine months ended September 30, 1996 and 1995, respectively, no portion of which was allocated to the limited partnership interests.

    Each Time Warner General Partner has guaranteed a pro rata portion of approximately $5.4 billion of TWE's debt and accrued interest at September 30, 1996, based on the relative fair value of the net assets each Time Warner General Partner contributed to TWE. Such indebtedness is recourse to each Time Warner General Partner only to the extent of its guarantee.

    Set forth below is summarized financial information of the Entertainment Group, which reflects the consolidation by TWE of the TWE-Advance/Newhouse Partnership effective as of April 1, 1995, the deconsolidation of Six Flags Entertainment Corporation ("Six Flags") effective as of June 23, 1995 and the consolidation of Paragon Communications ("Paragon") effective as of July 6, 1995.

TIME WARNER ENTERTAINMENT GROUP
                                        Three Months         Nine Months
                                    Ended September 30,   Ended September 30,
                                      1996     1995         1996   1995
                                                  (millions)
Operating Statement Information
Revenues                             $2,720    $2,363      $7,817    $6,871
Depreciation and amortization           323       267         908       780
Business segment operating income       277       274         845       749
Interest and other, net                 147        77         369       381
Minority interest                        52        51         154        86
Income before income taxes               61       129         270       235
Income before extraordinary item         51       103         221       173
Net income                               51        79         221       149


                                                              Nine Months
                                                          Ended September 30,
                                                            1996     1995
                                                               (millions)
Cash Flow Information
Cash provided by operations                                $1,322    $1,205
Capital expenditures                                       (1,228)   (1,099)
Investments and acquisitions                                  (86)     (143)
Investment proceeds                                           450     1,040
Borrowings                                                    190     2,041
Debt repayments                                              (697)   (3,135)
Collections on note receivable from U S WEST                  169       375
Capital distributions                                        (162)     (957)
Decrease in cash and equivalents                                -      (632)

                                                   September 30,  December 31,
                                                        1996          1995
                                                             (millions)
Balance Sheet Information
Cash and equivalents                                      $   209   $   209
Total current assets                                        3,095     2,909
Total assets                                               19,498    18,960
Total current liabilities                                   3,615     3,230
Long-term debt                                              5,673     6,137
Minority interests                                            900       726
Time Warner General Partners' Senior Capital                1,513     1,426
Partners' capital                                           6,742     6,576

     The assets and cash flows of TWE are restricted by the TWE partnership and credit agreements and are unavailable for use by the partners except through the payment of certain fees, reimbursements, cash distributions and loans, which are subject to limitations. At September 30, 1996 and December 31, 1995, the Time Warner General Partners had recorded $121 million and $122 million, respectively, of stock option related distributions due from TWE, based on closing prices of Time Warner common stock of $38.50 and $37.875, respectively. Time Warner is paid when the options are exercised. The Time Warner General Partners also receive tax-related distributions from TWE. The payment of such distributions was previously subject to restrictions until July 1995 and is now made to the Time Warner General Partners on a current basis. During the nine months ended September 30, 1996, the Time Warner General Partners received distributions from TWE in the amount of $162 million, consisting of $153 million of tax-related distributions and $9 million of stock option related distributions. During the nine months ended September 30, 1995, the Time Warner General Partners received distributions from TWE in the amount of $957 million, consisting of $575 million of tax-related distributions, $16 million of stock option related distributions and $366 million of TWE partnership income allocated to the Time Warner General Partners' Senior Capital interest.

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

3.   TBS TRANSACTION

     On October 10, 1996, New Time Warner acquired the remaining 80% interest in TBS that was not already owned by Old Time Warner (the "TBS Transaction"). The transaction was structured so that each of Old Time Warner and TBS became separate, wholly owned subsidiaries of New Time Warner which will combine, for financial reporting purposes, the consolidated net assets and operating results of Old Time Warner and TBS. In connection therewith, each issued and outstanding share of each class of capital stock of Old Time Warner was converted into one share of a substantially identical class of capital stock of New Time Warner.

     In connection with the TBS Transaction, New Time Warner issued (i) approximately 173.4 million shares of common stock, par value $.01 (including 50.6 million shares of a special class of non-redeemable common stock having 1/100th of a vote per share ("LMCN-V Class Common Stock") which were received by affiliates of Liberty Media Corporation ("LMC"), a former shareholder of TBS and a subsidiary of Tele-Communications, Inc.) in exchange for shares of TBS capital stock and (ii) approximately 14 million stock options to replace all outstanding TBS stock options. In addition, New Time Warner agreed to issue to LMC and its affiliates at a later date an additional five million shares of LMCN-V Class Common Stock and $67 million of consideration payable, at the election of New Time Warner, in cash or additional shares of LMCN-V Class Common Stock, pursuant to a separate option and non-competition agreement that will provide, if New Time Warner exercises its option, for a subsidiary of LMC to provide certain satellite uplink and distribution services for WTBS, a broadcast television station owned by TBS, in the event that WTBS is converted to a copyright-paid cable television programming service. The aggregate merger consideration has been valued at approximately $6.1 billion. New Time Warner has also
(i) fully and unconditionally guaranteed approximately $1 billion of TBS's outstanding publicly traded indebtedness and approximately $7.7 billion of Old Time Warner's outstanding publicly traded indebtedness and (ii) assumed certain existing liabilities of Old Time Warner, including all of Old Time Warner's rights and obligations under a $750 million revolving credit facility used principally to support common stock repurchases (Note 6).

     The TBS Transaction is not reflected in the accompanying consolidated financial statements of Old Time Warner, but will be accounted for by New Time Warner in the fourth quarter of 1996 by the purchase method of accounting for business combinations.

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

     On May 2, 1995, Time Warner acquired Summit, which owned cable television systems serving approximately 162,000 subscribers, in exchange for the issuance of approximately 1.6 million shares of common stock and approximately 3.3 million shares of a new convertible preferred stock ("Series C Preferred Stock") and the assumption of $140 million of indebtedness. The acquisition was accounted for by the purchase method of accounting for business combinations; accordingly, the cost to acquire Summit of approximately $351 million was allocated to the assets acquired in proportion to their respective fair values, as follows: cable television franchises-$372 million; goodwill-$146 million; other current and noncurrent assets-$144 million; long-term debt-$140 million; deferred income taxes-$166 million; and other current liabilities-$5 million. In August 1996, all shares of Series C Preferred Stock were exchanged for shares of a new series of convertible preferred stock with substantially identical terms ("Series J Preferred Stock").

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

     The accompanying consolidated statement of operations includes the operating results of each business from the respective closing date of each transaction. On a pro forma basis, giving effect to (i) the 1995 and early 1996 acquisitions by Time Warner of Summit, KBLCOM and CVI and related companies, and the 1995 formation by TWE of the TWE-Advance/Newhouse Partnership, (ii) the ITOCHU/Toshiba Transaction, (iii) the 1995 and early 1996 refinancing of approximately $4 billion of public debt by Time Warner and the 1995 execution of a new $8.3 billion credit agreement, under which approximately $2.7 billion of debt assumed in the cable acquisitions was refinanced by subsidiaries of Time Warner and $2.6 billion of pre-existing bank debt was refinanced by TWE, (iv) the issuance in April 1996 of 1.6 million shares of 10-1/4% Series K exchangeable preferred stock and the use of approximately $1.55 billion of net proceeds therefrom to reduce debt, (v) the sale of 51% of TWE's interest in Six Flags and (vi) the sale or expected sale or transfer of certain unclustered cable television systems owned by TWE, as if each of such transactions had occurred at the beginning of 1995, Time Warner would have reported for the three months ended September 30, 1995, revenues of $2.111 billion, depreciation and amortization of $237 million, operating income of $15 million, equity in the pretax income of the Entertainment Group of $130 million, a loss before extraordinary item of $113 million ($.49 per common share) and a net loss of $155 million ($.60 per common share). No pro forma financial information has been presented for Time Warner for the three months ended September 30, 1996 because all of such transactions are already reflected, in all material respects, in the historical financial statements of Time Warner.

     On a pro forma basis, giving effect to the transactions described above as if each had occurred at the beginning of 1995, Time Warner would have reported for the nine months ended September 30, 1996 and 1995, respectively, revenues of $6.364 billion and $6.249 billion, depreciation and amortization of $677 million and $704 million, operating income of $464 million and $305 million, equity in the pretax income of the Entertainment Group of $270 million and $258 million, a loss before extraordinary item of $193 million and $207 million ($1.09 and $1.15 per common share) and a net loss of $228 million and $249 million ($1.18 and $1.26 per common share).

5.   LONG-TERM DEBT

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

     In April 1996, Time Warner raised approximately $1.55 billion of net proceeds in a private placement of 10-1/4% Series K exchangeable preferred stock (Note 8). The proceeds were used by Time Warner to redeem $250 million principal amount of 8.75% Debentures due April 1, 2017 (the "8.75% Non-Convertible Debentures" and when taken together with the 8.75% Convertible Debentures, the "8.75% Debentures") for approximately $265 million in May 1996 (including redemption premiums and accrued interest thereon), and to reduce bank debt of TWI Cable Inc. by approximately $1.3 billion.

     An extraordinary loss of $35 million was incurred in 1996 in connection with Time Warner's redemption of the 8.75% Debentures.
An extraordinary loss of $42 million was recognized in 1995 in connection with Time Warner's partial redemption of the 8.75% Convertible Debentures and the write-off by TWE of deferred financing costs related to its former bank credit agreement that was terminated.

6.   BORROWINGS AGAINST FUTURE STOCK OPTION PROCEEDS

     In connection with Time Warner's common stock repurchase program (Note 9), Old Time Warner entered into a five-year, $750 million revolving credit facility (the "Stock Option Proceeds Credit Facility") in May 1996 principally to support such stock repurchases. In connection with the TBS Transaction, New Time Warner has assumed all of Old Time Warner's rights and obligations under the Stock Option Proceeds Credit Facility, including its obligations with respect to its $425 million of borrowings.

     The Stock Option Proceeds Credit Facility initially provided for borrowings of up to $750 million, of which up to $100 million is reserved solely for the payment of interest and fees thereunder. Borrowings under the Stock Option Proceeds Credit Facility generally bear interest at LIBOR plus a margin equal to 75 basis points and are principally expected to be repaid from the cash proceeds received from the exercise of designated employee stock options. The receipt of such stock option proceeds permanently reduces the borrowing availability under the facility, which has been reduced to approximately $730 million as of September 30, 1996. At September 30, 1996, based on a closing market price of Time Warner common stock of $38.50, the aggregate exercise prices of outstanding vested, "in the money" stock options was approximately $1.9 billion, representing a 2.6 to 1 coverage ratio over the related borrowing availability. To the extent that such stock option proceeds are not sufficient to satisfy New Time Warner's obligations under the Stock Option Proceeds Credit Facility, New Time Warner is generally required to repay such borrowings using proceeds from the sale of shares of its common stock held in escrow under the Stock Option Proceeds Credit Facility or, at New Time Warner's election, using available cash on hand. Old Time Warner initially placed 36 million shares in escrow under this arrangement, which shares are not considered to be issued and outstanding capital stock of the Company. Such shares were converted into shares of New Time Warner common stock as a result of the TBS Transaction. New Time Warner may be required, from time to time, to have up to 52.5 million shares held in escrow.

7.   MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARIES

     In August 1995, Time Warner issued approximately 12.1 million Company-obligated mandatorily redeemable preferred securities of a wholly owned subsidiary ("PERCS") for aggregate gross proceeds of $374 million. The sole assets of the subsidiary that is the obligor on the PERCS are $385 million principal amount of 4% subordinated notes of Time Warner due December 23, 1997. Cumulative cash distributions are payable on the PERCS at an annual rate of 4%. The PERCS are mandatorily redeemable on December 23, 1997, for an amount per PERCS equal to the lesser of $54.41, and the market value of a share of common stock of Hasbro, Inc. ("Hasbro") on December 17, 1997, payable in cash or, at Time Warner's option, Hasbro common stock. Time Warner has the right to redeem the PERCS at any time prior to December 23, 1997, at an amount per PERCS equal to $54.41 (or in certain limited circumstances the lesser of such amount and the market value of a share of Hasbro common stock at the time of redemption) plus accrued and unpaid distributions thereon and a declining premium, payable in cash or, at Time Warner's option, Hasbro common stock. Time Warner owns approximately 12.1 million shares of Hasbro common stock, which can be used by Time Warner, at its election, to satisfy its obligations under the PERCS or its obligations under its zero coupon exchangeable notes due 2012. Such zero coupon notes are exchangeable and redeemable into an aggregate
12.1 million shares of Hasbro common stock.

     In December 1995, Time Warner issued approximately 23 million Company-obligated mandatorily redeemable preferred securities of a wholly owned subsidiary ("Preferred Trust Securities") for aggregate gross proceeds of $575 million. The sole assets of the subsidiary that is the obligor on the Preferred Trust Securities are $592 million principal amount of 8-7/8% subordinated debentures of Time Warner due December 31,
2025. Cumulative cash distributions are payable on the Preferred Trust Securities at an annual rate of 8-7/8%. Cash distributions may be deferred at the election of Time Warner for any period not exceeding 20 consecutive quarters. The Preferred Trust Securities are mandatorily redeemable for cash on December 31, 2025, and Time Warner has the right to redeem the Preferred Trust Securities, in whole or in part, on or after December 31, 2000, or in other certain circumstances, in each case at an amount per Preferred Trust Security equal to $25 plus accrued and unpaid distributions thereon.

     Old Time Warner has certain obligations relating to the PERCS and the Preferred Trust Securities which amount to a full and unconditional guaranty of each subsidiary's obligations with respect thereto. In connection with the TBS Transaction, New Time Warner has guaranteed such obligations of Old Time Warner.

8.   SERIES K EXCHANGEABLE PREFERRED STOCK

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

     The Series K Preferred Stock may be redeemed at the option of Time Warner, in whole or in part, on or after July 1, 2006, subject to certain conditions, at an amount per share equal to its liquidation preference plus accumulated and accrued and unpaid dividends thereon, and a declining premium through July 1, 2010 (the "Optional Redemption Price"). Time Warner is required to redeem shares of Series K Preferred Stock representing up to 20%, 25%, 33 % and 50% of the then outstanding liquidation preference of the Series K Preferred Stock on July 1 of 2012, 2013, 2014 and 2015, respectively, at an amount equal to the aggregate liquidation preference of the number of shares to be redeemed plus accumulated and accrued and unpaid dividends thereon (the "Mandatory Redemption Price"). Total payments in respect of such mandatory redemption obligations on any redemption date are limited to an amount equal to the Pro Rata Percentage of any cash distributions received by Time Warner from TWE in the preceding year in connection with the redemption of Time Warner's interest in the Series B Capital of TWE and in connection with certain cash distributions related to Time Warner's interest in the Residual Capital of TWE. The redemption of the Series B Capital of TWE is scheduled to occur ratably over a five-year period commencing on June 30, 2011. Time Warner is required to redeem any remaining outstanding shares of Series K Preferred Stock on July 1, 2016 at the Mandatory Redemption Price; however, in the event that Time Warner's interest in the Series B Capital of TWE has not been redeemed in full prior to such final mandatory redemption date, payments in respect of the final mandatory redemption obligation of the Series K Preferred Stock in 2016 will be limited to an amount equal to the lesser of the Mandatory Redemption Price and an amount equal to the Pro Rata Percentage of the fair market value of TWE (net of taxes) attributable to Time Warner's interests in the Series B Capital and Residual Capital of TWE. Accordingly, there is no assurance that such value will result in the redemption of the Series K Preferred Stock at its full liquidation preference plus accumulated and accrued and unpaid dividends thereon.

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

     In connection with the TBS Transaction, all shares of the privately-placed Series K Preferred Stock of Old Time Warner were converted into registered shares of Series M exchangeable preferred stock of New Time Warner with substantially identical terms.

9.   CAPITAL STOCK

     Changes in shareholders' equity are as follows:
                                                           Nine Months
                                                        Ended September 30,
                                                          1996      1995
                                                            (millions)

Balance at beginning of year                            $3,667      $1,148
Net loss                                                  (250)       (199)
Common dividends declared                                 (105)       (103)
Preferred dividends declared                              (180)        (24)
Repurchases of Time Warner common stock                   (452)          -
Issuance of common stock and preferred stock
  in the Cable Acquisitions                                680       1,384
Issuance of preferred stock in ITOCHU/Toshiba transaction    -       1,350
Unrealized gains on certain marketable equity investments   66           4
Other, principally shares issued pursuant to stock option
  and dividend reinvestment plans                          154         132

Balance at September 30                                 $3,580      $3,692

     In April 1996, Old Time Warner's Board of Directors authorized a program to repurchase, from time to time, up to 15 million shares of Old Time Warner common stock. The common stock repurchased under the program was expected to be used to satisfy future share issuances related to the exercise of existing employee stock options. Actual repurchases in any period were subject to market conditions. As of September 30, 1996, Time Warner had acquired approximately 11.3 million shares of its common stock for an aggregate cost of approximately $452 million. Such repurchases were principally funded with borrowings under the Stock Option Proceeds Credit Facility (Note 6) and available cash and equivalents. In connection with the TBS Transaction, Old Time Warner's common stock repurchase program was discontinued and a similar program was authorized by New Time Warner to continue the repurchase, from time to time, of up to an additional 3.7 million shares of New Time Warner common stock.

     In connection with the TBS Transaction, Old Time Warner was recapitalized resulting in a reduction in the number of outstanding shares of each class of Old Time Warner capital stock by a factor of 1/1000, and a reduction in the par value of each class of such capital stock from $1 per share to $.01 per share. All of such shares are held directly and indirectly by New Time Warner.

10.  SEGMENT INFORMATION

     Time Warner's businesses are conducted in four fundamental areas: Entertainment, consisting principally of interests in recorded music and music publishing, filmed entertainment, broadcasting and theme parks; Cable Networks, consisting principally of interests in cable television programming; Publishing, consisting principally of interests in magazine publishing, book publishing and direct marketing; and Cable, consisting principally of interests in cable television systems. Substantially all of Time Warner's interests in filmed entertainment, broadcasting, theme parks and cable television programming, and a majority of its cable television systems, are held by the Entertainment Group, which is not consolidated for financial reporting purposes.

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

                                        Three Months        Nine Months
                                    Ended September 30,  Ended September 30,
                                     1996       1995      1996      1995
Revenues                                          (millions)
Time Warner:
Publishing                          $1,034      $ 914    $2,951      $2,673
Music                                  900        992     2,759       2,969
Cable                                  230         83       677          83
Intersegment elimination                (7)        (8)      (23)        (20)

Total                               $2,157     $1,981    $6,364      $5,705

Entertainment Group:
Filmed Entertainment                $1,445     $1,176    $3,935      $3,514
Six Flags Theme Parks                    -          -         -         227
Broadcasting - The WB Network           23          7        56          13
Programming - HBO                      426        409     1,301       1,195
Cable                                  955        858     2,863       2,196
Intersegment elimination              (129)       (87)     (338)       (274)

Total                               $2,720     $2,363    $7,817      $6,871

                                        Three Months        Nine Months
                                    Ended September 30,  Ended September 30,
                                    1996      1995        1996      1995
Operating Income                                  (millions)
Time Warner:
Publishing                          $  66      $   62    $  247      $  231
Music(1)                               48         (39)      173         114
Cable                                  25          (2)       44          (2)

Total                              $  139      $   21    $  464      $  343

Entertainment Group:
Filmed Entertainment               $   62      $   70    $  214      $  196
Six Flags Theme Parks                   -           -         -          29
Broadcasting - The WB Network         (27)         (7)      (63)        (40)
Programming - HBO                      86          70       245         207
Cable                                 156         141       449         357

Total                              $  277      $  274    $  845      $  749
__________________
(1) Includes pretax losses of $85 million recorded in the third quarter of 1995 related to certain businesses and joint ventures owned by the Music Division which were restructured or closed.

                                        Three Months        Nine Months
                                    Ended September 30,  Ended September 30,
                                      1996      1995       1996      1995
Depreciation of Property, Plant and Equipment      (millions)
Time Warner:
Publishing                         $   21      $   15     $   53      $   43
Music                                  26          24         68          71
Cable                                  32          13         98          13

Total                              $   79      $   52     $  219      $  127

Entertainment Group:
Filmed Entertainment               $   52      $   28     $  117      $   73
Six Flags Theme Parks                   -           -          -          20
Broadcasting - The WB Network           -           -          -           -
Programming - HBO                       5           4         14          13
Cable                                 151         123        451         330

Total                               $ 208      $  155     $  582      $  436

                                        Three Months        Nine Months
                                    Ended September 30,  Ended September 30,
                                      1996      1995        1996      1995
Amortization of Intangible Assets (1)              (millions)
Time Warner:
Publishing                          $  12      $    9     $   35      $   27
Music                                  69          72        213         210
Cable                                  65          34        210          34

Total                              $  146      $  115     $  458      $  271

Entertainment Group:
Filmed Entertainment               $   32      $   31     $   92      $  100
Six Flags Theme Parks                   -           -          -          11
Broadcasting - The WB Network           -           -          -           -
Programming - HBO                       -           -          -           -
Cable                                  83          81        234         233

Total                              $  115      $  112     $  326      $  344
__________________
(1) Amortization includes all amortization relating to the acquisitions of Warner Communications Inc. ("WCI") in 1989, the
American Television and Communications Corporation ("ATC") minority interest in 1992, the acquisitions of KBLCOM and Summit in 1995 and CVI and related companies in 1996, and to other business combinations accounted for by the purchase method.


11.  CONTINGENCIES

     Pending legal proceedings are substantially limited to litigation incidental to businesses of Time Warner and alleged damages in connection with class action lawsuits. In the opinion of counsel and management, the ultimate resolution of these matters will not have a material effect on the consolidated financial statements of Time Warner.

12.  ADDITIONAL FINANCIAL INFORMATION

     Additional financial information is as follows:

                                                           Nine Months
                                                        Ended September 30,
                                                          1996      1995
                                                            (millions)
Interest expense                                       $  688      $  663
Cash payments made for interest                           699         537
Cash payments made for income taxes                       294         207
Tax-related distributions received from TWE               153         575
Income tax refunds received                                37          20
Noncash dividends                                          79           -

             TIME WARNER ENTERTAINMENT COMPANY, L.P.
               MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     TWE is engaged principally in three fundamental areas of business: Entertainment, consisting principally of interests in filmed entertainment, broadcasting and theme parks; Cable Networks, consisting principally of interests in cable television programming; and Cable, consisting principally of interests in cable television systems. TWE also manages the cable properties owned by Time
Warner Companies, Inc. ("Time Warner")* and the combined cable television operations are conducted under the name of Time Warner Cable. Capitalized terms are as defined and described in the accompanying consolidated financial statements, or elsewhere herein.

Significant Transactions

     In 1996, certain transactions were completed by Time Warner and TWE that have had an effect on TWE's results of operations and financial condition. Such transactions include:

   * The acquisition by Time Warner of Cablevision Industries Corporation ("CVI") and related companies on January 4, 1996, which strengthened Time Warner Cable's geographic clusters of cable television systems and substantially increased the number of cable subscribers managed by Time Warner Cable. As of September 30, 1996, Time Warner Cable served approximately 12.1 million subscribers in neighborhoods passing nearly 20% of the television homes in the U.S.

   * The closing of certain previously-announced sales by TWE of unclustered cable television systems which raised approximately $150 million of net proceeds for debt reduction. Including the 1995 sale of 51% of its interest in Six Flags Entertainment Corporation ("Six Flags"), TWE has now completed transactions that have raised approximately $1.3 billion for debt reduction.

The nature of these transactions and their impact on the results of operations and financial condition of TWE are further discussed below.

_________________
* Time Warner Companies, Inc. ("Old Time Warner") was formerly known as Time Warner Inc. On October 10, 1996, Old Time Warner became a wholly owned subsidiary of TW Inc. ("New Time Warner") in connection with the acquisition by New Time Warner of the remaining 80% interest in Turner Broadcasting System, Inc. that was not already owned by Old Time Warner. Simultaneously therewith, New Time Warner was renamed Time Warner Inc. and Old Time Warner was renamed Time Warner Companies, Inc. Unless the context indicates otherwise, references herein to "Time Warner" refer to Old Time Warner.

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

RESULTS OF OPERATIONS

     EBITDA and operating income for TWE for the three and nine months ended September 30, 1996 and 1995 are as follows:

             Three Months Ended September 30, Nine Months Ended September 30,
                  EBITDA     Operating Income    EBITDA    Operating Income
                1996   1995    1996   1995     1996   1995     1996   1995
                                           (millions)
Filmed
 Entertainment  $139  $118     $ 56   $ 60     $  410   $  348   $205   $179
Six Flags
 Theme Parks       -     -        -      -          -       60      -     29
Broadcasting -
 The WB Network  (27)   (7)     (27)    (7)       (63)     (40)   (63)   (40)
Programming -
 HBO              91    73       86     70        259      218    245    207
Cable            390   344      156    145      1,134      900    449    350

Total           $593  $528     $271   $268     $1,740   $1,486   $836   $725

Three Months Ended September 30, 1996 Compared to the Three
Months Ended September 30, 1995

    TWE had revenues of $2.718 billion, and net income of $45 million for the three months ended September 30, 1996, compared to revenues of $2.324 billion, income of $47 million before an extraordinary loss on the retirement of debt and net income of $23 million for the three months ended September 30, 1995.

    On a pro forma basis, giving effect to (i) the 1995 formation of the TWE-Advance/Newhouse Partnership, (ii) the 1995 refinancing of approximately $2.6 billion of pre-existing bank debt, (iii) the 1995 consolidation of Paragon, (iv) the 1995 reacquisition of the Time Warner Service Partnership Assets, (v) the 1995 sale of 51% of TWE's interest in Six Flags and (vi) the sale or expected sale or transfer of certain unclustered cable television systems owned by TWE, as if each of such transactions had occurred at the beginning of 1995, TWE would have reported for the three months ended September 30, 1995, revenues of $2.352 billion, depreciation and amortization of $265 million, operating income of $265 million, income before extraordinary item of $98 million and net income of $74 million. No pro forma financial information has been presented for TWE for the three months ended September 30, 1996 because all of such transactions are already reflected, in all material respects, in the historical financial statements of TWE.

    As discussed more fully below, TWE's historical net income was lower in 1996 as compared to historical and pro forma results in 1995 due to a decrease in investment-related income, which more than offset the absence of a $24 million extraordinary loss on the retirement of debt recognized in 1995, an overall increase in operating income generated by its business segments and interest savings in 1996 on lower average debt levels related to management's debt reduction program.

    As a U.S. partnership, TWE is not subject to U.S. federal and state income taxation. Income and withholding taxes of $10 million and $26 million in the three months ended September 30, 1996 and 1995, respectively, have been provided in respect of the operations of TWE's domestic and foreign subsidiary corporations.

    Filmed Entertainment. Revenues increased to $1.443 billion, compared to $1.174 billion in the third quarter of 1995. EBITDA increased to $139 million from $118 million. Depreciation and amortization, including amortization related to the purchase of WCI, amounted to $83 million in 1996 and $58 million in 1995. Operating income decreased to $56 million from $60 million. Revenues benefited from increases in domestic theatrical, worldwide home video and worldwide television distribution operations, offset in part by lower international theatrical revenues. EBITDA increased, and operating income benefited, principally from the revenue gains. Operating income was further affected in 1996 by higher depreciation and amortization related to the summer opening of an international theme park in Germany.

    Broadcasting - The WB Network. The WB Network recorded an operating loss of $27 million on $23 million of revenues in the third quarter of 1996, compared to $7 million of an operating loss on $7 million of revenues in the third quarter of 1995. The increase in revenues and operating losses primarily resulted from the expansion of the WB Network's primetime programming schedule
(now at three nights) and the expansion of Kids' WB!, the network's animated programming lineup on Saturday mornings and weekdays. In addition, operating losses for 1995 were mitigated by a favorable legal settlement. Due to the start-up nature of this new national broadcast operation, losses are expected to continue.

    Programming - HBO. Revenues increased to $426 million, compared to $404 million in the third quarter of 1995. EBITDA increased to $91 million from $73 million. Depreciation and amortization amounted to $5 million in 1996 and $3 million in 1995. Operating income increased to $86 million from $70 million. Revenues benefited primarily from a significant increase in subscriptions. EBITDA and operating income improved principally as a result of the revenue gains, as well as income related to the licensing of the television series Martin for domestic syndicated television exhibition.

    Cable. Revenues increased to $955 million, compared to $826 million in the third quarter of 1995. EBITDA increased to $390 million from $344 million. Depreciation and amortization, including amortization related to the purchase of WCI and the acquisition of the ATC minority interest, amounted to $234 million in 1996 and $199 million in 1995. Operating income increased to $156 million from $145 million. Revenues benefited from an aggregate increase in basic cable and Primestar-related, direct broadcast satellite subscribers, increases in regulated cable rates as permitted under Time Warner Cable's "social contract" with the Federal Communications Commission (the "FCC") and increases in advertising revenues. EBITDA and operating income increased as a result of the revenue gains, offset in part, with respect to operating income only, by higher depreciation and amortization relating to increased capital spending.

    Interest and Other, Net. Interest and other, net, increased to $147 million in the third quarter of 1996, compared to $127 million in the third quarter of 1995. Interest expense decreased to $117 million, compared to $144 million in the third quarter of 1995, principally as a result of interest savings on lower average debt levels related to management's debt reduction program and lower short-term, floating-rates of interest paid on borrowings under TWE's former and existing bank credit agreements. There was other expense, net, of $30 million in the third quarter of 1996, compared to other income, net, of $17 million in 1995, principally due to a decrease in investment-related income. The decrease in investment-related income related to a reduction in interest income associated with lower average cash balances and lower average principal amounts due under the note receivable from U S WEST that was fully collected as of June 1996.

Nine Months Ended September 30, 1996 Compared to the Nine Months
Ended September 30, 1995

    TWE had revenues of $7.811 billion and net income of $213 million for the nine months ended September 30, 1996, compared to revenues of $6.762 billion, income of $107 million before an extraordinary loss on the retirement of debt and net income of $83 million for the nine months ended September 30, 1995.

    On a pro forma basis, giving effect to (i) the 1995 formation of the TWE-Advance/Newhouse Partnership, (ii) the 1995 refinancing of approximately $2.6 billion of pre-existing bank debt, (iii) the 1995 consolidation of Paragon, (iv) the 1995 reacquisition of the Time Warner Service Partnership Assets, (v) the 1995 sale of 51% of TWE's interest in Six Flags and (vi) the sale or expected sale or transfer of certain unclustered cable television systems owned by TWE, as if each of such transactions had occurred at the beginning of 1995, TWE would have reported for the nine months ended September 30, 1995, revenues of $6.935 billion, depreciation and amortization of $793 million, operating income of $725 million, income before extraordinary item of $175 million and net income of $151 million. No pro forma financial information has been presented for TWE for the nine months ended September 30, 1996 because all of such transactions are already reflected, in all material respects, in the historical financial statements of TWE.

    As discussed more fully below, TWE's historical net income was higher in 1996 as compared to pro forma results in 1995 due to an overall increase in operating income generated by its business segments and the absence of a $24 million extraordinary loss on the retirement of debt recognized in 1995, offset in part by a decrease in investment-related income and an increase in minority interest expense related to the TWE-Advance/Newhouse Partnership. On a historical basis, such underlying operating trends were enhanced by interest savings in 1996 on lower average debt levels related to management's debt reduction program.

    As a U.S. partnership, TWE is not subject to U.S. federal and state income taxation. Income and withholding taxes of $49 million in the nine months ended September 30, 1996, and $62 million in the nine months ended September 30, 1995, have been provided in respect of the operations of TWE's domestic and foreign subsidiary corporations.

    Filmed Entertainment. Revenues increased to $3.929 billion, compared to $3.508 billion in the first nine months of 1995. EBITDA increased to $410 million from $348 million. Depreciation and amortization, including amortization related to the purchase of WCI, amounted to $205 million in 1996 and $169 million in 1995. Operating income increased to $205 million from $179 million. Revenues benefited from increases in domestic theatrical, worldwide home video and worldwide television distribution operations, offset in part by lower international theatrical revenues. EBITDA and operating income benefited principally from the revenue gains, offset in part, with respect to operating income only, by higher depreciation and amortization related to the 1996 summer opening of an international theme park in Germany.

    Six Flags Theme Parks. As a result of TWE's sale of 51% of its interest in Six Flags, the operating results of Six Flags have been deconsolidated effective as of June 23, 1995 and TWE's remaining 49% interest in Six Flags is accounted for under the equity method of accounting.

    Broadcasting - The WB Network. The WB Network recorded an operating loss of $63 million on $56 million of revenues in the first nine months of 1996, compared to an operating loss of $40 million on $13 million of revenues in the first nine months of 1995. The increase in revenues and operating losses primarily resulted from the expansion of the WB Network's primetime programming schedule (now at three nights) and the expansion of Kids' WB!, the network's animated programming lineup on Saturday mornings and weekdays. In addition, operating losses for 1995 were mitigated by a favorable legal settlement. Due to the start-up nature of this new national broadcast operation, losses are expected to continue.

    Programming - HBO. Revenues increased to $1.301 billion, compared to $1.181 billion in the first nine months of 1995. EBITDA increased to $259 million from $218 million. Depreciation and amortization amounted to $14 million in 1996 and $11 million in 1995. Operating income increased to $245 million from $207 million. Revenues benefited primarily from a significant increase in subscriptions. EBITDA and operating income improved principally as a result of the revenue gains, as well as income related to the licensing of the television series Martin for domestic syndicated television exhibition.

    Cable. Revenues increased to $2.863 billion, compared to $2.107 billion in the first nine months of 1995. EBITDA increased to $1.134 billion from $900 million. Depreciation and amortization, including amortization related to the purchase of WCI and the acquisition of the ATC minority interest, amounted to $685 million in 1996 and $550 million in 1995. Operating income increased to $449 million from $350 million. Revenues and operating results benefited from the contribution of the TWE-Advance/Newhouse Partnership and the consolidation of Paragon for a full nine-month period. Excluding such effects, revenues benefited from an aggregate increase in basic cable and Primestar-related, direct broadcast satellite subscribers, increases in regulated cable rates as permitted under Time Warner Cable's "social contract" with the FCC and increases in pay-per-view and advertising revenues. Excluding the TWE-Advance/Newhouse Partnership and Paragon effects noted above, EBITDA and operating income increased as a result of the revenue gains, offset in part, with respect to operating income only, by higher depreciation and amortization relating to increased capital spending.

    Interest and Other, Net. Interest and other, net, decreased to $368 million in the first nine months of 1996, compared to $423 million in the first nine months of 1995. Interest expense decreased to $356 million, compared to $440 million in the first nine months of 1995, principally as a result of interest savings on lower average debt levels related to management's debt reduction program and lower short-term, floating-rates of interest paid on borrowings under TWE's former and existing bank credit agreements. There was other expense, net, of $12 million in the first nine months of 1996 compared to other income, net, of $17 million in 1995, principally due to an overall decrease in investment-related income. The decrease in investment-related income resulted from a reduction in interest income, offset in part by higher gains on the sale of certain unclustered cable systems recognized in connection with management's debt reduction program. The reduction in interest income related to lower average cash balances and lower average principal amounts due under the note receivable from U S WEST that was fully collected as of June 1996.

FINANCIAL CONDITION AND LIQUIDITY
September 30, 1996

Financial Condition

    TWE had $5.7 billion of debt, $1.5 billion of Time Warner General Partners' Senior Capital and $6.6 billion of partners' capital at September 30, 1996, compared to $6.2 billion of debt, $1.4 billion of Time Warner General Partners' Senior Capital and $6.5 billion of partners' capital (net of the $169 million uncollected portion of the note receivable from U S WEST) at December 31, 1995. Cash and equivalents were $209 million at September 30, 1996, and December 31, 1995, reducing the debt-net-of-cash amounts for TWE to $5.5 billion and $6 billion, respectively.

Debt Reduction Program

    In the first nine months of 1996, TWE closed certain previously-announced sales of unclustered cable television systems which raised approximately $150 million of proceeds for debt reduction. Including the 1995 sale of 51% of its interest in Six Flags, TWE has now completed transactions that have raised approximately $1.3 billion for debt reduction.

Cash Flows

    In the first nine months of 1996, TWE's cash provided by operations amounted to $1.322 billion and reflected $1.740 billion of EBITDA from the Filmed Entertainment, Broadcasting-The WB Network, Programming-HBO and Cable businesses and $77 million related to a reduction in working capital requirements, other balance sheet accounts and noncash items, less $391 million of interest payments, $52 million of income taxes and $52 million of corporate expenses. Cash provided by operations of $1.194 billion in the first nine months of 1995 reflected $1.486 billion of business segment EBITDA and $256 million related to a reduction in working capital requirements, other balance sheet accounts and noncash items, less $442 million of interest payments, $59 million of income taxes and $47 million of corporate expenses.

    Cash used by investing activities was $864 million in the first nine months of 1996, compared to $82 million in the first nine months of 1995, principally as a result of a $581 million decrease in investment proceeds realized in 1995 in connection with management's debt reduction program and higher capital expenditures. Capital expenditures increased to $1.228 billion in the first nine months of 1996, compared to $983 million in the first nine months of 1995, principally as a result of higher cable capital spending as discussed more fully below.

    Cash used by financing activities was $458 million in the first nine months of 1996, compared to $1.744 billion in the first nine months of 1995, principally as a result of a lower level of debt reduction realized in 1996 and an $820 million decrease in distributions paid to Time Warner, offset in part by a $206 million decrease in collections on the note receivable from U S WEST.

    Management believes that TWE's operating cash flow, cash and equivalents and additional borrowing capacity are sufficient to meet its capital and liquidity needs for the foreseeable future.

Cable Capital Spending

    Since the beginning of 1994, Time Warner Cable has been engaged in a plan to upgrade the technological capability and reliability of its cable television systems and develop new services, which it believes will position the business for sustained, long-term growth. Capital spending by TWE's Cable division amounted to $936 million in the nine months ended September 30, 1996, compared to $718 million in the nine months ended September 30, 1995, and was financed in part through collections on the note receivable from U S WEST of $169 million and $375 million, respectively. Cable capital spending by TWE's Cable division is budgeted to be approximately $400 million for the remainder of 1996 and is expected to be funded by cable operating cash flow. In exchange for certain flexibility in establishing cable rate pricing structures for regulated services that went into effect on January 1, 1996 and consistent with Time Warner Cable's long-term strategic plan, Time Warner Cable has agreed with the FCC to invest a total of $4 billion in capital costs in connection with the upgrade of its cable infrastructure, which is expected to be substantially completed over a five-year period ending December 31, 2000. The agreement with the FCC covers all of the cable operations of Time Warner Cable, including the owned or managed cable television systems of Time Warner, TWE and the TWE-Advance/Newhouse Partnership. Management expects to continue to finance such level of investment principally through the growth in cable operating cash flow derived from increases in subscribers and cable rates, bank credit agreement borrowings and the development of new revenue streams from expanded programming options, high speed data transmission, telephony and other services.

Warner Bros. Backlog

    Warner Bros.' backlog, representing the amount of future revenue not yet recorded from cash contracts for the licensing of theatrical and television product for pay cable, network, basic cable and syndicated television exhibition, amounted to $1.611 billion at September 30, 1996, compared to $1.056 billion at December 31, 1995 (including amounts relating to HBO of $190 million at September 30, 1996 and $175 million at December 31,
1995). Warner Bros.' backlog increased principally as a result of the licensing of the hit television series Friends and ER for domestic syndication and cable television exhibition beginning in 1998. Because backlog generally relates to contracts for the licensing of theatrical and television product which have already been produced, the recognition of revenue for such completed product is principally only dependent upon the commencement of the availability period for telecast under the terms of the related licensing agreement. In addition, cash licensing fees are collected periodically over the term of the related licensing agreements. Accordingly, the portion of backlog for which cash advances have not already been received has significant off-balance sheet asset value as a source of future funding. The backlog excludes advertising barter contracts, which are also expected to result in the future realization of cash through the sale of advertising spots received under such contracts.

Foreign Currency Risk Management

    Time Warner uses foreign exchange contracts primarily to hedge the risk that unremitted or future license fees owed to TWE domestic companies for the sale or anticipated sale of U.S. copyrighted products abroad may be adversely affected by changes in foreign currency exchange rates. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, Time Warner hedges a portion of its foreign currency exposures anticipated over the ensuing twelve month period, including those related to TWE. At September 30, 1996, Time Warner had effectively hedged approximately half of TWE's estimated foreign currency exposures that principally relate to anticipated cash flows to be remitted to the U.S. over the ensuing twelve month period, using foreign exchange contracts that generally have maturities of three months or less, which are generally rolled over to provide continuing coverage throughout the year. TWE is reimbursed by or reimburses Time Warner for Time Warner contract gains and losses related to TWE's foreign currency exposure. Time Warner often closes foreign exchange sale contracts by purchasing an offsetting purchase contract. At September 30, 1996, Time Warner had contracts for the sale of $500 million and the purchase of $200 million of foreign currencies at fixed rates. Of Time Warner's $300 million net sale contract position, none of the foreign exchange purchase contracts and $103 million of the foreign exchange sale contracts related to TWE's foreign currency exposure, primarily Japanese yen (21% of net contract position related to TWE), French francs (22%), German marks (11%) and Canadian dollars (18%), compared to a net sale contract position of $113 million of foreign currencies at December 31, 1995.

    Unrealized gains or losses related to foreign exchange contracts are recorded in income as the market value of such contracts change; accordingly, the carrying value of foreign exchange contracts approximates market value. The carrying value of foreign exchange contracts was not material at September 30, 1996 and December 31, 1995. No cash is required to be received or paid with respect to such gains and losses until the related foreign exchange contracts are settled, generally at their respective maturity dates. For the nine months ended September 30, 1996 and 1995, TWE recognized $4 million in gains and $8 million in losses, respectively, on foreign exchange contracts, which were or are expected to be offset by corresponding decreases and increases, respectively, in the dollar value of foreign currency license fee payments that have been or are anticipated to be received in cash from the sale of U.S. copyrighted products abroad. Time Warner places foreign currency contracts with a number of major financial institutions in order to minimize credit risk.

    Based on Time Warner's outstanding foreign exchange contracts related to TWE's exposure outstanding at September 30, 1996, each 5% devaluation of the U.S. dollar as compared to the level of foreign exchange rates for currencies under contract at September 30, 1996 would result in approximately $5 million of unrealized losses on foreign exchange contracts. Conversely, a 5% appreciation of the U.S. dollar as compared to the level of foreign exchange rates for currencies under contract at September 30, 1996 would result in $5 million of unrealized gains on contracts. Consistent with the nature of the economic hedge provided by such foreign exchange contracts, such unrealized gains or losses would be offset by corresponding decreases or increases, respectively, in the dollar value of future foreign currency license fee payments that would be received in cash within the ensuing twelve month period from the sale of U.S. copyrighted products abroad.

             TIME WARNER ENTERTAINMENT COMPANY, L.P.
                    CONSOLIDATED BALANCE SHEET
                           (Unaudited)
                                                September 30,   December 31,
                                                     1996         1995
                                                        (millions)
ASSETS
Current assets
Cash and equivalents                               $   209      $  209
Receivables, including $295 and $354 due from
  Time Warner, less allowances of $366 and $365      1,542       1,635
Inventories                                          1,200         904
Prepaid expenses                                       142         161

Total current assets                                 3,093       2,909

Noncurrent inventories                               2,063       1,909
Loan receivable from Time Warner                       400         400
Investments                                            296         383
Property, plant and equipment, net                   5,780       5,205
Cable television franchises                          3,101       3,360
Goodwill                                             4,027       4,119
Other assets                                           681         620

Total assets                                       $19,441     $18,905

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities
Accounts payable                                   $   670     $   697
Participations and programming costs                 1,354       1,090
Debt due within one year                                 2          47
Other current liabilities                            1,571       1,380

Total current liabilities                            3,597       3,214

Long-term debt                                       5,673       6,137
Other long-term liabilities, including
  $292 and $198 due to Time Warner                   1,120         924
Minority interests                                     900         726
Time Warner General Partners' Senior Capital         1,513       1,426

Partners' capital
Contributed capital                                  7,537       7,522
Undistributed partnership earnings (deficit)          (899)       (875)
Note receivable from U S WEST                            -        (169)
Total partners' capital                              6,638       6,478

Total liabilities and partners' capital            $19,441     $18,905


See accompanying notes.

                  TIME WARNER ENTERTAINMENT COMPANY, L.P.
                    CONSOLIDATED STATEMENT OF OPERATIONS
                                (Unaudited)


                                        Three Months        Nine Months
                                    Ended September 30,  Ended September 30,
                                      1996   1995           1996    1995
                                                   (millions)

Revenues (a)                         $2,718    $2,324      $7,811   $6,762

Cost of revenues (a)(b)               1,855     1,589       5,250    4,640
Selling, general and
   administrative (a)(b)                592       467       1,725    1,397

Operating expenses                    2,447     2,056       6,975    6,037

Business segment operating income       271       268         836      725
Interest and other, net (a)            (147)     (127)       (368)    (423)
Minority interest                       (52)      (51)       (154)     (86)
Corporate services (a)                  (17)      (17)        (52)     (47)

Income before income taxes               55        73         262      169
Income taxes                            (10)      (26)        (49)     (62)

Income before extraordinary item         45        47         213      107
Extraordinary loss on retirement of debt  -       (24)          -      (24)

Net income                           $   45    $   23      $  213    $  83
__________________
(a) Includes the following income (expenses) resulting from transactions with the partners of TWE and other related companies for the three and nine months ended September 30, 1996, respectively, and for the corresponding periods in the prior year: revenues- $48 million and $147 million in 1996, $17 million and $75 million in 1995; cost of revenues- $(30) million and $(68) million in 1996, $(19) million and $(72) million in 1995;
selling, general and administrative- $(24) million and $(33) million in 1996, $(22) million and $(62) million in 1995; interest and other, net- $6 million and $22 million in 1996, $14 million and $20 million in 1995; and corporate services- $(17) million and $(52) million in 1996, $(17) million and $(47) million in 1995.

(b)  Includes depreciation and
     amortization expense of:      $  322      $  260      $  904    $  761


See accompanying notes.

                   TIME WARNER ENTERTAINMENT COMPANY, L.P.
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                               (Unaudited)

                                                             Nine Months
                                                         Ended September 30,
                                                           1996      1995
                                                              (millions)
OPERATIONS
Net income                                               $  213      $   83
Adjustments for noncash and nonoperating items:
Extraordinary loss on retirement of debt                      -          24
Depreciation and amortization                               904         761
Changes in operating assets and liabilities                 205         326

Cash provided by operations                               1,322       1,194

INVESTING ACTIVITIES
Investments and acquisitions                                (86)       (130)
Capital expenditures                                     (1,228)       (983)
Investment proceeds                                         450       1,031

Cash used by investing activities                          (864)        (82)

FINANCING ACTIVITIES
Borrowings                                                  190       2,041
Debt repayments                                            (697)     (3,135)
Capital distributions                                      (162)       (982)
Collections on note receivable from U S WEST                169         375
Other                                                        42         (43)

Cash used by financing activities                          (458)     (1,744)

DECREASE IN CASH AND EQUIVALENTS                              -        (632)


CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                 209       1,071

CASH AND EQUIVALENTS AT END OF PERIOD                    $  209      $  439



See accompanying notes.

             TIME WARNER ENTERTAINMENT COMPANY, L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)

1.       DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

         Time Warner Entertainment Company, L.P., a Delaware limited partnership ("TWE"), is engaged principally in three fundamental areas of business: Entertainment, consisting principally of interests in filmed entertainment, broadcasting and theme parks; Cable Networks, consisting principally of interests in cable television programming; and Cable, consisting principally of interests in cable television systems.

         Each of the business interests within Entertainment, Cable Networks and Cable is important to TWE's objective of increasing partner value through the creation, extension and distribution of recognizable brands and copyrights throughout the world. Such brands and copyrights include (1) the unique and extensive film and television libraries of Warner Bros. and trademarks such as the Looney Tunes characters and Batman, (2) The WB Network, a new national broadcasting network launched in 1995 as an extension of the Warner Bros. brand and as an additional distribution outlet for Warner Bros.' collection of children's cartoons and television programming, (3) Six Flags, the largest regional theme park operator in the United States, in which TWE owns a 49% interest, (4) HBO and Cinemax, the leading pay television services and (5) Time Warner Cable, the second largest operator of cable television systems in the U.S.

         The operating results of TWE's various business interests are presented herein as an indication of financial performance (Note 7). Except for start-up losses incurred in connection with The WB Network, TWE's principal business interests generate significant operating income and cash flow from operations. The cash flow from operations generated by such business interests is significantly greater than their operating income due to significant amounts of noncash amortization of intangible assets recognized principally in Time Warner Companies, Inc.'s ("Time Warner")* $14 billion acquisition of Warner Communications Inc. ("WCI") in 1989 and $1.3 billion acquisition of the minority interest in American Television and Communications Corporation ("ATC") in 1992, a portion of which cost was allocated to TWE in accordance with the pushdown method of accounting. Noncash amortization of intangible assets recorded by TWE's businesses amounted to $115 million and $112 million for the three months ended September 30, 1996 and 1995, respectively, and $326 million and $344 million for the nine months ended September 30, 1996 and 1995, respectively.

___________________
* Time Warner Companies, Inc. ("Old Time Warner") was formerly known as Time Warner Inc. On October 10, 1996, Old Time Warner became a wholly owned subsidiary of TW Inc. ("New Time Warner") in connection with the acquisition by New Time Warner of the remaining 80% interest in Turner Broadcasting System, Inc. that was not already owned by Old Time Warner. Simultaneously therewith, New Time Warner was renamed Time Warner Inc. and Old Time Warner was renamed Time Warner Companies Inc. Unless the context indicates otherwise, references herein to "Time Warner" refer to Old Time Warner.

     Subsidiaries of Time Warner are the general partners of TWE ("Time Warner General Partners"). During 1995, Time Warner acquired the aggregate 11.22% limited partnership interests previously held by subsidiaries of each of ITOCHU Corporation and Toshiba Corporation. As a result, Time Warner and certain of its wholly owned subsidiaries collectively own general and limited partnership interests in 74.49% of the pro rata priority capital ("Series A Capital") and residual equity capital ("Residual Capital") of TWE, and 100% of the senior priority capital ("Senior Capital") and junior priority capital ("Series B Capital") of TWE. The remaining 25.51% limited partnership interests in the Series A Capital and Residual Capital of TWE are held by a subsidiary of U S WEST, Inc. ("U S WEST").

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

     The consolidated financial statements reflect (i) the formation by TWE of the TWE-Advance/Newhouse Partnership effective as of April 1, 1995, (ii) the deconsolidation of Six Flags Entertainment Corporation ("Six Flags") effective as of June 23, 1995 and (iii) the consolidation of Paragon Communications ("Paragon") effective as of July 6, 1995. Certain reclassifications have been made to 1995 financial statements to conform to the 1996 presentation.

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

     The accompanying consolidated statement of operations includes the operating results of the Advance/Newhouse businesses from the date of contribution to the partnership. On a pro forma basis, giving effect to (i) the 1995 formation of the TWE-Advance/Newhouse Partnership, (ii) the 1995 refinancing of approximately $2.6 billion of pre-existing bank debt, (iii) the 1995 consolidation of Paragon, (iv) the 1995 reacquisition of the Time Warner Service Partnership Assets (Note 6), (v) the 1995 sale of 51% of TWE's interest in Six Flags and (vi) the sale or expected sale or transfer of certain unclustered cable television systems owned by TWE, as if each of such transactions had occurred at the beginning of 1995, TWE would have reported for the three and nine months ended September 30, 1995, respectively, revenues of $2.352 billion and $6.935 billion, depreciation and amortization of $265 million and $793 million, operating income of $265 million and $725 million and net income of $74 million and $151 million. No pro forma financial information has been presented for TWE for the three and nine months ended September 30, 1996 because all of such transactions are already reflected, in all material respects, in the historical financial statements of TWE.

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

4.   INVENTORIES

     Inventories consist of:

                                   September 30, 1996    December 31, 1995
                                 Current   Noncurrent   Current   Noncurrent
                                                    (millions)
Film costs:
 Released, less amortization       $  501    $  448       $  529      $  437
 Completed and not released           312        72           74          22
 In process and other                  34       541           11         396
 Library, less amortization             -       677            -         717
Programming costs, less amortization  251       325          219         337
Merchandise                           102         -           71           -

Total                              $1,200    $2,063       $  904      $1,909

5.   LONG-TERM DEBT

     Long-term debt consists of:
                                                September 30,   December 31,
                                                     1996          1995
                                                          (millions)
Credit agreement, weighted average interest
  rates of 6.0% and 6.4%                              $1,335      $2,185
Commercial paper, weighted average interest
  rates of 5.8% and 6.2%                                 545         157
Publicly held notes and debentures                     3,781       3,781
Other                                                     12          14

Total                                                 $5,673      $6,137

     Each Time Warner General Partner has guaranteed a pro rata portion of approximately $5.4 billion of TWE's debt and accrued interest thereon based on the relative fair value of the net assets each Time Warner General Partner contributed to TWE. Such indebtedness is recourse to each Time Warner General Partner only to the extent of its guarantee.

     An extraordinary loss of $24 million was recognized in 1995 in connection with the write-off of deferred financing costs related to TWE's former bank credit agreement that was terminated.

6.   PARTNERS' CAPITAL

     Changes in partners' capital were as follows:
                                                            Nine Months
                                                         Ended September 30,
                                                           1996      1995
                                                             (millions)
Balance at beginning of year                             $6,478      $6,233
Net income                                                  213          83
Capital contributions                                        15           -
Distributions                                              (161)       (371)
Allocation of income to Time Warner General
  Partners' Senior Capital                                  (87)       (101)
Collections on note receivable from U S WEST                169         375
Reacquisition of Time Warner Service Partnership Assets       -         124
Other                                                        11           8

Balance at September 30                                  $6,638      $6,351

     In September 1995, TWE reacquired substantially all of the assets of the Time Warner Service Partnerships, subject to the liabilities relating thereto (the "Time Warner Service Partnership Assets"), in exchange for Series B Capital interests in TWE equal to approximately $400 million. The reacquisition was recorded for financial statement purposes based on the $124 million historical cost of the Time Warner Service Partnership Assets. Prior to such reacquisition, the Time Warner Service Partnerships owned and operated certain assets of TWE which had been distributed to the Time Warner General Partners in September 1993 in order to ensure compliance with the Modification of Final Judgment entered on August 24, 1982 by the United States District Court for the District of Columbia applicable to U S WEST and its affiliated companies, which may have included TWE. Prior to September 1995, TWE was required to make quarterly cash distributions related to its Series B Capital in the amount of $12.5 million to the Time Warner General Partners ("TWSP Distributions"), which the General Partners were then required to contribute to the Time Warner Service Partnerships.

     TWE is required to make distributions to reimburse the partners for income taxes at statutory rates based on their allocable share of taxable income, and to reimburse Time Warner for its stock options granted to employees of TWE based on the amount by which the market price of Time Warner common stock exceeds the option exercise price on the exercise date or, with respect to options granted prior to the TWE capitalization on September 30, 1992, the greater of the exercise price and the $27.75 market price of Time Warner common stock at the time of the TWE capitalization. TWE accrues a stock option distribution and a corresponding liability with respect to unexercised options when the market price of Time Warner common stock increases during the accounting period, and reverses previously-accrued stock option distributions and the corresponding liability when the market price of Time Warner common stock declines.

     During the nine months ended September 30, 1996, TWE accrued
$153 million of tax-related distributions and $8 million of stock option distributions, based on closing prices of Time Warner common stock of $38.50 at September 30, 1996 and $37.875 at December 31, 1995. During the nine months ended September 30,
1995, TWE accrued $25 million of TWSP Distributions and $241 million of tax-related distributions, as well as $105 million of stock option distributions as a result of an increase at that time in the market price of Time Warner common stock. In the nine months ended September 30, 1996, TWE paid distributions to the Time Warner General Partners in the amount of $162 million, consisting of $153 million of tax-related distributions and $9 million of stock option related distributions. In the nine months ended September 30, 1995, TWE paid the Time Warner General Partners distributions in the amount of $982 million, consisting of $575 million of tax-related distributions, $25 million of TWSP Distributions, $16 million of stock option related distributions and $366 million of distributions of TWE partnership income that had been allocated to the Time Warner General Partners' Senior Capital interest.

7.   SEGMENT INFORMATION

     TWE's businesses are conducted in three fundamental areas of business: Entertainment, consisting principally of interests in filmed entertainment, broadcasting and theme parks; Cable Networks, consisting principally of interests in cable television programming; and Cable, consisting principally of interests in cable television systems.

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

                                          Three Months        Nine Months
                                     Ended September 30,  Ended September 30,
                                       1996      1995       1996      1995
                                                   (millions)
Revenues
Filmed Entertainment                 $1,443    $1,174     $3,929      $3,508
Six Flags Theme Parks                     -         -          -         227
Broadcasting - The WB Network            23         7         56          13
Programming - HBO                       426       404      1,301       1,181
Cable                                   955       826      2,863       2,107
Intersegment elimination               (129)      (87)      (338)       (274)

Total                                $2,718    $2,324     $7,811      $6,762

                                        Three Months        Nine Months
                                    Ended September 30,  Ended September 30,
                                      1996      1995       1996      1995
                                                  (millions)
Operating Income
Filmed Entertainment                 $   56    $   60     $  205      $  179
Six Flags Theme Parks                     -         -          -          29
Broadcasting - The WB Network           (27)       (7)       (63)        (40)
Programming - HBO                        86        70        245         207
Cable                                   156       145        449         350

Total                                $  271    $  268     $  836      $  725


                                        Three Months        Nine Months
                                     Ended September 30, Ended September 30,
                                       1996      1995      1996      1995
                                                  (millions)

Depreciation of Property, Plant and Equipment
Filmed Entertainment                 $   51    $   27     $  113      $   69
Six Flags Theme Parks                     -         -          -          20
Broadcasting - The WB Network             -         -          -           -
Programming - HBO                         5         3         14          11
Cable                                   151       118        451         317

Total                                $  207    $  148     $  578      $  417


                                        Three Months        Nine Months
                                    Ended September 30,  Ended September 30,
                                      1996      1995       1996      1995
                                                   (millions)

Amortization of Intangible Assets (1)
Filmed Entertainment                 $   32    $   31     $   92      $  100
Six Flags Theme Parks                     -         -          -          11
Broadcasting - The WB Network             -         -          -           -
Programming - HBO                         -         -          -           -
Cable                                    83        81        234         233

Total                                $  115    $  112     $  326      $  344
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

9.   ADDITIONAL FINANCIAL INFORMATION

     Additional financial information is as follows:

                                                        Nine Months
                                                    Ended September 30,
                                                      1996      1995
                                                        (millions)
Interest expense                                    $  356      $  440
Cash payments made for interest                        391         442
Cash payments made for income taxes (net)               52          59

                   Part II.  Other Information

Item 1.   Legal Proceedings.

     On October 8, 1996, the New York State Attorney General began an investigation by serving a subpoena duces tecum on Time Warner. In re New York State Attorney General's Investigation. The subpoena seeks information regarding whether Time Warner and Time Warner Cable may have violated Section 340 of the General Business Law of New York and/or Sections 1 and/or 2 of the Sherman Antitrust Act in making certain decisions regarding the carriage of video programming services on Time Warner's cable systems, including its decision to carry the MSNBC news service and not the Fox News Channel ("FNC").

     On October 9, 1996, an action was commenced in the United
States District Court for the Eastern District of New York entitled Fox News Network, L.L.C. v. Time Warner Inc., Time Warner Entertainment Company, L.P., Turner Broadcasting System, Inc., and R.E. "Ted" Turner III. The plaintiff seeks to have Time
Warner divest the TBS assets acquired alleging that the TBS transaction is violative of Section 7 of the Clayton Act.
The plaintiff also seeks damages flowing from alleged violations of Section 1 of the Sherman Act, the Donnelly
Act, New York State's antitrust statute, as well as alleged breach of contract and fraudulent misrepresentations regarding carriage of the FNC on defendants' cable television systems. In total, the plaintiff seeks $1.75 billion in damages. While the schedule of the proceedings remains the subject of dispute between the parties, trial is tentatively set to begin April 2, 1997.

     On October 7, 1996, a hearing was held to consider whether the consummation of the TBS Transaction constituted a "change in control" within the meaning of Time Warner Cable's franchise agreements with the City of New York (collectively, the "Franchise Agreements"). On October 9, 1996, the New York City Franchise Concession and Review Committee met to consider this issue, but took no action on the matter after the City advised that the matter required further consideration. Effecting a change in control within such meaning without the City's consent could give the City various rights, which could include the right to terminate the Franchise Agreements. Time Warner does not believe there has been such a change in control.

     On October 10, 1996, the holders of Time Warner's New York
City cable franchises filed a complaint against the City of New York in the United States District Court for the Southern District of
New York alleging that the City's announced plan to carry two commercial cable programs, Bloomberg Information Television ("BIT") and the FNC, over the City's municipal access channels is a violation of the Franchise Agreements, the 1984 Cable Act, the First Amendment, New York Public Service Law and certain other legal rights of such holders. In addition to seeking to enjoin the City's activity, the complaint seeks a declaratory judgment that the TBS Transaction does not effect a change in control for the purposes of the Franchise Agreements.

     On October 11, 1996, the judge in this action issued a temporary restraining order preventing the City from carrying either BIT or the FNC over its municipal access channels. After a hearing on October 28, 1996, the judge on November 6, 1996 granted the Time Warner plaintiffs a preliminary injunction that will continue to prevent the City from carrying these services on its municipal access channels until a trial on the matter is completed. The City has announced its intention to appeal the judge's decision. Thus far, all activity in this action has related to Time Warner's request for an injunction, and proceedings with respect to the declaratory judgment that the TBS Transaction does not effect a change in control for the purposes of the Franchise Agreements have not as yet commenced.

     Reference is made to the Federal lawsuit filed by TWE in November 1992 seeking to overturn major provisions of the 1992
Cable Act, described on page 51 of Time Warner's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 (the "June 1996
Form 10-Q").  On August 30, 1996, the D.C. Circuit Court of
Appeals rejected TWE's challenges to certain provisions of the 1984 and 1992 Cable Acts, held unripe the challenge to the program creation provision of Section 11(c) of the 1992 Cable
Act, and consolidated the remaining challenges to Section 11(c) with Time Warner Entertainment Company, L.P. v. FCC. On October
29, 1996, TWE and the other plaintiffs filed a Petition for Rehearing and Suggestion for Rehearing En Banc with the Court, asking the Court to reconsider its application of First Amendment law and specifically asking it to reconsider its holding that Section 15 of the 1992 Cable Act is constitutional. Amici filed a petition asking for rehearing on the Court's holding that Section 25 of the 1992 Cable Act is constitutional.

     Reference is made to the investigation commenced in 1993 by the Federal Trade Commission ("FTC"), described on page I-42 of Time Warner's Annual Report on Form 10-K for the year ended December 31, 1995 (the "1995 Form 10-K"). By letter dated October 21, 1996, the FTC informed Warner Elektra Atlantic Corporation that its investigation has been closed.

     Reference is made to the litigation entitled Robinson and Silvey v. EMI Music Distribution, Inc., Sony Music Entertainment, Inc., Warner Elektra Atlantic Corporation, UNI Distribution Corporation, Bertelsmann Music Group, Inc. and PolyGram Group Distribution, Inc., described on page 51 of the June 1996 Form 10-Q. On August 5, 1996, defendants jointly filed a Notice of Removal from the Circuit Court of Blount County, Tennessee, to the United States District Court for the Eastern District of Tennessee. On August 21, 1996, plaintiffs filed a Motion to Remand the case to the Circuit Court of Blount County, and on October 4, 1996, defendants jointly filed their Response in Opposition to the Motion to Remand.

     Reference is made to the litigation entitled Lewis et al.
v. Turner Broadcasting System, Inc., et al., described on page 51 of the June 1996 Form 10-Q. On September 13, 1996, plaintiffs, who were TBS shareholders, filed a motion for a preliminary injunction (and related relief) seeking, among other things, an order enjoining consummation of the TBS Transaction. Their motion was denied by Order of the Superior Court of Fulton County for the State of Georgia dated October 3, 1996. In addition, on
September 19, 1996, plaintiffs sought leave to file a Fourth
Amended Complaint. Defendants filed a brief in opposition to plaintiffs' motion arguing that the "new allegations" plaintiffs seek to add to their complaint are baseless. Plaintiffs have indicated that they intend to go forward with this matter despite the denial of their motion for a preliminary injunction and the closing of the TBS transaction.

     Reference is made to the litigation entitled Shingala v. R.E. Turner, et al. described at page I-45 of the 1995 Form 10-K. On September 13, 1996, plaintiffs filed a motion for a preliminary injunction (and related relief) seeking, among other things, an order enjoining consummation of the TBS Transaction. Their motion was denied by order of the Superior Court of Fulton County for the State of Georgia dated October 3, 1996.


Item 2.   Changes in Securities.

     (a) On October 10, 1996, each outstanding share of common stock, par value $1.00 per share, of Time Warner, other than shares held directly or indirectly by Time Warner, was converted into one share of common stock, par value $.01 per share, of New Time Warner.

     (b) In connection with the TBS Transaction, Time Warner was recapitalized resulting in a reduction (i) in the number of outstanding shares of each class of Time Warner capital stock by a factor of 1/1000 and (ii) in the par value of each class of such capital stock from $1.00 per share to $.01 per share. All of such shares are held directly and indirectly by New Time Warner.


Item 4.    Submission of Matters to a Vote of Security-Holders.

     (a) A Special Meeting of Stockholders of Time Warner was held on October 10, 1996 (the "1996 Special Meeting").

     (b)   The following matter was voted upon at the 1996
Special Meeting:

     Approval of the Amended and Restated Agreement and Plan of Merger dated as of September 22, 1995, as amended, among Time
Warner, TBS, New Time Warner, Time Warner Acquisition Corp. and
TW Acquisition Corp. (the "TBS Merger Agreement"):

                                                 Broker
   Votes For    Votes Against   Abstentions     Non-Votes
 344,719,756      4,747,689      1,478,435        None


Item 6.   Exhibits and Reports on Form 8-K.

     (a)   Exhibits.

     The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as a part of this report and such Exhibit Index is incorporated herein by reference.

     (b)   Reports on Form 8-K.

         (i) Time Warner filed a Current Report on Form 8-K dated August 6, 1996, reporting in Item 5 that it had issued a press release dated August 6, 1996 announcing that as a result of a printer's error, a preliminary draft of a report on Form 8-K relating to the acquisition of TBS was inadvertently filed through the SEC's electronic filing system.

         (ii) Time Warner filed a Current Report on Form 8-K dated August 14, 1996 setting forth in Item 7 certain pro forma financial statements of Time Warner and Time Warner Entertainment Group at June 30, 1996, reflecting certain transactions entered into by Time Warner and TWE during 1995 and 1996.

         (iii) Time Warner filed a Current Report on Form 8-K dated September 6, 1996 reporting in Item 5 (A) the signing of the Agreement Containing Consent Order dated August 14, 1996 by Time Warner, TBS, TCI and LMC (together with the Interim Agreement contemplated thereby, the "FTC Consent Decree") and (B) certain amendments to the TBS Merger Agreement and related documents as a result of the FTC Consent Decree.

         (iv) Time Warner filed a Current Report on Form 8-K dated September 12, 1996 reporting in Item 5 that it had issued a press release on September 12, 1996 announcing that the FTC had given its initial approval to the FTC Consent decree.

         (v) New Time Warner filed a Current Report on Form 8-K dated October 10, 1996 reporting in (A) Item 2 that on October 10, 1996 the mergers (the "Merger") contemplated by the TBS Merger Agreement were approved by the stockholders of Time Warner and the shareholders of TBS and that the Merger and certain related transactions were consummated on that date and (B) Item 5 certain events relating to Time Warner's decision not to carry the FNC on its cable system in New York City and certain matters related to the Merger.

                  TIME WARNER COMPANIES, INC.

                           SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              Time Warner Companies, Inc.
                                  (Registrant)



                              By:    /s/  Richard J. Bressler
                              Name:     Richard J. Bressler
                              Title:    Senior Vice President
                                   and Chief Financial Officer

Dated:                        November 14, 1996

                          EXHIBIT INDEX

              Pursuant to Item 601 of Regulation S-K


Exhibit No.             Description of Exhibit


2.1 Amendment No. 1 dated as of August 8, 1996 to the Amended and Restated Agreement and Plan of Merger dated as of September 22, 1995 among Time
        Warner Inc. (the "Registrant"), TW Inc. ("TW"),
        Time Warner Acquisition Corp., TW Acquisition
        Corp. and Turner Broadcasting System, Inc.
        ("TBS") (which is incorporated herein by reference to Exhibit 2(a) to the Registrant's
        Current Report on Form 8-K dated September 6,
        1996 (the "September 1996 Form 8-K")).


2.2     Agreement Containing Consent Order dated August
        14, 1996 among the Registrant, TBS,
        Tele-Communications, Inc., Liberty Media Corporation ("LMC") and the Federal Trade Commission (which is incorporated herein by reference to Exhibit
        2(b) to the September 1996 Form 8-K).


3.1     Certificate of Merger of Time Warner Acquisition
        Corp. into the Registrant as filed with the Secretary of State of the State of Delaware on October 10, 1996.


3.2 Certificate of Amendment of Restated Certificate of Incorporation of the Registrant as filed with the Secretary of State of the State of Delaware on October 11, 1996.


3.3 By-laws of the Registrant effective as of October 10, 1996.


4.1     Second Supplemental Indenture dated as of
        October 10, 1996 among the Registrant, New Time
        Warner and The Chase Manhattan Bank, as Trustee, to the Indenture dated as of January 15, 1993 between the Registrant and the Trustee.


4.2     Third Supplemental Indenture dated as of October
        10, 1996 among the Registrant, New Time Warner and The Chase Manhattan Bank, as Trustee, to the
        Indenture dated as of October 15, 1992 between the Registrant and the Trustee.


4.3     Second Supplemental Indenture dated as of
        October 10, 1996, among the Registrant, New Time
        Warner and The Chase Manhattan Bank, as Trustee, to the Indenture dated as of December 5, 1995 between the Registrant and the Trustee.


4.4     First Supplemental Indenture dated as of October
        10, 1996 among the Registrant, New Time Warner and The Chase Manhattan Bank, as Trustee, to the
        Indenture dated as of August 15, 1995.


4.5     Declaration Guarantee dated as of October 10,
        1996 among the Registrant, New Time Warner and the Trustees under an Amended and Restated
        Declaration of Trust dated as of August 15, 1995
        pursuant to which the Trust issued $1.24
        Preferred Exchangeable Redemption Cumulative
        Securities (the "PERCS").


4.6 Guarantee Agreement dated as of October 10, 1996 among the Registrant, New Time Warner and First
        National Bank of Chicago, as Trustee, relating to the PERCS.


4.7     Declaration Guarantee dated as of October 10,
        1996 among the Registrant, New Time Warner and the Trustees under an Amended and Restated
        Declaration of Trust dated as of December 5, 1995 pursuant to which the Trust issued 8-7/8%
        Preferred Trust Securities (the "Preferred Trust
        Securities").


4.8 Guarantee Agreement dated as of October 10, 1996 among the Registrant, New Time Warner and First
        National Bank of Chicago, as Trustee, relating to the Preferred Trust Securities.


10.1 Second Amended and Restated LMC Agreement dated as of September 22, 1995 among TW, LMC, TCI
        Turner Preferred, Inc., Communication Capital
        Corp. and United Cable Turner Investment, Inc.
        (which is incorporated herein by reference to Exhibit 10(a) to the September 1996 Form 8-K).


27      Financial Data Schedule.